Form 10-K/A
period 1994-12-31
AMERICAN POWER CONVERSION CORPORATION
filed 1995-05-03
CIK 835910

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A
                          AMENDMENT NO. 1 TO FORM 10-K
(Mark One)
     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES AND EXCHANGE ACT OF 1934

                  For the Fiscal year ended December 31, 1994

                                       or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

                         Commission File number 1-12432

                     AMERICAN POWER CONVERSION CORPORATION
             (Exact name of Registrant as specified in its charter)

     MASSACHUSETTS                                         04-2722013
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

            132 FAIRGROUNDS ROAD, WEST KINGSTON, RHODE ISLAND 02892
                    (Address of Principal Executive Offices)
                                  401-789-5735
              (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12 (b) of the Act:

                         Common Stock,  $.01 par value
                                (Title of Class)

Securities registered pursuant to Section 12(g) of the Act:

                                      None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  YES    X      NO
                                          ---         ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K   [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant on May 1, 1995 was approximately $1,138,357,000 based on the price of the last reported sale as reported by the Nasdaq Stock Market on May 1, 1995. The number of shares outstanding of the Registrant's Common Stock on May 1, 1995 was 92,698,528.

Documents Incorporated by Reference
None.

The undersigned registrant hereby amends the following items of its Annual Report on Form 10-K as set forth in the pages attached hereto.

                                    Part III


Item 10.  Directors of the Registrant

The following table sets forth the names of all current directors, their ages and present position(s) with the Company.


           Name              Age                Position(s)
           ----              ---                -----------
Rodger B. Dowdell, Jr.(1)     46  President, Chief Executive Officer and
                                  Chairman of the Board of Directors

Emanuel E. Landsman           58  Vice President, Secretary, Clerk and
                                  Director

Neil E. Rasmussen             40  Vice President and Director

Ervin F. Lyon (1)(2)          59  Director

James D. Gerson (1)(2)        51  Director

- ----------------------------

(1)  Member, Compensation and Stock Option Committee
(2)  Member, Audit Committee

The By-laws of the Company provide that each director is elected to hold office until the next annual meeting of shareholders, and until his successor is chosen and qualified. The officers of the Company are elected annually at the first meeting of the Board of Directors following the annual meeting of shareholders, and hold office until their respective successors are chosen and qualified.

Rodger B. Dowdell, Jr. joined the Company in August 1985 and has been President and a Director since that time. From January to August 1985, Mr. Dowdell worked for the Company as a consultant, developing a marketing and production strategy for UPS products. From 1978 to May 1984 he was President of Independent Energy, Inc., a manufacturer of electronic temperature controls.

Emanuel E. Landsman has been Vice President, Clerk and Director of the Company since its inception. From 1966 to 1981, Dr. Landsman worked at Massachusetts Institute of Technology's Lincoln Laboratory ("M.I.T."), where he was in the Space Communications Group from 1966 to 1977 and the Energy Systems Engineering Group from 1977 to 1981.

Neil E. Rasmussen has been Vice President and a Director of the Company since its inception. From 1979 to 1981, Mr. Rasmussen worked in the Energy Systems Engineering Group at M.I.T.'s Lincoln Laboratory.

Ervin F. Lyon has been a Director of the Company since its inception. From September 1986 to March 1993, Dr. Lyon worked for M.I.T's Lincoln Laboratory, from which he retired in March 1993. From the inception of the Company through August 1985, Dr. Lyon was President and Chairman of the Company. From 1977 to 1981, Dr. Lyon was a member of the technical staff at M.I.T's Lincoln Laboratory.

James D. Gerson has been a Director of the Company since August 1988. Commencing January 1986 through January 1992, Mr. Gerson was Vice President and Manager - Corporate Finance of Josephthal & Co., Inc., and successor firms, an investment banking and brokerage firm. From January 1992 to March 1993, Mr. Gerson was Managing Director of Corporate Finance of Reich & Co., Inc. Since March 1993, Mr. Gerson has been Senior Vice President of Fahnestock & Co. Mr. Gerson is also a member of the Board of Directors of AgServices of America, Inc., Conceptronic, Inc., Energy Research Corporation, Hilite Industries, Inc. and Computer Outsourcing Services, Inc.

SECTION 16 REQUIREMENTS

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the "SEC"). Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it with respect to fiscal 1994, or written representations from certain reporting persons, the Company believes that all of its directors, officers and persons who own more than 10% of a registered class of the Company's equity securities complied with all filing requirements applicable to them with respect to transactions during 1994.

Item 11.  Executive Compensation

The following table sets forth the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended December 31, 1994, 1993 and 1992, of those persons who were at December 31, 1994 (i) the chief executive officer and (ii) the other four most highly compensated executive officers of the Company (the "Named Officers"):

                           SUMMARY COMPENSATION TABLE

                                                               Long-Term
                                                              Compensation
                                  Annual Compensation (1)      Awards (2)
                                  -----------------------     Securities
                                                               Underlying        All other
 Name and Principal Position   Year   Salary     Bonus($)(3)  Options/SARs    Compensation (4)
- -----------------------------  ----   ------     -----------  ------------    ----------------
Rodger B. Dowdell, Jr.         1994   $392,000   $360,000               0       $32,174(6)
Chief Executive Officer,       1993    370,000    400,000               0        30,144(6)
President & Director           1992    309,000    350,000               0            --

Neil E. Rasmussen              1994    259,000    240,300               0        31,624(7)
Vice President and Director    1993    244,000    267,000               0        30,144(7)
                               1992    206,000    231,000               0            --

Edward W. Machala              1994    259,000    240,300               0        31,454(8)
Vice President, Operations     1993    244,000    267,000               0        30,144(8)
and Treasurer                  1992    205,000    231,000               0            --

David Vieau                    1994    170,000    155,700               0        30,677(9)
Vice President, Marketing      1993    160,000    173,000               0        30,144(9)
                               1992    125,000    150,000               0            --

Asa Davis III (5)              1994    170,000    155,700               0        30,469(10)
Vice President, Sales          1993    160,000    173,000               0        30,144(10)
                               1992    112,000    150,000               0            --

- ------------------------------

(1) Excludes perquisites and other personal benefits, the aggregate annual amount of which for each officer was less than the lesser of $50,000 or 10% of the total salary and bonus reported.

(2) The Company did not grant any restricted stock awards or stock appreciation rights ("SARs") or make any long term incentive plan payouts during the fiscal years ended December 31, 1994, 1993 and 1992.

(3) Includes bonus payments earned by the Named Officers in the year indicated, for services rendered in such year, which were paid in the next subsequent year.

(4) Disclosure of All Other Compensation is not required for the fiscal year ended December 31, 1992.

(5) Mr. Davis was elected Vice President of Sales on February 20, 1992. Mr. Davis is a nephew of Rodger B. Dowdell, Jr.

(6) Includes $30,000, the market value of the shares of Common Stock contributed to the Employee Stock Ownership Plan on behalf of Mr. Dowdell and $2,174 and $144, respectively, in premiums on a term life insurance policy for Mr. Dowdell's benefit for fiscal years ended December 31, 1994 and 1993.

(7) Includes $30,000, the market value of the shares of Common Stock contributed to the Employee Stock Ownership Plan on behalf of Mr. Rasmussen and $1,624 and $144, respectively, in premiums on a term life insurance policy for Mr. Rasmussen's benefit for fiscal years ended December 31, 1994 and 1993.

(8) Includes $30,000, the market value of the shares of Common Stock contributed to the Employee Stock Ownership Plan on behalf of Mr. Machala and $1,454 and $144, respectively, in premiums on a term life insurance policy for Mr. Machala's benefit for fiscal years ended December 31, 1994 and 1993.

(9) Includes $30,000, the market value of the shares of Common Stock contributed to the Employee Stock Ownership Plan on behalf of Mr. Vieau and $677 and $144, respectively, in premiums on a term life insurance policy for Mr. Vieau's benefit for fiscal years ended December 31, 1994 and 1993.

(10) Includes $30,000, the market value of the shares of Common Stock contributed to the Employee Stock Ownership Plan on behalf of Mr. Davis and $469 and $144, respectively, in premiums on a term life insurance policy for Mr. Davis' benefit for fiscal years ended December 31, 1994 and 1993.

OPTION GRANTS IN THE LAST FISCAL YEAR

The Company did not grant any stock options during the fiscal year ended December 31, 1994 to the Named Officers listed in the Summary Compensation Table.

OPTION EXERCISES AND FISCAL YEAR-END VALUES

The following table sets forth information with respect to options to purchase the Company's Common Stock granted under the 1987 Stock Option Plan including
(i) the number of shares purchased upon exercise of options in 1994, (ii) the net value realized upon such exercise, (iii) the number of unexercised options outstanding at December 31, 1994 and (iv) the value of such unexercised options at December 31, 1994:


              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND DECEMBER 31, 1994 OPTION VALUES

                                                                 Number of Unexercised           Value of Unexercised In-the-
                                Shares                                Options at                       Money Options at
                             Acquired on    Value Realized       December 31, 1994 (#)             December 31, 1994 ($)(1)
           Name              Exercise (#)         ($)         Exercisable    Unexercisable       Exercisable     Unexercisable
           ----              ------------   --------------    -----------    -------------       -----------     -------------
Rodger B. Dowdell, Jr.            --                  --              --             --                 --             --

Neil E. Rasmussen                 --                  --              --             --                 --             --

Edward W. Machala             30,000          $  718,110              --             --                 --             --

David Vieau                   72,000           1,643,616         230,000         50,000         $2,835,440       $616,400

Asa Davis III                 25,000             502,337          10,000          5,000            130,310         65,155

- ---------------------------

(1) Value is based on the difference between option exercise price and the fair market value at 1994 fiscal year-end ($16.375 per share as quoted on The Nasdaq Stock Market) multiplied by the number of shares underlying the option.

COMPENSATION OF DIRECTORS

As compensation for serving on the Board of Directors, each non-employee director is paid $1,000 by the Company for each meeting attended. Non-employee directors are also reimbursed for reasonable expenses incurred while attending meetings.

On February 25, 1993, the Board of Directors of the Company adopted the 1993 Non-Employee Director Stock Option Plan (the "1993 Director Plan"), subject to approval by the Company's stockholders, which approval was granted on May 20, 1993. The 1993 Director Plan authorized the grant on February 25, 1993 of a stock option for 20,000 shares of Common Stock to each member of the Company's Board of Directors who is neither an employee nor officer of the Company. An option was granted to each of Messrs. Gerson and Lyon, the two members of the Board of Directors entitled to participate in the 1993 Director Plan. Such options have an exercise price of $12 per share, the fair market value on the date of grant. Each director can currently exercise an option to purchase up to 10,000 shares of Common Stock.

EMPLOYMENT CONTRACT

The Company has entered into an employment agreement with its Chief Executive Officer. The agreement is automatically renewed annually unless either party notifies the other 60 days prior to the renewal date. Pursuant to the agreement, the Company pays the Chief Executive Officer an annual salary and a bonus which are based on the salaries and bonuses paid to Chief Executive Officers of electronics companies having approximately the same revenues as the Company. The Chief Executive Officer is obligated under the agreement not to compete with the Company while he is employed by the Company and for a period of one year thereafter. The Company does not have employment agreements with any other executive officers.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 1994, Messrs. Dowdell, Gerson and Lyon served on the Compensation Committee. The Compensation Committee was responsible for determining the non-equity and equity compensation of executive officers of the Company. Rodger B. Dowdell, Jr., the President and Chief Executive Officer of the Company, participated in deliberations concerning executive officer compensation, but was not present during discussions of and abstained from voting with respect to decisions concerning his own compensation as Chief Executive Officer. Mr. Dowdell is not eligible for equity compensation while a member of the Compensation Committee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of March 31, 1995, certain information regarding beneficial ownership of the Company's Common Stock (i) by each person who, to the knowledge of the Company, beneficially owned more than 5% of the outstanding shares of Common Stock of the Company outstanding at such date, (ii) by each director or nominee for director of the Company, (iii) by each executive officer named in the Summary Compensation Table, and (iv) by all directors, nominees for director and executive officers of the Company as a group.


     Name and Address          Amount and Nature of      Percentage of Common Stock
     ----------------          --------------------      --------------------------
    of Beneficial Owner      Beneficial Ownership/(1)/        Outstanding/(2)/
    ------------------       ------------------------         ----------------
Rodger B. Dowdell, Jr.                 9,850,782/(3)/                     10.6%
American Power Conversion
 Corporation
P.O. Box 278
132 Fairgrounds Road
West Kingston, RI  02892

Neil E. Rasmussen                      5,594,290/(4)/                      6.0%
American Power Conversion
 Corporation
9 Executive Park Drive
North Billerica, MA 01862

Emanuel E. Landsman                    2,157,948/(5)/                      2.3%
American Power Conversion
 Corporation
9 Executive Park Drive
North Billerica, MA 01862

James D. Gerson                          273,488/(6)/                      *
Fahnestock & Co.
110 Wall Street
New York, NY  10005

Ervin F. Lyon                            902,790/(7)/                      1.0%
27 Carriage Drive
Lexington, MA  02173

Edward Machala                           974,310/(8)/                      1.2%
American Power Conversion
 Corporation
P.O. Box 278
132 Fairgrounds Road
West Kingston, RI  02892

Asa Davis III                            361,813/(9)/                      *
American Power Conversion
 Corporation
P.O. Box 278
132 Fairgrounds Road
West Kingston, RI  02892

David Vieau                             281,901/(10)/                      *
American Power Conversion
 Corporation
P.O. Box 278
132 Fairgrounds Road
West Kingston, RI  02892

All directors and                    20,397,322/(11)/                     22.0%
executive officers as
a group (8 persons)

- ------------------------

*Less than 1.0%

(1) Unless otherwise indicated, the named person possesses sole voting and investment power with respect to the shares listed.

(2) The number of shares of Common Stock deemed outstanding on March 31, 1995 includes (i) 92,531,728 shares outstanding on such date and (ii) all options that are currently exercisable or will become exercisable within 60 days thereafter by the person or group in question.

(3) Includes 371,270 shares of Common Stock currently allocated to Mr. Dowdell under the Company's Employee Stock Ownership Plan (the "ESOP"). Does not include any shares held by the ESOP other than the shares allocated to Mr. Dowdell's account. The ESOP currently holds an aggregate of 4,339,610 shares. Mr. Dowdell is a trustee of the ESOP and as such, may be deemed to be a beneficial owner of the shares currently held by it. Mr. Dowdell disclaims beneficial ownership of such shares, other than the shares allocated to him.

(4) Includes 299,206 shares of Common Stock currently allocated to Mr. Rasmussen under the Company's ESOP. Does not include any shares held by the ESOP other than the shares allocated to Mr. Rasmussen's account. The ESOP currently holds an aggregate of 4,339,610 shares. Mr. Rasmussen is a trustee of the ESOP and as such, may be deemed to be a beneficial owner of the shares currently held by it. Mr. Rasmussen disclaims beneficial ownership of such shares, other than the shares allocated to him.

(5) Includes 246,968 shares of Common Stock currently allocated to Dr. Landsman under the Company's ESOP. Does not include 25,000 shares held by a trust for the benefit of certain family members or 250,000 shares held by the Landsman Charitable Trust. Dr. Landsman disclaims beneficial ownership of the shares held by such trusts.

(6) Includes 10,000 shares of Common Stock issuable to Mr. Gerson pursuant to options which may be exercised within the next 60 days. Does not include 4,000 shares held by Mr. Gerson's wife for the benefit of his children. Mr. Gerson disclaims beneficial ownership of the shares held by his wife for the benefit of his children.

(7) Includes 10,000 shares issuable to Dr. Lyon pursuant to options which may be exercised within the next 60 days. Does not include 4,800 shares held by Dr. Lyon's daughter. Dr. Lyon disclaims beneficial ownership of the shares held by his daughter. Does not include 49,742 shares held by a trust for the benefit of Dr. Lyon's daughter. Dr. Lyon disclaims beneficial ownership of the shares held by such trust.

(8) Includes 42,110 shares of Common Stock currently allocated to Mr. Machala under the Company's ESOP. Does not include any shares held by the ESOP other than the shares allocated to Mr. Machala's account. The ESOP currently holds an aggregate of 4,339,610 shares. Mr. Machala is a trustee of the ESOP and as such, may be deemed to be a beneficial owner of the shares currently held by it. Mr. Machala disclaims beneficial ownership of such shares, other than the shares allocated to him.

(9) Includes 67,245 shares of Common Stock currently allocated to Mr. Davis under the Company's ESOP and 10,000 shares issuable to Mr. Davis pursuant to options which may be exercised within the next 60 days.

(10) Includes 3,901 shares of Common Stock currently allocated to Mr. Vieau under the Company's ESOP and 230,000 shares issuable to Mr. Vieau pursuant to options which may be exercised within the next 60 days.

(11) Includes (i) 260,000 shares issuable to certain officers and directors of the Company pursuant to options which may be exercised within the next 60 days, and (ii) 1,030,700 shares allocated to the accounts of the officers of the Company under the Company's ESOP. Also see footnotes (3) through
     (10).

Item 13.  Certain Relationships and Related Transactions

Not Applicable.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     AMERICAN POWER CONVERSION CORPORATION

                                                            Date:  May 1, 1995

                        By:  /s/ Rodger B. Dowdell, Jr.
                        -------------------------------
                       Rodger B. Dowdell, Jr., President