Form 10-Q
period 1995-03-31
AMERICAN POWER CONVERSION CORPORATION
filed 1995-05-15
CIK 835910

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549


(Mark One)
(X)   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 1995

                                       OR

(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the transition period from_____________to_____________

COMMISSION FILE NUMBER: 1-12432


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


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 401-789-5735


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS TO BE FILED BY SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                         YES  [ X ]           NO  [   ]

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK, $.01 PAR VALUE, ON MAY 8, 1995 WAS 92,698,528 SHARES.

                                                                  FORM 10-Q
                                                                  MARCH 31, 1995


            AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
            ------------------------------------------------------

                                     INDEX



                                                                        PAGE NO.
                                                                        --------

PART I - FINANCIAL INFORMATION:
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS:

               CONSOLIDATED CONDENSED
               BALANCE SHEETS - MARCH 31, 1995
               (UNAUDITED) AND DECEMBER 31, 1994                             3,4



               UNAUDITED CONSOLIDATED
               CONDENSED STATEMENTS OF
               INCOME - THREE MONTHS ENDED
               MARCH 31, 1995 AND 1994                                         5



               UNAUDITED CONSOLIDATED
               CONDENSED STATEMENTS OF CASH
               FLOWS - THREE MONTHS ENDED
               MARCH 31, 1995 AND 1994                                         6



               NOTES TO CONSOLIDATED
               CONDENSED FINANCIAL STATEMENTS                                  7


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS
                                                                          8 - 10


PART II - OTHER INFORMATION:

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     11

SIGNATURES                                                                    12


                                                               FORM 10-Q
                                                               MARCH 31,1995

PART I - CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

ITEM 1 - FINANCIAL STATEMENTS
         --------------------


            AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
            ------------------------------------------------------
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                     -------------------------------------

                                    ASSETS

                                       MARCH 31,           DECEMBER 31,
                                         1995                  1994
                                         ----                  ----
                                      (UNAUDITED)

CURRENT ASSETS:
CASH AND CASH EQUIVALENTS              $ 24,144,980        $ 29,072,717
SHORT-TERM INVESTMENTS                   13,310,698          12,407,729
ACCOUNTS RECEIVABLE, LESS
  ALLOWANCE FOR DOUBTFUL
  ACCOUNTS OF $3,493,908 IN 1995
  AND $2,978,908 IN 1994                 62,410,138          60,538,872
                                       ------------        ------------
INVENTORIES:
  RAW MATERIALS                          65,563,350          40,786,937
  WORK-IN-PROCESS AND
    FINISHED GOODS                       68,031,322          51,628,608
                                       ------------        ------------
TOTAL INVENTORIES                       133,594,672          92,415,545
                                       ------------        ------------
PREPAID EXPENSES AND OTHER
  CURRENT ASSETS                         10,666,113           8,919,733
RECOVERABLE INCOME TAXES                          -           1,801,217
DEFERRED INCOME TAXES                     7,031,000           5,710,000
                                       ------------        ------------

TOTAL CURRENT ASSETS                    251,157,601         210,865,813
                                       ------------        ------------

PROPERTY, PLANT AND EQUIPMENT:
  LAND, BUILDING AND IMPROVEMENTS        13,033,228          11,320,618
  MACHINERY AND EQUIPMENT                42,676,646          40,522,512
  PURCHASED SOFTWARE                      3,526,968           3,302,513
  OFFICE EQUIPMENT AND FURNITURE         13,718,150          11,417,622
                                       ------------        ------------

                                         72,954,992          66,563,265

LESS ACCUMULATED DEPRECIATION AND
   AMORTIZATION                          14,093,091          13,108,988
                                       ------------        ------------

NET PROPERTY, PLANT AND EQUIPMENT        58,861,901          53,454,277
                                       ------------        ------------

OTHER ASSETS                                842,948             842,948
                                       ------------        ------------

TOTAL ASSETS                           $310,862,450        $265,163,038
                                       ============        ============

     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                                              FORM 10-Q
                                                              MARCH 31, 1995


             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
             ------------------------------------------------------
               CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)
               -------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                              MARCH 31,         DECEMBER 31,
                                                1995               1994
                                            ------------        ------------
                                            (UNAUDITED)
CURRENT LIABILITIES:
ACCOUNTS PAYABLE                            $ 55,133,232        $ 33,557,687
ACCRUED EXPENSES                               3,919,851           2,933,164
ACCRUED COMPENSATION                           5,042,863           6,214,705
ACCRUED SALES AND MARKETING PROGRAMS           1,677,087           3,939,939
ACCRUED PENSION CONTRIBUTIONS                  4,728,722           3,608,034
INCOME TAXES PAYABLE                           6,010,708                   -
                                            ------------        ------------

TOTAL CURRENT LIABILITIES                     76,512,463          50,253,529

DEFERRED INCOME TAX LIABILITY                  3,372,000           2,982,000
                                            ------------        ------------

TOTAL LIABILITIES                             79,884,463          53,235,529
                                            ------------        ------------

SHAREHOLDERS' EQUITY:
COMMON STOCK, $.01 PAR VALUE;
  AUTHORIZED 200,000,000 SHARES IN
  1995, 100,000,000 IN 1994; ISSUED AND
  OUTSTANDING 92,567,226 SHARES
  IN 1995, 92,451,801 IN 1994                    925,672             924,518
ADDITIONAL PAID-IN CAPITAL                    29,810,682          29,326,171
UNREALIZED HOLDING LOSSES                       (202,000)           (497,000)
RETAINED EARNINGS                            200,443,633         182,173,820
                                            ------------        ------------

TOTAL SHAREHOLDERS' EQUITY                   230,977,987         211,927,509
                                            ------------        ------------

TOTAL LIABILITIES
  AND SHAREHOLDERS' EQUITY                  $310,862,450        $265,163,038
                                            ============        ============




     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                                              FORM 10-Q
                                                              MARCH 31, 1995


             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
             ------------------------------------------------------
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                  -------------------------------------------
                                  (UNAUDITED)

                                             THREE MONTHS ENDED
                                         ----------------------------
                                          MARCH 31,        MARCH 31,
                                             1995            1994
                                         ------------     -----------
Net Sales                                $109,203,576     $74,620,259

Cost of goods sold                         56,612,773      36,353,141
                                         ------------     -----------

Gross Profit                               52,590,803      38,267,118
                                         ------------     -----------

Operating expenses:
Research and Development                    2,749,179       2,147,840
Selling, General and
  Administrative                           23,023,425      15,362,929
                                         ------------     -----------

Total Operating Expenses                   25,772,604      17,510,769
                                         ------------     -----------

Operating Income                           26,818,199      20,756,349

Other income:
  Interest Income                             635,887         420,436
  Other income                                 18,727          17,171
                                         ------------     -----------

Earnings before income taxes               27,472,813      21,193,956

Income Taxes                                9,203,000       7,630,000
                                         ------------     -----------

Net Income                               $ 18,269,813     $13,563,956
                                         ============     ===========

Earnings per Share                              $0.20           $0.15

Weighted average shares outstanding        93,336,733      93,243,567






     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                                               FORM 10-Q
                                                               MARCH 31, 1995


            American Power Conversion Corporation and Subsidiaries
            ------------------------------------------------------
                Consolidated Condensed Statements of Cash Flows
                -----------------------------------------------
                                  (Unaudited)

                                                 Three Months Ended
                                                 ------------------
                                              MARCH 31,         MARCH 31,
                                                1995              1994
                                                ----              ----
Cash flows from operating activities:
Net income                                  $ 18,269,813     $ 13,563,956
Adjustments to reconcile net income to
 net
 cash provided by operating activities:
Depreciation and amortization                  2,077,810        1,050,002
Provision for deferred income taxes             (931,000)        (714,000)
Provision for doubtful accounts                  515,000          367,000
Increase in accounts receivable               (2,386,266)      (3,051,114)
Increase in inventories                      (41,179,127)     (13,686,268)
Decrease (increase) in prepaid expenses
  and other current assets                    (1,746,380)          43,551
Decrease in recoverable income taxes           1,801,217                -
Increase in other assets                               -           (7,047)
Increase in accounts payable                  21,575,545        9,420,143
Decrease in accrued expenses                  (1,327,319)        (279,168)
Increase in income taxes payable               6,010,708        5,366,578
                                            ------------     ------------

Net cash provided by operating                 2,680,001       12,073,633
 activities                                 ------------     ------------

Cash flows from investing activities:
Capital expenditures, net of capital          (7,615,744)      (6,629,693)
 grants
Proceeds from sale of capital equipment          130,310                -
Sales and maturities of short-term
 investments,
  net of gains and losses                        194,831        2,152,869
Purchases of short-term investments             (802,800)      (2,795,236)
                                            ------------     ------------

Net cash used in investing activities         (8,093,403)      (7,272,060)
                                            ------------     ------------

Cash flows from financing activities:
Issuances of common stock                        485,665        3,193,359
                                            ------------     ------------

Net cash provided by financing                   485,665        3,193,359
 activities                                 ------------     ------------

Net increase (decrease) in cash
  and cash equivalents                        (4,927,737)       7,994,932

Cash and cash equivalents at
  beginning of period                         29,072,717       38,101,472
                                            ------------     ------------

Cash and cash equivalents at
  end of period                             $ 24,144,980     $ 46,096,404
                                            ============     ============

The Company paid $2,322,100 and $2,977,400 for income taxes for the three month periods ended March 31, 1995 and 1994, respectively. During the first quarter of 1995, changes in unrealized holding losses on short-term investments resulted in increases to shareholders' equity and to short-term investments of $295,000.

     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                                               FORM 10-Q
                                                               MARCH 31, 1995



             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



(1)  MANAGEMENT REPRESENTATION:   In the opinion of management, the accompanying
unaudited interim financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position and the results of operations for the interim periods. The results of operations for the interim period are not necessarily indicative of results to be expected for the full year.

(2) PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the financial statements of American Power Conversion Corporation and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

(3) PER SHARE DATA: Earnings per common share are based on the weighted average number of shares of common stock and dilutive common stock options and warrants outstanding during each period. Under the treasury stock method, the unexercised options were assumed to be exercised at the beginning of the period or at issuance, if later. The assumed proceeds were then used to purchase common stock at the average market price during the period. Common stock equivalents whose inclusion would have the effect of increasing earnings per share (i.e antidilutive) are excluded from the computation. Primary and fully diluted earnings per share are equivalent for all periods presented.

(4) SHORT-TERM INVESTMENTS: Short-term investments consist primarily of U.S. and State government and government agency debt securities with fixed rates of interest and have original maturities greater than three months. The cost of short-term investments sold is determined using the specific identification method. Short-term investments are designated as available for sale.

(5) SHAREHOLDERS' EQUITY: Changes in paid-in capital for the periods presented represent the issuances of common stock resulting from the exercise of employee stock options, as well as the Company's contributions to the Employee Stock Ownership Plan.

                                                               FORM 10-Q
                                                               MARCH 31, 1995


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS:


  NET SALES: Net sales for the first quarter of 1995 increased 46.3% compared to the same period in 1994. The increase is attributable to continued strong end-user demand for the Company's products across fast-growing core markets, including computer networking, internetworking equipment and point-of-sale devices, as well as what the Company believes is an increasing awareness by computer users of the consequences of data loss and hardware damage which can be caused by power problems. International sales (including Canada) comprised 41% of net sales in the first quarter of 1995 compared to 37% in the first quarter of 1994.


  GROSS PROFIT: Gross profit as a percentage of net sales for the three month period ended March 31, 1995 decreased to 48.1% from 51.3% for the same period last year. The favorable effect of economies of scale associated with increased unit volume was exceeded by the negative effect of start-up costs and production inefficiencies relating to the newly-established manufacturing operations in Galway, Ireland, as well as additional freight and duty costs associated with the transportation of component materials to the Galway facility.


  OPERATING EXPENSES: Operating expenses include Selling, General and Administrative and Research and Development expenses.

Selling, General and Administrative expenses increased to 21.1% from 20.6% of net sales for the three month period ended March 31, 1995 compared to the same period one year ago. The increase was due primarily to costs associated with increased advertising and promotional efforts, and, to a lesser degree, costs associated with increased staffing of sales and other related positions both domestically and internationally.

Research and Development (R&D) expenses decreased as a percentage of sales for the first quarter (2.5% vs. 2.9% in 1994) of 1995. Although the aggregate dollars of R&D expenses increased from 1994 to 1995 as a result of continued product and process development, the decrease as a percentage of sales is attributable to certain fixed R&D expenses spread over a higher revenue base in 1995.

  OTHER INCOME: Interest income increased by 51% for the three months ended March 31, 1995 compared to the same period a year ago. The increase is attributable to the upward trend of short-term investment rates from the first quarter of 1994 to 1995.

                                                               FORM 10-Q
                                                               MARCH 31, 1995



  PROVISION FOR INCOME TAXES: The Company's effective tax rate was approximately 33.5% and 36% for the periods ended March 31, 1995 and 1994, respectively. The decrease in 1995 is primarily attributable to the tax savings derived from the Company's operations in Ireland, a jurisdiction currently having a lower income tax rate for manufacturing companies.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at March 31, 1995 was $174,645,138 compared to $160,612,284 at December 31, 1994. The Company has been able to increase its working capital position as the result of continued strong operating results and despite internally financing the capital investment of the expansion of its operations, particularly in Ireland (see below), and the build-up of inventories. The increase in inventory levels has been needed to support the growth in the Company's sales volume, as well as the need to increase the carrying levels of raw materials, in-process assemblies and finished stock as a result of major new products introduced during the fourth quarter of 1994 . The Company anticipates its cash requirements for the foreseeable future will be satisfied by cash flow from operations, existing cash and, if needed, short-term borrowings or proceeds from the sale of additional equity.

At March 31, 1995, the Company had available for future borrowings $25,000,000 under unsecured line of credit agreements with two banks at floating rates of interest equal to the banks' prime rate. The Company has not drawn any advances under these facilities through March 31, 1995. Additionally, the Company has no significant financial commitments outstanding other than those required in the normal course of business and except for those capital commitments explained below.

Capital investment for the first quarter of 1995 consisted primarily of manufacturing and office equipment. The nature and level of capital spending was made to improve manufacturing capabilities and to support the increased selling, marketing and administrative efforts necessitated by the Company's significant growth.

The Company has continued to expand its operations in the United States. In January 1995, the Company commenced leasing an additional 85,000 square foot facility in Fort Myers, Florida which will increase its distribution and manufacturing capacity in Florida to better service Latin and South American markets. During 1994, the Company began excavation for a 200,000 square foot addition to its West Kingston, Rhode Island manufacturing facility. The Company completed construction of a 30,000 square foot office addition in February 1995 and expects to commence construction of the remaining 170,000 square feet of the addition subject to finalizing agreements with the State of Rhode Island. Construction and new capital equipment requirements for the expanding United States operations are expected to be approximately $20.0 million for the remainder of 1995 and will be financed from operating cash and, if needed, short-term borrowings.

On January 31, 1994, the Company formally began establishing a manufacturing and distribution operation in Galway, Ireland. Through its newly-formed subsidiary, American Power Conversion Corporation (A.P.C.) B.V., the Company executed an agreement with the Industrial Development Authority of Ireland ("IDA") under which the Company will receive grant monies equal to 40% of the costs incurred for machinery, equipment and building improvements for the Irish facility. The maximum amount attainable under the agreement is approximately $13.1 million. The grant monies would be repayable, in whole or in part, should (1) the Company fail to meet certain employment goals established under the agreement which are to be achieved over a five year implementation period and/or (2) the Company discontinue operations in Ireland prior to the termination of the agreement.
The agreement terminates eight years from the date of the last claim made by the Company for grant monies. The total amount of capital grant claims submitted during the first quarter of 1995 was approximately $2.8 million.

Under a separate agreement with the IDA, the Company will also receive up to $3,000 per new employee hired for the direct reimbursement of training costs. The total amount of training grant claims submitted during the first quarter was approximately $353,000.

During the first quarter of 1995, gross capital expenditures for the Galway facility were primarily for production equipment and amounted to approximately $1.9 million. Capital expenditures for the remainder of 1995 are projected to be approximately $5.0 million based upon anticipated manufacturing capacity requirements and future operational needs. In addition to the grant monies provided by the Irish government, the remaining capital expenditures will be financed with cash generated from operations and, if needed, third party borrowings or the sale of additional equity.

Management believes that current internal cash flows together with available cash and short-term investments, available credit facilities or, if needed, the proceeds from the sale of additional equity would provide sufficient financing support for anticipated capital spending needs and other working capital requirements.

FOREIGN CURRENCY ACTIVITY

During the fourth quarter of 1994, the Company began invoicing its customers in Great Britain, France and Germany in their respective local currencies. Realized and unrealized transaction gains or losses are included in the results of operations and are measured based upon the effect of changes in exchange rates on the actual or expected amount of functional currency cash flows. Transaction gains and losses were not material to the results of operations in the first quarter of 1995.

The Company is continually reviewing the manner in which it manages its foreign exchange exposure and will consider various techniques including the netting of foreign currency receipts and disbursements, rate protection agreements with customers/vendors and foreign exchange contracts.

                                                               FORM 10-Q
                                                               MARCH 31, 1995



PART II - OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K



(A)  EXHIBITS:

EXHIBIT NO. 11 - COMPUTATION OF EARNINGS PER SHARE (PAGE 13)

EXHIBIT NO. 27 - FINANCIAL DATA SCHEDULE



(B)  REPORTS ON FORM 8-K

NO REPORT ON FORM 8-K WAS FILED BY AMERICAN POWER CONVERSION
CORPORATION DURING THE QUARTER ENDED MARCH 31, 1995.

                                                             FORM 10-Q
                                                             MARCH 31, 1995


                                  SIGNATURES


   PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                     AMERICAN POWER CONVERSION CORPORATION


                          /s/ Rodger B. Dowdell, Jr.
                          --------------------------
                                                             Date: May 12, 1995
                            RODGER B. DOWDELL, JR.
                            CHAIRMAN AND PRESIDENT
                         (PRINCIPAL EXECUTIVE OFFICER
                       AND PRINCIPAL FINANCIAL OFFICER)

                                 Exhibit Index





Number                    Description                                Page
11                        Earnings per share

27                        Financial Data Schedule