Form 10-Q
period 1995-06-30
AMERICAN POWER CONVERSION CORPORATION
filed 1995-08-14
CIK 835910

                           FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON D.C. 20549


(Mark One)
 (X)      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended  June 30, 1995

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

                  YES  [ X ]           NO  [   ]

THE  NUMBER  OF  SHARES  OUTSTANDING OF THE  REGISTRANT'S
COMMON STOCK, $.01 PAR VALUE, ON AUGUST 7, 1995 WAS 93,032,466
SHARES.

                                                  FORM 10-Q
                                                  JUNE 30, 1995


             AMERICAN POWER CONVERSION CORPORATION

                             INDEX


                                                   PAGE NO.
                                                   --------
 PART I - FINANCIAL INFORMATION:
 ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS:

              CONSOLIDATED CONDENSED BALANCE
              SHEETS -JUNE 30, 1995
              (UNAUDITED) AND DECEMBER 31,
              1994                                   3,4

              CONSOLIDATED CONDENSED
              STATEMENTS OF INCOME - SIX
              MONTHS AND THREE MONTHS ENDED
              JUNE 30, 1995 AND 1994(UNAUDITED)       5

              CONSOLIDATED CONDENSED
              STATEMENTS OF CASH FLOWS - SIX
              MONTHS AND THREE MONTHS ENDED
              JUNE 30,1995 AND 1994(UNAUDITED)        6

              NOTES TO CONSOLIDATED
              CONDENSED FINANCIAL STATEMENTS
              (UNAUDITED)                             7

 ITEM 2. MANAGEMENT'S DISCUSSION AND
 ANALYSIS OF FINANCIAL CONDITION AND
 RESULTS OF OPERATIONS                              8-10

PART II - OTHER INFORMATION:

 ITEM 1.  LEGAL PROCEEDINGS                          11
 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
 SECURITY HOLDERS                                    11
 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K           11

 SIGNATURES                                          12

                                                  FORM 10-Q
                                                  JUNE 30, 1995

PART I - CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
ITEM 1 - FINANCIAL STATEMENTS

     AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED BALANCE SHEETS

                           ASSETS

                                     JUNE 30,     DECEMBER 31,
                                      1995           1994
                                    (UNAUDITED)

 CURRENT ASSETS:
 CASH AND CASH EQUIVALENTS          $3,197,472   $29,072,717
 SHORT-TERM INVESTMENTS                      -    12,407,729
 ACCOUNTS RECEIVABLE, LESS
      ALLOWANCE FOR DOUBTFUL
      ACCOUNTS OF $4,281,330 IN
      1995 AND $2,978,908 IN 1994   75,174,704    60,538,872
                                    ----------    ----------
 INVENTORIES:
      RAW MATERIALS                 69,643,300   40,786,937
      WORK-IN-PROCESS AND
            FINISHED GOODS          87,770,282   51,628,608
                                    ----------   ----------
 TOTAL INVENTORIES                 157,413,582   92,415,545
                                   -----------   ----------
 PREPAID EXPENSES AND OTHER
      CURRENT ASSETS                14,540,970    8,919,733
 RECOVERABLE INCOME TAXES                    -    1,801,217
 DEFERRED INCOME TAXES              10,193,000    5,710,000
                                    ----------    ---------

 TOTAL CURRENT ASSETS              260,519,728  210,865,813
                                   -----------  -----------

PROPERTY, PLANT AND EQUIPMENT:
   LAND, BUILDINGS AND IMPROVEMENTS 14,931,618   11,320,618
   MACHINERY AND EQUIPMENT          47,609,918   40,522,512
   PURCHASED SOFTWARE                3,688,586    3,302,513
   OFFICE EQUIPMENT AND FURNITURE   15,030,577   11,417,622
                                    ----------   ----------
                                    81,260,699   66,563,265

 LESS ACCUMULATED DEPRECIATION
 AND AMORTIZATION                   16,577,361   13,108,988
                                    ----------   ----------
 NET PROPERTY, PLANT AND            64,683,338   53,454,277
                                    ----------   ----------

OTHER ASSETS                           907,049      842,948
                                    ----------   ----------
TOTAL ASSETS                      $326,110,115 $265,163,038
                                  ============ ============


  SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                                 FORM 10-Q
                                                 JUNE 30, 1995


    AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
       CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)

             LIABILITIES AND SHAREHOLDERS' EQUITY

                                      JUNE 30,     DECEMBER 31,
                                        1995          1994
                                     (UNAUDITED)
CURRENT LIABILITIES:
LINE OF CREDIT                      $ 8,500,000   $         -
ACCOUNTS PAYABLE                     41,188,136    33,557,687
ACCRUED EXPENSES                      5,019,762     2,933,164
ACCRUED COMPENSATION                  5,457,801     6,214,705
ACCRUED SALES AND MARKETING PROGRAMS  3,136,722     3,939,939
ACCRUED PENSION CONTRIBUTIONS         3,098,800     3,608,034
INCOME TAXES PAYABLE                  2,419,131             -
                                      ---------     ---------
TOTAL CURRENT LIABILITIES            68,820,352    50,253,529

DEFERRED INCOME TAX LIABILITY         3,762,000     2,982,000
                                     ----------    ----------
TOTAL LIABILITIES                    72,582,352    53,235,529
                                     ----------    ----------
SHAREHOLDERS' EQUITY:
COMMON STOCK, $.01 PAR VALUE;
  AUTHORIZED 200,000,000 SHARES;
  ISSUED AND OUTSTANDING 93,041,064
  SHARES IN 1995 AND 92,451,801
  IN 1994                               930,411       924,518
ADDITIONAL PAID-IN CAPITAL           34,773,173    29,326,171
UNREALIZED HOLDING LOSSES                     -     (497,000)
RETAINED EARNINGS                   217,824,179   182,173,820
                                    -----------   -----------
TOTAL SHAREHOLDERS' EQUITY          253,527,763   211,927,509
                                    -----------   -----------
TOTAL LIABILITIES
     AND SHAREHOLDERS' EQUITY      $326,110,115  $265,163,038
                                   ============  ============

  SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                                 FORM 10-Q
                                                 JUNE 30, 1995


    AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                          (UNAUDITED)

                           SIX MONTHS ENDED          THREE MONTHS ENDED
                         JUNE 30,     JUNE 30,      JUNE 30,     JUNE 30,
                           1995         1994         1995         1994
Net Sales              $231,754,353  160,979,524   122,550,777   86,359,265
Cost of goods           121,697,126   78,123,376    65,084,353   41,770,235
                        -----------  -----------   -----------   ----------
Gross Profit            110,057,227   82,856,148    57,466,424   44,589,030

Operating expenses:
Research and Development  6,131,461    4,565,624     3,382,282    2,417,784
Selling, General
  and Administrative     51,111,789   33,787,361    28,088,364   18,424,432
                         ----------   ----------    ----------   ----------
Total Operating Expenses 57,243,250   38,352,985    31,470,646   20,842,216
                         ----------   ----------    ----------   ----------

Operating Income         52,813,977   44,503,163    25,995,778   23,746,814

Other income(deductions):
  Interest income           886,864    1,029,789       250,977      609,353
  Other income(expenses)    (91,482)      (9,142)     (110,209)     (26,313)
                         ----------   ----------    ----------   ----------
Earnings before taxes    53,609,359   45,523,810    26,136,546   24,329,854

Income Taxes             17,959,000   16,365,000     8,756,000    8,735,000
                         ----------   ----------     ---------   ----------
Net Income             $ 35,650,359   29,158,810    17,380,546   15,594,854
                         ==========   ==========    ==========   ==========

Earnings per share            $0.38         0.31          0.19         0.17

Weighted average
shares outstanding       93,378,485   93,003,988    93,642,721   93,210,315



  SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                                 FORM 10-Q
                                                 JUNE 30, 1995

    American Power Conversion Corporation and Subsidiaries
        Consolidated Condensed Statements of Cash Flows
                          (Unaudited)

                                Six months Ended       Three months Ended
                                JUNE 30,     JUNE 30,    JUNE 30,    JUNE 30,
                                  1995        1994        1995         1994
Cash flows from operating
activities:
Net income                   $35,650,359   29,158,810   17,380,546   15,594,854
Adjustments to reconcile
 net income to net
 cash provided by (used
 in) operating activities:
Depreciation and amortization  4,562,080    2,168,277    2,484,270    1,118,275
Provision for losses on
 accounts receivable           1,302,000      789,000      787,000      422,000
Provision for deferred taxes  (3,703,000)  (1,776,000)  (2,772,000)  (1,062,000)
Increase in accounts
 receivable                  (15,937,832) (11,603,386) (13,551,566)  (8,552,272)
Increase in inventories      (64,998,037) (40,812,178) (23,818,910) (27,125,910)
Increase in prepaid expenses
 and other current assets     (3,820,020)  (1,555,166)  (3,874,857)  (1,598,717)
Increase in other assets         (64,101)     (51,219)     (64,101)     (44,172)
Increase (decrease) in
 accounts payable              7,630,449   26,011,505  (13,945,096)  16,591,362
Increase in accrued expenses      17,243    3,650,015    1,344,562    3,929,183
Increase (decrease) in
 income taxes payable          2,419,131   (1,516,246)  (3,591,577)  (6,882,824)
                               ----------  ----------   ----------  ----------
Net cash provided by(used in)
 operating activities        (36,941,728)   4,463,412  (39,621,729)  (7,610,221)
                              -----------   ---------   ----------   ---------
Cash flows from investing
 activities:
Capital expenditures, net
 of capital grants           (15,921,451) (19,927,035)  (8,305,707) (13,297,342)
Proceeds from sale of equipment  130,310            -            -            -
Sales/maturities of short-
 term investments             13,707,529    5,891,074   13,512,698    3,738,205
Purchases of short-term
 investments                    (802,800)  (7,862,203)           -   (5,066,967)
                               ----------   ----------  ----------  ----------
Net cash provided by(used in)
 investing activities         (2,886,412) (21,898,164)   5,206,991  (14,626,104)
                               ----------  ----------    ---------   ----------
Cash flows from financing
 activities:
Line of credit borrowings,
 net of repayments             8,500,000            -    8,500,000            -
Issuances of common stock      5,452,895    4,866,489    4,967,230    1,673,130
                               ---------    ---------    ---------    ---------
Net cash provided by
 financing activities         13,952,895    4,866,489   13,467,230    1,673,130
                              ----------    ---------   ----------    ---------
Net decrease in cash and
 cash equivalents            (25,875,245) (12,568,263) (20,947,508) (20,563,195)

Cash and cash equivalents
 at beginning of period       29,072,717   38,101,472   24,144,980   46,096,404
                              ----------   ----------   ----------   ----------
Cash and cash equivalents
 at end of period            $ 3,197,472   25,533,209    3,197,472   25,533,209
                              ==========   ==========    =========   ==========

The Company paid approximately $17,442,000 and $19,657,000 for income taxes for the six month periods ended June 30, 1995 and 1994, respectively. During the first six months of 1995, changes in unrealized holding losses on short-term investments resulted in
increases   to  shareholders'  equity  and to short-term
investments of $497,000.

   SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                                  FORM 10-Q
                                                  JUNE 30, 1995



      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           (UNAUDITED)



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

                                                  FORM 10-Q
                                                  JUNE 30, 1995


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:


      NET  SALES:   Net sales for the second quarter and first
six months of 1995 increased 42% and 44%, respectively, compared to the same periods in 1994. The increase is attributable to continued strong end-user demand for the Company's products across fast-growing core markets, including computer networking, internetworking equipment, client/server markets and point-of-sale devices, as well as what the Company believes is an increasing awareness by computer users of the consequences of data loss and hardware damage which can be caused by power problems. International sales (including Canada) comprised 37% and 34% of net sales in the first six months of 1995 and 1994, respectively.


     GROSS PROFIT:  Gross profit as a percentage of net sales for the  three-month  period ended June 30, 1995 decreased  to  46.9%
from 51.6% for the same period last year. Gross profit was 47.5% and 51.4% of net sales for the six month periods in 1995 and 1994, respectively. Gross profit decline was primarily caused by on-going start-up costs and production inefficiencies relating to the establishment of manufacturing operations in Galway, Ireland, as well as additional freight and duty costs associated with the transportation of component materials to the Galway facility.
Gross profit for the second quarter of 1995 also included the impact, primarily to cost of goods sold, of direct and indirect manufacturing costs associated with reworking a defective component.

      OPERATING EXPENSES: Operating expenses include Selling, General and Administrative and Research and Development expenses. SG&A expenses increased to 22.9% from 21.3% of net sales for the three month period ended June 30, 1995 compared to the same period one year ago. SG&A expenses were 22.1% and 21.0% of net sales for the first six months of 1995 and 1994, respectively. The increases in SG&A expenses for the second quarter and first six months from 1994 to 1995 are attributable to increased
investment   in  short-term  and  long-term  market   development
activities,   including  the  hiring  of  additional   personnel,
particularly   in  the  sales  and  marketing  areas,   and   the
implementation of sales programs relating to the newly-introduced, third generation Smart-UPS product line.

Research and Development expenses remained comparatively stable for the second quarter (at 2.8% of net sales) and decreased slightly as a percentage of sales for the first six months (2.6% vs. 2.8%) of 1995. Although the aggregate dollars of R&D expenses has increased from 1994 to 1995 for the periods presented as a result of new product development and continued improvements to existing products, the decrease as a percentage of sales for the six month period is attributable to certain fixed R&D expenses spread over a higher revenue base in 1995.

                                             FORM 10-Q
                                             JUNE 30, 1995


RESULTS OF OPERATIONS (CONTINUED):

      OTHER INCOME, EXPENSES: Interest income decreased by 59% and 14% for the three months and six months ended June 30, 1995, respectively, compared to the same periods a year ago. The decrease is attributable to the decrease in cash available for investment during the periods.

      PROVISION FOR INCOME TAXES: For the 1995 and 1994 periods presented, the Company's effective tax rate was approximately 33.5% and 36%, respectively. The decrease in 1995 is primarily attributable to the tax savings derived from the Company's operations in Ireland, a jurisdiction currently having a lower income tax rate for manufacturing companies than the present U.S. statutory income tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at June 30, 1995 was $191,699,376 compared to $160,612,284 at December 31, 1994. The Company has been able to increase its working capital position as the result of continued strong operating results and despite financing the
capital   investment   of  the  expansion  of   its   operations,
particularly  in  Ireland  (see  below),  and  the  build-up   of
inventories. Inventory levels have been increased in order to support the growth in the Company's sales volume, as well as to maintain the necessary carrying levels of raw materials, in-process assemblies and finished stock as a result of major new products
introduced  during  the fourth quarter of  1994  .   The  Company
anticipates its cash requirements for the foreseeable future will be satisfied by cash flow from operations, existing cash, short term borrowings and, if needed, the proceeds from the sale of additional equity.

At June 30, 1995, the Company had unsecured line of credit agreements with two banks aggregating $40 million at floating rates of interest
equal to the  banks'  prime rate.    The  Company  had  $8,500,000
outstanding  under  these facilities at June 30, 1995.

Capital investment for the second quarter and first six months of 1995 consisted primarily of manufacturing and office equipment to support increased manufacturing, selling, marketing and administrative efforts needed to support the Company's growth.

The Company has continued to expand its operations in the United States, particularly in Rhode Island and Florida. Construction and new capital equipment requirements for the expanding United States operations are expected to be approximately $15.0 million for the remainder of 1995 and will be financed from operating cash and, if needed, short-term borrowings. The Company also continues to investigate additional domestic and international sites.

                                                  FORM 10-Q
                                                  JUNE 30, 1995

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)


During the first six months of 1995, gross capital expenditures for the Galway operation were primarily for production equipment and amounted to approximately $2.9 million. Capital expenditures for the  remainder  of  1995 are projected to be  approximately  $3.0
million    based   upon   anticipated   manufacturing    capacity
requirements and future operational needs. The Company receives grant monies equal to 40% of the costs incurred for machinery, equipment and building improvements for the Irish facility under an agreement with the Industrial Development Authority of Ireland
("IDA").   The  maximum amount attainable under the agreement  is
approximately  $13.1 million, of which approximately $5.7 million of capital grant claims have been submitted to date. The total amount of capital grant claims submitted during the first six  months  of  1995  was approximately  $2.8  million.  In addition
to  the  grant  monies provided   by   the  Irish  government,
the  remaining   capital expenditures will be financed with cash
generated from operations and, if needed, third party borrowings or the sale of additional equity.

Under a separate agreement with the IDA, the Company also receives up to $3,000 per new employee hired for the direct reimbursement of training costs. The total amount of training grant claims submitted during the first six months of 1995 was approximately $522,000.

Management believes that current internal cash flows together with on-hand cash, available credit facilities or, if needed, the proceeds from the sale of additional equity would provide sufficient financing support for anticipated capital spending needs and other working capital requirements.

Foreign Currency Activity
During the fourth quarter of 1994, the Company began invoicing its customers in Great Britain, France and Germany in their respective local currencies. Realized and unrealized transaction gains or losses are included in the results of operations and are measured based upon the effect of changes in exchange rates on the actual or expected amount of functional currency cash flows. Transaction gains and losses were not material to the results of operations in the first six months and second quarter of 1995.

The Company is continually reviewing the manner in which it manages its foreign exchange exposure and will consider various techniques including the netting of foreign currency receipts and disbursements, rate protection agreements with customers/vendors and foreign exchange contracts.

                                                  FORM 10-Q
                                                  JUNE 30, 1995


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

During the first two weeks of August 1995, several purported class action lawsuits were filed in the United States District Court for the District of Rhode Island in which the Company was named as a defendant, along with certain of its officers. The lawsuits relate to disclosures made by the Company in its public filings and press releases and assert violations of federal securities laws. The plaintiffs seek unspecified damages, interest, costs and fees. It is possible that other claims may be made against the Company or that there may be other consequences. The Company intends to vigorously defend these lawsuits and any similar lawsuits that may be filed; however, the ultimate outcome of these matters cannot yet be determined. No provision for any liability that may result from the actions has been recognized in the accompanying consolidated condensed financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on June 14, 1995 at which the shareholders of the Company approved the following:

(i) by a vote of 82,831,049 shares in favor, 740,639 shares opposed and 181,392 abstaining, the number of directors was fixed at five.

(ii) the following persons (with vote results) were elected to serve another term as Directors of the Company:

                                For          Withheld
                               -----         --------
    Rodger B.Dowdell, Jr.   82,707,423       1,045,657
    James D. Gerson         82,697,653       1,055,427
    Emanuel E. Landsman     82,686,156       1,066,924
    Ervin F. Lyon           82,695,760       1,057,320
    Neil E. Rasmussen       82,685,934       1,055,427

(iii) by a vote of 83,516,850 shares in favor, 106,687 shares opposed and 129,543 shares abstaining, the ratification of the selection of the firm of KPMG Peat Marwick LLP as auditors for the fiscal year ending December 31, 1995.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8 - K

(A)  EXHIBITS:

EXHIBIT NO. 10.1 - LETTER AGREEMENT DATED JUNE 22, 1995 TO AMEND LOAN AGREEMENT DATED DECEMBER 30, 1991 BY AND BETWEEN FLEET NATIONAL BANK AND THE COMPANY (PAGE 13)
EXHIBIT NO. 11 - COMPUTATION OF EARNINGS PER SHARE (PAGE 15)
EXHIBIT NO. 27 - FINANCIAL DATA SCHEDULE

(B)  REPORTS ON FORM 8-K
NO REPORT ON FORM 8-K WAS FILED BY AMERICAN POWER CONVERSION
CORPORATION DURING THE QUARTER ENDED JUNE 30, 1995.

                                                  FORM 10-Q
                                                  JUNE 30, 1995


                            SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT
OF  1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED
ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

               AMERICAN POWER CONVERSION CORPORATION

                      /s/ Rodger B. Dowdell, Jr.
                    -----------------------------
                                            Date: August 10, 1995
                     RODGER B. DOWDELL, JR.
             CHAIRMAN AND PRESIDENT (PRINCIPAL EXECUTIVE
               OFFICER AND PRINCIPAL FINANCIAL OFFICER)