Form 10-Q
period 1995-09-30
AMERICAN POWER CONVERSION CORPORATION
filed 1995-11-14
CIK 835910

                            FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON D.C. 20549


(Mark One)
 (X)      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended  September 30, 1995

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

                  YES  [ X ]           NO  [   ]

THE  NUMBER  OF  SHARES  OUTSTANDING OF THE  REGISTRANT'S  COMMON
STOCK, $.01 PAR VALUE, ON NOVEMBER 7, 1995 WAS 93,177,965 SHARES.

                                             FORM 10-Q
                                             SEPTEMBER 30, 1995


              AMERICAN POWER CONVERSION CORPORATION

                              INDEX


                                                  PAGE NO.

 PART I - FINANCIAL INFORMATION:

 ITEM 1. CONSOLIDATED CONDENSED FINANCIAL
 STATEMENTS:


              CONSOLIDATED CONDENSED BALANCE
              SHEETS -SEPTEMBER 30, 1995
              (UNAUDITED) AND DECEMBER 31,
              1994                                   3,4

              CONSOLIDATED CONDENSED
              STATEMENTS OF INCOME - NINE
              MONTHS AND THREE MONTHS ENDED
              SEPTEMBER 30, 1995 AND 1994
              (UNAUDITED)                             5

              CONSOLIDATED CONDENSED
              STATEMENTS OF CASH FLOWS -
              NINE MONTHS AND THREE MONTHS
              ENDED SEPTEMBER 30,1995 AND
              1994 (UNAUDITED)                        6

              NOTES TO CONSOLIDATED
              CONDENSED FINANCIAL STATEMENTS
              (UNAUDITED)                             7

 ITEM 2. MANAGEMENT'S DISCUSSION AND
 ANALYSIS OF FINANCIAL CONDITION AND
 RESULTS OF OPERATIONS                             8 - 11

 PART II - OTHER INFORMATION:

 ITEM 1.  LEGAL PROCEEDINGS                          12
 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K           12

 SIGNATURES                                          13

                                                  FORM 10-Q
                                                  SEPTEMBER 30, 1995

PART I - CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

ITEM 1 - FINANCIAL STATEMENTS

     AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED BALANCE SHEETS

                             ASSETS

                                    SEPTEMBER 30,    DECEMBER 31,
                                        1995            1994
                                     (UNAUDITED)

 CURRENT ASSETS:
 CASH AND CASH EQUIVALENTS           $ 10,704,866   $29,072,717
 SHORT-TERM INVESTMENTS                         -    12,407,729
 ACCOUNTS RECEIVABLE, LESS
      ALLOWANCE FOR DOUBTFUL
      ACCOUNTS OF $5,978,000
      IN 1995 AND $2,978,000
      IN 1994                          77,562,555    60,538,872
                                      -----------   -----------
 INVENTORIES:
      RAW MATERIALS                    72,482,500    40,786,937
      WORK-IN-PROCESS AND
            FINISHED GOODS             81,261,316    51,628,608
                                      -----------   -----------
 TOTAL INVENTORIES                    153,743,816    92,415,545
                                      -----------   -----------
 PREPAID EXPENSES AND OTHER
      CURRENT ASSETS                   12,570,642     8,919,733
 RECOVERABLE INCOME TAXES                       -     1,801,217
 DEFERRED INCOME TAXES                 11,889,000     5,710,000
                                      -----------    ----------
 TOTAL CURRENT ASSETS                 266,470,879   210,865,813
                                      -----------   -----------

 PROPERTY, PLANT AND EQUIPMENT:
   LAND, BUILDINGS AND IMPROVEMENTS    15,376,418    11,320,618
   MACHINERY AND EQUIPMENT             50,723,826    40,522,512
   PURCHASED SOFTWARE                   3,863,431     3,302,513
   OFFICE EQUIPMENT AND FURNITURE      16,325,018    11,417,622
                                      -----------   -----------
                                       86,288,693    66,563,265

 LESS ACCUMULATED DEPRECIATION
      AND AMORTIZATION                 19,127,042    13,108,988
                                      -----------   -----------
 NET PROPERTY, PLANT AND EQUIPMENT     67,161,651    53,454,277
                                      -----------   -----------

 OTHER ASSETS                             903,448       842,948
                                      -----------   -----------

 TOTAL ASSETS                        $334,535,978  $265,163,038
                                      ===========   ===========


   SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL
                           STATEMENTS

                                                  FORM 10-Q
                                                  SEPTEMBER 30, 1995


     AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
        CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)

              LIABILITIES AND SHAREHOLDERS' EQUITY

                                    SEPTEMBER 30     DECEMBER 31
                                       1995             1994
                                    (UNAUDITED)

 CURRENT LIABILITIES:
 LINE OF CREDIT                      $  8,370,000   $          -
 ACCOUNTS PAYABLE                      26,970,027     33,557,687
 ACCRUED EXPENSES                       5,403,184      2,933,164
 ACCRUED COMPENSATION                   5,883,562      6,214,705
 ACCRUED SALES AND MARKETING PROGRAMS   5,033,595      3,939,939
 ACCRUED PENSION CONTRIBUTIONS          3,686,447      3,608,034
 INCOME TAXES PAYABLE                   3,215,849              -
                                       ----------     ----------
 TOTAL CURRENT LIABILITIES             58,562,664     50,253,529

 DEFERRED INCOME TAX LIABILITY          4,250,000      2,982,000
                                       ----------     ----------
 TOTAL LIABILITIES                     62,812,664     53,235,529
                                       ----------     ----------
 SHAREHOLDERS' EQUITY:
 COMMON STOCK, $.01 PAR VALUE;
  AUTHORIZED 200,000,000 SHARES;
  ISSUED AND OUTSTANDING 93,152,490
  SHARES IN 1995 AND 92,451,801 IN
  1994                                    931,525        924,518
 ADDITIONAL PAID-IN CAPITAL            35,838,170     29,326,171
 UNREALIZED HOLDING LOSSES                      -      (497,000)
 RETAINED EARNINGS                    234,953,619    182,173,820
                                      -----------    -----------

 TOTAL SHAREHOLDERS' EQUITY           271,723,314    211,927,509
                                      -----------    -----------

 TOTAL LIABILITIES
      AND SHAREHOLDERS' EQUITY       $334,535,978   $265,163,038
                                      ===========    ===========


   SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL
                           STATEMENTS

                                                  FORM 10-Q
                                                  SEPTEMBER 30, 1995


     AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                           (UNAUDITED)

                          NINE MONTHS ENDED       THREE MONTHS ENDED
                        SEPT 30,    SEPT 30,    SEPT 30,     SEPT 30,
                          1995        1994        1995         1994

 Net Sales           $373,747,703 264,783,870 141,993,350  103,804,346

 Cost of goods sold   204,446,667 128,827,552  82,749,541   50,704,176
                      ----------- -----------  ----------   ----------
 Gross Profit         169,301,036 135,956,318  59,243,809   53,100,170
                      ----------- -----------  ----------   ----------
 Operating expenses:
 Research and
   Development          9,351,018   7,039,661   3,219,557    2,474,037
 Selling, General
   and Administrative  81,323,937  54,856,034  30,212,148   21,068,673
                       ----------  ----------  ----------   ----------
 Total Operating
   Expenses            90,674,955  61,895,695  33,431,705   23,542,710
                       ----------  ----------  ----------   ----------
 Operating Income      78,626,081  74,060,623  25,812,104   29,557,460

 Other income
   (deductions):
   Interest income        995,169   1,535,446     108,305      505,657
   Interest expense      (227,231)          -    (203,606)           -
   Other income(expenses) (26,220)          -      41,637        9,142
                       ----------  ----------  ----------   ----------
 Earnings before income
   taxes               79,367,799  75,596,069  25,758,440   30,072,259

 Income Taxes          26,588,000  27,247,000   8,929,000   10,882,000
                       ----------  ----------  ----------   ----------
 Net Income          $ 52,779,799  48,349,069  17,129,440   19,190,259
                       ==========  ==========  ==========   ==========

 Earnings per Share         $0.56        0.52        0.18         0.21

 Weighted average
 shares outstanding    93,492,265  92,900,087  93,765,475   93,119,668


   SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL
                           STATEMENTS

                                                  FORM 10-Q
                                                  SEPTEMBER 30, 1995

     American Power Conversion Corporation and Subsidiaries
         Consolidated Condensed Statements of Cash Flows
                           (Unaudited)

                               Nine months Ended     Three months Ended
                              SEPT 30,   SEPT 30,    SEPT 30,   SEPT 30,
                               1995       1994         1995       1994
 Cash flows from operating
   activities:
 Net income                $52,779,799  48,349,069  17,129,440  19,190,259
 Adjustments to reconcile
  net income to net
  cash provided by (used
  in) operating activities:
 Depreciation and
   amortization              6,018,054   3,766,929   1,455,974   1,598,652
 Provision for losses on
   accounts receivable       3,000,000   1,325,101   1,698,000     536,101
 Provision for deferred
   taxes                    (4,911,000) (3,094,000) (1,208,000) (1,318,000)
 Increase in accounts
   receivable              (20,023,683)(21,276,193) (4,085,851) (9,672,807)
 (Increase) decrease in
   inventories             (61,328,271)(43,074,059)  6,669,766  (2,261,881)
 (Increase) decrease in
   prepaid expenses and
   other current assets     (1,849,692) (3,519,035)  1,970,328  (1,963,869)
 (Increase) decrease in
   other assets                (60,500)   (919,777)      3,601    (868,558)
 Increase (decrease) in
   accounts payable         (6,587,660) 19,231,388 (14,218,109) (6,780,117)
 Increase in accrued
   expenses                  3,310,946   6,743,312   3,293,703   3,093,297
 Increase in income taxes
   payable                   3,215,849   1,969,966     796,718   3,486,212
                            ----------  ----------  ----------  ----------
 Net cash provided by (used
  in) operating activities (26,436,158)  9,502,701  10,505,570   5,039,289
                           ------------  ---------  ----------   ---------
 Cash flows from investing
   activities:
 Capital expenditures, net
   of capital grants       (19,855,738)(28,042,564) (3,934,287) (8,115,529)
 Proceeds from sale of
   equipment                   130,310           -           -           -
 Sales/maturities of short-
   term investments         13,707,529   8,658,919           -   2,767,845
 Purchases of short-term
   investments                (802,800)(11,873,576)          -  (4,011,373)
                            ----------  ----------   ---------   ---------
 Net cash used in
   investing activities     (6,820,699)(31,257,221) (3,934,287) (9,359,057)
                            ----------  ----------   ---------   ---------
 Cash flows from financing
   activities:
 Line of credit borrowings,
   net of repayments         8,370,000           -    (130,000)          -
 Issuances of common stock   6,519,006   5,156,047   1,066,111     289,558
                            ----------   ---------   ---------    --------
 Net cash provided by
   financing activities     14,889,006   5,156,047     936,111     289,558
                            ----------  ----------    --------    --------
 Net increase (decrease)
   in cash and cash
   equivalents             (18,367,851)(16,598,473)  7,507,394  (4,030,210)

 Cash and cash equivalents
   at beginning of period   29,072,717  38,101,472   3,197,472  25,533,209
                            ----------  ----------  ----------  ----------
 Cash and cash equivalents
   at end of period        $10,704,866  21,502,999  10,704,866  21,502,999
                            ==========  ==========  ==========  ==========

The Company paid approximately $29,698,000 and $28,371,000 for income taxes for the nine month periods ended September 30, 1995 and 1994, respectively. During the first nine months of 1995, changes in unrealized holding losses on short-term investments resulted in increases to shareholders' equity and to short-term investments of $497,000.

   SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL
                           STATEMENTS

                                             FORM 10-Q
                                             SEPTEMBER 30, 1995



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

                                             FORM 10-Q
                                             SEPTEMBER 30, 1995


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:

      NET SALES: Net sales for the third quarter and the first nine months of 1995 increased 37% and 41%, respectively, compared to the same periods in 1994. The increase is attributable to continued strong end-user demand for the Company's products across fast-growing core markets, including computer networking, internetworking equipment, client/server markets and point-of-sale devices, as well as what the Company believes is an increasing  awareness by computer users of  the  consequences  of data  loss  and  hardware damage which can  be  caused  by  power problems. The revenue growth is also attributable to strong international sales which increased 59% over the third quarter of 1994, while third quarter domestic sales grew 28% over 1994.

     GROSS PROFIT: Gross profit as a percentage of net sales for the three-month period ended September 30, 1995 decreased to 41.7% from 51.1% for the same period last year. Gross profit was 45.3% and 51.3% of net sales for the nine month periods in 1995
and  1994,  respectively.   Gross profit  decline  was
caused by on-going start-up costs and production inefficiencies relating to the establishment of manufacturing operations in Galway, Ireland, as well as additional freight and duty costs associated with the transportation of component materials to the Galway facility. Gross margins for the third quarter of 1995 were also adversely affected by product transition occurring within its Smart-UPS family of products as the Company has introduced a
new   third  generation  Smart-UPS  product  line  replacing  the existing second generation, which has been in place for the  past
five   years,  and  a  product  mix  shift  resulting   from   an
accelerating growth rate on low-end, lower margin UPS products. The Company also increased its inventory reserve provisions during the third quarter in light of its inventories running at
higher   than   historical  levels  and  the   on-going   product
transition.

      OPERATING EXPENSES: Operating expenses include Selling, General and Administrative and Research and Development expenses. SG&A expenses increased to 21.3% from 20.3% of net sales for the three month period ended September 30, 1995 compared to the same period one year ago. SG&A expenses were 21.8% and 20.7% of net sales for the first nine months of 1995 and 1994, respectively. The increases in SG&A expenses for the third quarter and first nine months from 1994 to 1995 are attributable to increased
investment   in  short-term  and  long-term  market   development
activities,   including  the  hiring  of  additional   personnel
and   the implementation  of sales and marketing programs relating to  its newly-introduced UPS products.

Research  and  Development  expenses  decreased  slightly  as   a
percentage of sales for the third quarter (2.3% vs. 2.4%) and decreased slightly as a percentage of sales for the first nine months (2.5% vs. 2.6%) of 1995. Although the aggregate dollar amount of R&D expenses has increased from 1994 to 1995 for the periods presented as a result of new product development and continued improvements to existing products, the decrease as a percentage of sales for the nine month period is attributable to certain fixed R&D expenses spread over a higher revenue base in 1995.

                                             FORM 10-Q
                                             SEPTEMBER 30, 1995


RESULTS OF OPERATIONS (CONTINUED):

      OTHER INCOME, EXPENSES: Interest income decreased by 79% and 35% for the three months and nine months ended September 30, 1995, respectively, compared to the same periods a year ago. The decrease is attributable to the decrease in cash available for investment during the periods. Interest expense incurred during the third quarter of 1995 was the result of outstanding borrowings against the available lines of credit.

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

LIQUIDITY AND CAPITAL RESOURCES

Working capital at September 30, 1995 was $207,908,215 compared to $160,612,284 at December 31, 1994. The Company has been able to increase its working capital position as the result of continued strong operating results and despite financing the capital investment of the expansion of its operations, particularly in Ireland (see below), and the build-up of inventories. Inventory levels have been increased in order to support the growth in the Company's sales volume, as well as to maintain the necessary carrying levels of raw materials, in-process assemblies and finished stock as a result of major new products introduced during the past four quarters. The Company anticipates its cash requirements for the foreseeable future will be satisfied by cash flow from operations, existing cash, short-term borrowings and, if needed, the proceeds from the sale of additional equity.

At September 30, 1995, the Company had unsecured line of credit agreements with two banks aggregating $40 million at floating rates of interest equal to the banks' prime rate. The Company had $8,370,000 outstanding under these facilities at September 30, 1995. On October 11, 1995, the Company increased its aggregate line of credit availability to $65 million.

Capital investment for the third quarter and first nine months of 1995 consisted primarily of manufacturing and office equipment to support increased manufacturing, selling, marketing and administrative efforts needed to support the Company's growth.

The Company has continued to expand its operations in the United States, particularly in Rhode Island and Florida. Construction and new capital equipment requirements for the expanding United States operations are expected to be approximately $5.0 million for the remainder of 1995 and will be financed from operating cash and, if needed, short-term borrowings. The Company also continues to investigate additional domestic and international sites.

                                             FORM 10-Q
                                             SEPTEMBER 30, 1995

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

During the first nine months of 1995, gross capital expenditures for the Galway operation were primarily for production equipment and amounted to approximately $4.0 million. Capital expenditures for Galway for the remainder of 1995 are projected to be approximately $1.5 million based upon anticipated manufacturing capacity requirements and future operational needs. The Company receives grant monies equal to 40% of the costs incurred for machinery, equipment and building improvements for the Irish facility under an agreement with the Industrial Development Authority of Ireland ("IDA"). The maximum amount attainable under the agreement is approximately $13.1 million, of which approximately $5.7 million of capital grant claims have been submitted to date. The total amount of capital grant claims submitted during the first nine months of 1995 was approximately $2.8 million. In addition to the grant monies provided by the Irish government, the remaining capital expenditures will be financed with cash generated from operations and, if needed, third party borrowings or the sale of additional equity.

Under a separate agreement with the IDA, the Company also receives up to $3,000 per new employee hired for the direct reimbursement of training costs. The total amount of training grant claims submitted during the first nine months of 1995 was approximately $522,000.

On November 2, 1995, the Company announced that it will begin further negotiations with the IDA for financial incentives in connection with the possible future expansion of the Company's manufacturing operations to additional sites within Ireland.

Management believes that current internal cash flows together with on-hand cash, available credit facilities or, if needed, the proceeds from the sale of additional equity would provide sufficient financing support for anticipated capital spending needs and other working capital requirements.

Foreign Currency Activity
During the fourth quarter of 1994, the Company began invoicing its customers in Great Britain, France and Germany in their respective local currencies. Realized and unrealized transaction gains or losses are included in the results of operations and are measured based upon the effect of changes in exchange rates on the actual or expected amount of functional currency cash flows. Transaction gains and losses were not material to the results of operations in the first nine months and third quarter of 1995.

The Company is continually reviewing the manner in which it manages its foreign exchange exposure and will consider various techniques including the netting of foreign currency receipts and disbursements, rate protection agreements with customers/vendors and foreign exchange contracts.

                                             FORM 10-Q
                                             SEPTEMBER 30, 1995

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Shareholder Lawsuits
During the first two weeks of August 1995, several purported class action lawsuits were filed in the United States District Court for the District of Rhode Island in which the Company was named as a defendant, along with certain of its officers. The lawsuits relate to disclosures made by the Company in its public filings and press releases and assert violations of federal securities laws. The plaintiffs seek unspecified damages, interest, costs and fees. It is possible that other claims may be made against the Company or that there may be other consequences. The Company intends to vigorously defend these lawsuits and any similar lawsuits that may be filed; however, the ultimate outcome of these matters cannot yet be determined.

No provision for any liability that may result from the actions has been recognized in the accompanying consolidated condensed financial statements.

                                             FORM 10-Q
                                             SEPTEMBER 30, 1995


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As initially reported in Report on Form 10-Q for the quarterly period ended June 30, 1995, several purported class action lawsuits were filed in the United States District Court for the District of Rhode Island in which the Company was named as a defendent, along with certain of its officers. The lawsuits relate to disclosures made by the Company in its public filings and press releases and assert violations of federal securities laws. The plaintiffs seek unspecified damages, interest, costs and fees. It is possible that other claims may be made against the Company or that there may be other consequences. The
Company intends to vigorously defend these lawsuits and any similar lawsuits that may be filed; however, the ultimate outcome of these matters cannot yet be determined.

No provision for any liability that may result from the actions has been recognized in the accompanying consolidated condensed financial statements.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8 - K

(A)  EXHIBITS:

EXHIBIT NO. 10.1 - LETTER AGREEMENT DATED OCTOBER 11, 1995 TO
AMEND LOAN AGREEMENT DATED DECEMBER 30, 1991 BY AND BETWEEN FLEET
NATIONAL BANK AND THE COMPANY (PAGE 14)
EXHIBIT NO. 11 - COMPUTATION OF EARNINGS PER SHARE (PAGE 17)
EXHIBIT NO. 27 - FINANCIAL DATA SCHEDULE


(B)  REPORTS ON FORM 8-K

On August 25, 1995, the Company filed a Report on Form 8-K to disclose the issuance of a press release made on August 4, 1995 concerning several purported class action suits filed against the Company. No financial statements were filed as part of this Form 8-K.

                                             FORM 10-Q
                                             SEPTEMBER 30, 1995


                           SIGNATURES


      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT
OF  1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED
ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


              AMERICAN POWER CONVERSION CORPORATION


                          /s/ Donald M. Muir
                      --------------------------
                                               Date: November 10, 1995
                            DONALD M. MUIR
          (DULY AUTHORIZED OFFICER AND CHIEF FINANCIAL OFFICER)