Form 10-K
period 1995-12-31
AMERICAN POWER CONVERSION CORPORATION
filed 1996-04-01
CIK 835910

                            FORM 10-K
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
(Mark One)
     [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES AND EXCHANGE ACT OF 1934 [FEE REQUIRED]

           For the Fiscal year ended December 31, 1995

                               or

     [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
this Form 10-K or any amendment to this Form 10-K   [ X ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 19, 1996 was approximately $698,775,000 based on the price of the last reported sale as reported by the Nasdaq Stock Market on March 19, 1996. The number of shares outstanding of the Registrant's Common Stock on March 19, 1996 was 93,297,172.

Documents Incorporated by Reference
Portions of the Registrant's definitive Proxy Statement in connection with the Annual Meeting of the Shareholders to be held on June 13, 1996 are incorporated by reference in Part III hereof.

       = Exhibit Index on Sequentially Numbered Page 33 =

                             Part I
Item 1. Description of Business

The Company
American Power Conversion Corporation and its subsidiaries (the "Company") designs, develops, manufactures, and markets a line of uninterruptible power supply products ("UPS"), electrical surge protection devices ("Surge"), power conditioning products and associated software and accessories for use with personal computers, engineering work stations, file servers, communications and internetworking equipment, and a variety of other sensitive electronic devices which rely on electric utility power. The variation or interruption of power to sensitive parts of a computer system may damage or destroy important data or the computer's set of operating instructions. The Company's UPS products provide protection from disturbances in the smooth flow of power while utility power is available and provide automatic, virtually instantaneous backup power in the event of a loss of utility power. The backup power lasts for a sufficient period of time (from 5 minutes to several hours) to enable the user to continue computer operations or conduct an orderly shutdown of the protected equipment and preserve data. The Company's surge and power management devices provide protection from electrical power surges and noise in the flow of utility power.

The Company markets its products to business users around the world through a variety of distribution channels, including computer distributors and dealers, mass merchandisers, catalog merchandisers, and private label accounts. The Company believes that the proprietary design of its products, its strict quality control systems and its automated production equipment enable it to provide customers with high-performance, cost-effective products and are primarily responsible for its high rate of growth.

The Company was incorporated under the laws of the Commonwealth of Massachusetts on March 11, 1981. The Company's executive offices are located at 132 Fairgrounds Rd., West Kingston, RI
02892 and its telephone number is (401) 789-5735.

Market Overview
The UPS industry's growth is the result of the rapid proliferation of microprocessor-based equipment and related systems in the corporate marketplace as well as in small business and home environments. Microcomputers have become an
integral  part  of  the  overall  business  strategy   of   many
organizations and are now the workstation of choice in most office environments as well as in many technical and manufacturing settings. Businesses continue to change their computer configurations from mainframe and remote terminals to linked microcomputers in local area networks ("LANs"). Microcomputers have become increasingly important and it has become necessary to ensure that data stored in, and operating instructions for, microcomputers are protected from fluctuations in utility power. Businesses are also becoming aware of the need to protect devices such as hubs, routers, bridges and other "smart" devices that manage and interconnect networks. In addition to the demand that traditional server-based networks create for UPSs, the growth opportunities from the proliferation of peer-to-peer networks (where intelligence is distributed among all the devices in a network rather than a single server) and wide-area networks (such as the Internet) will further stimulate UPS demand.

The Company believes that the increasing awareness of the costs associated with poor power quality has increased demand for power protection products. Complete failures ("blackouts"), surges ("spikes") or sags ("brownouts") in the electrical power supplied by a utility can cause computers and related electronic systems to malfunction, resulting in costly downtime, damaged or lost data files and damaged hardware. A UPS protects against these power disturbances by providing continuous power automatically and virtually instantaneously after the electric power supply is interrupted, as well as line filtering and protection against surges or sags while the electric utility is operating. An uninterruptible power source can draw on the energy stored in its internal battery to provide continuous, surge-free, computer power. Power quality in many international regions often results in varied levels of distortions and, as a result, these areas provide the Company with significant opportunities for its products.

The Company has also targeted recent promotional efforts at the Small Office, Home Office (SOHO) market which it has identified as a significant growth opportunity for the future. A recent study representing high end technical home users indicated that greater than 50% of the respondents plan to buy UPSs in the next twelve months. The study also indicates an increasing number of these respondents are purchasing UPSs rather than surge protection devices. The Company has also targeted industries that are becoming more dependent on electronic systems, such as the telecommunication industry, as a potential market growth opportunity. The Company believes that the overall penetration of the PC market by UPS products remains less than 10%.

Products
The Company's strategy has been to design and manufacture products which incorporate high-performance and quality at competitive prices. In addition, certain products are designed to be aesthetically pleasing and appropriate for use in an office environment. The products are engineered and extensively tested for compatibility with many common microcomputers and small minicomputers.

Each of the Company's UPS products contains the following elements necessary to perform its function:

   - Surge suppressors and noise filters for protection from surges in utility power;
   - A rechargeable battery to provide backup power;
   - An inverter to convert battery power to usable AC current;
   - A battery charger;
   - An automatic high-speed switch to transfer to backup power on loss of utility power; and
   - Sensors, control circuits and indicators to properly sequence operation and provide status information to the user.

Each of the Company's Power Conditioning products contains the following elements necessary to perform its function:

   - A multi-level tap changing autotransformer that rapidly adjusts output voltage to compensate for line voltage fluctuations;
   - Surge suppressors and noise filters for protection from surges in utility power; and
   - Sensors, control circuits and indicators to properly sequence operation and provide status information to the user.

Each of the Company's Surge protection products contains the following elements necessary to perform its function:

   - Surge suppressors and noise filters for protection from surges in utility power; and
   - Sensors, control circuits and indicators to provide status information to the user.

The Company currently manufactures approximately 130 standard domestic and international UPS models designed for different applications. The principal differences among the products are the amount of power which can be supplied during an outage, the length of time for which battery power can be supplied ("the hold time"), the level of intelligent network interfacing capability and the number of brownout and overvoltage correction features. The Company's present line of UPS products ranges from 200 volt-amps (suitable for a small footprint desktop microcomputer) to 5,000 volt-amps (suitable for a minicomputer or file server cluster). The products can also support work groups utilizing either a LAN or a multi-user system consisting of a host computer and linked terminals. List prices to end-users for products ranging from 200 volt-amps to 2,200 volt-amps range from $119 to $2,229. List prices to end-users for products ranging from 3,000 volt-amps to 5,000 volt-amps range from $2,649 to $6,770. In addition to its UPS products designed for the office environment, the Company manufactures rack mount UPS products designed for use in back office and manufacturing operations. The Company offers two sizes of Line-R power conditioning products that have list prices to end-users of $179 and $299. The SurgeArrest, PowerManager and ProtectNet products consist of 44 models with the principal difference among the models being the level of protection available and feature sets. List prices to end-users range from $15 to $135.

The Company also develops a family of software products under the PowerChute(R) plus name which provides its users with unattended shutdown capabilities, UPS power management and diagnostic features. List prices to end-users for software products range from $69 to $399.

During 1995, the Company introduced 155 new products, including a major transition of its flagship product line, the Smart-UPS(R), from its five year old design to a new third generation product feature set, including automatic voltage regulation and adjustment, an user-replaceable battery replacement system and an internal accessory option slot. The Company also introduced its Back-UPS(R) Pro product, which was the first UPS product to be "plug & play" compatible with Windows 95, and the Smart-UPS v/s products, a line of UPS products for departmental server applications. Software product introductions included the Company's first advanced UPS/Power Managment software package tailored specifically for the IBM AS/400 environment.

Service Programs
The Company provides service programs to its customers for in-warranty and out-of-warranty UPS products. The Company's standard practice is to grant a two-year limited warranty covering its UPS products. The Company offers its customers the opportunity to extend the basic warranty period, at an additional charge, up to five years (an additional three years). In-warranty service programs allow customers to return their original unit for repair and, if found defective, the Company will replace the original unit with a factory reconditioned unit or, if requested, repair the original unit and return it to the customer. The extended warranty can be purchased anytime during the standard warranty period. Customers who purchase the three-year extension will enjoy warranty coverage for a total of five full years from the original UPS purchase date. For a fixed fee (varying by model), the Company will replace an out-of-warranty UPS unit with a factory reconditioned unit.

The Company has a Lifetime Equipment Protection policy (U.S. and Canada only) which provides up to $25,000 for repair or replacement of customers' hardware should a surge or lightning strike pass through a Company unit. The policy applies to all units manufactured after January 1, 1992. Other restrictions also apply. The Company's customers can also register the ProtectNet line of data line surge suppressors for a unique "Double-Up" Supplemental Equipment Protection Policy, under which the total recoverable limit under the Lifetime Equipment Protection policy is doubled, up to $50,000.

The Company's products have experienced satisfactory field operating results, and warranty costs incurred to date have not had a significant impact on the Company's consolidated results of operations.

Distribution Channels
The Company markets its products through a domestic and international network of computer distributors, computer dealers, mass merchandisers and catalog merchandisers. The Company also sells directly to some large value added resellers, which typically integrate the Company's products into specialized microcomputer systems and then market turnkey systems to selected vertical markets. The Company also sells certain selected products directly to manufacturers for incorporation into products manufactured or packaged by them. In 1995, the Company sold products to more than 2,000 customers.

The Company's largest customer, Ingram Micro Corporation, accounted for approximately 9%, 11%, and 11% of the Company's net sales in 1995, 1994, and 1993, respectively. In 1995, sales to the Company's domestic distributors, value added resellers and private label customers accounted for approximately 55%, 7%, and 5%, respectively, of the Company's net sales. In 1995, sales outside of North America constituted approximately 36% of the Company's net sales.

The Company believes that its extensive distribution network is an important factor in achieving significant penetration into the markets it serves. The Company has developed a strong relationship with its dealers and distributors by providing high quality products and support services, including product and sales training, cooperative advertising, and promotions and product literature.

Sales and Marketing
The Company's sales and marketing organization is responsible for four activities: sales, marketing, customer service and technical support. The Company's sales staff is responsible for
relationships  with  existing  distributors  and   dealers   and
developing new distribution channels, particularly in geographic
areas  into  which the Company is expanding.   The  sales  group
conducts   ongoing  training  and  support   for   dealers   and
distributors.    In   order  to  improve  the   efficiency   and
effectiveness of the sales organization, the Company recently re-organized its sales force to provide a much closer focus on the customer by creating customer units dedicated to specific customer groups and charged with providing their customers with product and service solutions to the power management needs. Sales personnel typically have an engineering background.

The Company's marketing activities include market research, product planning, trade shows, sales and pricing strategies, advertising, and product sales literature. The Company also utilizes direct marketing efforts, including direct mailings, advertising in computer trade publications and exhibiting at major computer trade shows, both domestically and internationally. Customer service is responsible for all technical marketing inquiries and customer support. The Company has developed a number of programs and techniques to support the Company's distribution channels. These include a technical assistance "hot line" and formal product demonstrations.

Manufacturing, Quality Control and Supply
The Company's manufacturing operations are located in the United States (Rhode Island and Florida) and Ireland.
The  Company  believes that its long-term  success  depends  on, among other things, its ability to control its costs. The Company utilizes state of the art automated manufacturing techniques and extensive quality control in order to minimize costs and maximize product reliability. In addition, the design of products and the commonality of parts allows for efficient circuit board component insertion, wave soldering, and in-process testing. Quality control procedures are performed at the component, sub-assembly, and finished product levels. To insure the highest level of quality and product reliability, the Company has implemented 100% product testing at seven discrete levels in its manufacturing process. Product design and efficient manufacturing techniques have enabled the Company to keep its direct and indirect manufacturing labor costs (including incentive bonuses), as a percentage of net sales, below that of similar manufacturing companies in the electronics industry.

In  September 1993, the National Quality Assurance  granted  the
Company its ISO 9000 quality seal. The Company's systems have been audited to the stringent ISO 9002 level.

The Company generally purchases devices and components from more than one source where alternative sources are available; however, it does use sole source suppliers for certain components. The Company believes that alternative components for these sole source items could be incorporated into the Company's products, if necessary. While the Company has been able to obtain adequate supplies of its components from sole source suppliers, the future unavailability of components from these suppliers could disrupt production and delivery of products until an alternative source is identified.

Product Development
The Company's research and development staff includes engineers and support persons who develop new products and provide engineering support for existing products. The Company's research and development efforts are also aimed at reducing cost and total cycle time and improving product and component quality. Most of these employees are located in a newly acquired facility in Billerica, Massachusetts and devote their efforts to research and development. Employees devoted to the improvement and development of software products are located in the West Kingston, Rhode Island facility. The Company believes that the technical expertise of its research and development staff is very important to its growth as technological change is rapid in the UPS field.

During 1994, the Company expanded its Smart-UPS and Back-UPS families of products. The Back-UPS Pro series of products provide enhanced Back-UPS power protection for advanced workstations. The Smart-UPS v/s products are designed to provide power protection for small business and departmental local-area networks. In addition, the Company developed new Smart-UPS products in the 700, 1000, 1400, 2200 and 3000 volt-amp category. The Company also introduced data line surge protection with its ProtectNet product line. Software development achievements resulted in the introduction of new and enhanced versions of the Company's software applications by adding to the number of operating systems with which the Company's software applications are compatible.

The Company's design center includes a UPS test facility with a custom-made AC power fault simulator. This test facility is used to evaluate and extensively test new designs and to provide comparative data on competitive products.

During the years ended December 31, 1995, 1994, and 1993, expenditures for the Company's research and development were $13,193,037, $9,742,553 and $7,143,942, respectively. The
Company expects its research and development expenditures will remain at substantially the same level as a percentage of sales for the foreseeable future.

Intellectual Property
The Company protects certain proprietary rights in its products as well as certain proprietary technology developments by seeking patent protection. The loss of such rights concerning these developments would not have a material adverse effect on the Company's business. With respect to protection of those areas of its technology for which patent protection has not been sought, the Company relies on the complexity of its technology, trade secrecy law, and employee confidentiality agreements.

The  Company  has numerous trademarks registered in  the  United
States and in several foreign countries. The Company also has trademark applications pending domestically and internationally.

The Company believes that its trademarks are valuable intangible assets but also believes that the loss of any one trademark would not have a material adverse effect on its operations.

Competition
The Company believes that it is one of the three global companies providing a full range of UPS products and services worldwide. The Company also competes with a number of other companies which offer UPS products similar to the Company's products. Some of these competitors have greater financial and other resources than the Company. Furthermore, other well-established companies which manufacture and market UPS products for the mainframe and large minicomputer markets, and do not presently compete directly with the Company, could develop products competitive with those of the Company. The Company competes in the sale of its products on the basis of several factors, including product performance and quality, marketing and access to distribution channels, customer service, product design, and price.

Because the Company's manufacturing process is highly automated, direct and indirect manufacturing labor costs (including incentive bonuses), as a percentage of net sales, have remained below that of similar manufacturing companies in the electronics industry.

International Operations
The Company plans to continue to expand its international marketing efforts and manufacturing operations. With a full line of internationally-positioned products already available, the Company continues to staff personnel to serve the geographical markets of interest. The Company presently utilizes third party warehouses in Australia, Japan, Canada, Singapore and the Netherlands for distribution into its international markets. The Company's primary manufacturing operation outside of the United States is located in Galway, Ireland. American Power Conversion Europe, S.A.R.L., American Power Conversion Corporation's subsidiary located in France, provides sales and marketing support to customers in Europe, the Middle East, the former Soviet Union and Africa and its revenues are in the form of commissions from the U.S. parent and Galway operations. The Company's consolidated financial statements include the accounts of all of its wholly-owned subsidiaries.

On January 31, 1994, American Power Conversion Corporation formally established operations in Galway, Ireland through its subsidiary, American Power Conversion Corporation (A.P.C.) B.V. The facility is providing manufacturing and technical support to better serve the Company's markets in Europe, the Middle East, Africa and Russia.

The Company executed an agreement with the Industrial Development Authority of Ireland ("IDA") under which the Company will receive grant monies equal to 40% of the costs incurred for machinery, equipment and building improvements for the Galway facility. The maximum amount attainable under the agreement is approximately $13.1 million. The grant monies would be repayable, in whole or in part, should (1) the Company fail to meet certain employment goals established under the agreement which are to be achieved over a five year implementation period and/or (2) the Company discontinues operations in Ireland prior to the termination of the agreement. The agreement terminates eight years from the date of the last claim made by the Company for grant monies. The total cumulative amount of capital grant claims submitted through December 31, 1995 was approximately $8.9 million. The total cumulative amount of capital grants received through December 31, 1995 amounted to approximately $5.5 million. Under a separate agreement with the IDA, the Company will also receive up to $3,000 per new employee hired for the direct reimbursement of training costs. The total cumulative amount of training grant claims submitted through December 31, 1995 was approximately $2.0 million. The total cumulative amount of training grants received through December 31, 1995 amounted to approximately $400,000.

The Company continues to investigate potential sites for manufacturing expansion in international regions. On November 2, 1995, the Company announced that it will begin further negotiations with the IDA for financial incentives in connection with the possible future expansion of the Company's manufacturing operations to additional sites within Ireland.

Financial Information About Foreign and Domestic Operations  and
Export Sales
The information required under this section is included in note
10 of Notes to Consolidated Financial Statements in Item 8 of this Report and is incorporated herein by reference.

Employees
As of December 31, 1995, the Company had approximately 2,340 full-time employees worldwide, approximately 1,700 of whom are located in the United States and Canada. The Company also engages other personnel on a part-time basis. On February 29, 1996, in an effort to strengthen its competitive position for the long term, the Company reduced its workforce by 174 full-time manufacturing employees in Rhode Island and 10 full-time employees in Florida. The Company considers its relations with employees to be good.

Executive Officers of the Company
Executive officers of the Company are elected annually and hold office until the next Annual Meeting of the Board of Directors and until their successors are duly elected and qualified. As of March 19, 1996, the executive officers of the Company were as follows:

Name              Age    Positions

Rodger B.          46    Chairman of the Board of Directors,
Dowdell, Jr.             President, and Chief Executive
                         Officer

Neil E.            41    Vice President of Engineering and
Rasmussen                Director

Edward W.          42    Vice President of Operations and
Machala                  Treasurer

Donald M. Muir     39    Chief Financial Officer

Emanuel E.         59    Vice President, Clerk and Director
Landsman

Darrell            36    Vice President of Sales
Lucente

John DiPippo       30    Vice President of Marketing

David P. Vieau     45    Vice President of Worldwide Business
                         Development

Rodger B. Dowdell, Jr. joined the Company in August 1985 and has been the President and a Director since that time. From January to August 1985, Mr. Dowdell worked for the Company as a consultant, developing a marketing and production strategy for UPS products. From 1978 to December of 1984 he was President of Independent Energy, Inc., a manufacturer of electronic temperature controls.

Neil E. Rasmussen has been Vice President and a Director of the Company since its inception. From 1979 to 1981, Mr. Rasmussen worked in the Energy System Engineering Group at Massachusetts
Institute of Technology's Lincoln Laboratory.

Edward W. Machala joined the Company in January 1989 as Vice President of Operations. From January 1985 to January 1989, Mr. Machala was Director of Manufacturing and Engineering Technology for GTECH, a manufacturer of electronic lottery and gaming terminals, where he was responsible for manufacturing and engineering functions. Mr. Machala was responsible for the design, development and implementation for manufacturing systems at the GTECH Technical Facility and the development of off-site facilities.

Donald M. Muir joined the Company in July 1995 as Chief Financial Officer. From July 1993 to July 1995, Mr. Muir was the Treasurer of Stratus Computer, Inc. where he was responsible for managing investor relations, treasury services, corporate taxation and risk management. Prior to his appointment as Treasurer at Stratus Computer, Inc., Mr. Muir held the position of Director of Finance and Administration from January 1991 to July 1993 and Controller, Worldwide Sales and Service from December 1988 to January 1991.

Emanuel E. Landsman has been Vice President, Clerk, and a Director of the Company since its inception. From 1966 to 1981, Dr. Landsman worked at Massachusetts Institute of Technology's Lincoln Laboratory, where he was in the Space Communications Group from 1966 to 1977 and the Energy System Engineering Group from 1977 to 1981.

Darrell Lucente was appointed Vice President of Sales on May 1, 1995 after serving as Director of World Wide Channel Management from January 1995 through April 1995. Mr. Lucente joined the Company in 1989 as Northwest U.S. Regional Sales Manager, a position he held until 1991 when he was appointed Managing
Director of APC Europe, S.A.R.L, the Company's European sales and marketing subsidiary located in Paris, France. He held that position until January 1995.

John DiPippo became Vice President of Marketing on June 5, 1995. From August 1993 to June 1995, Mr. DiPippo served as a Business Unit Leader of the Company's Digital Media group where he was responsible for the Company's entry into emerging markets formed by the convergence of computer and communications technology. Mr. DiPippo was the Business Unit Leader of the Consumer Products group from January 1992 to August 1993 and served as Channel Manager for Retail, Catalog and Mail Order customers from January 1991 to January 1992. Mr. DiPippo joined the Company in 1989.

David P. Vieau assumed the position of Vice President of Worldwide Business Development in October 1995 after completing a short sabbatical. Mr. Vieau served as Vice President of Marketing from October 1991 to June 1995. From July 1988 to August 1991, he was President of Poly-Flex Circuits, Inc., a division of Cookson America.

Item 2. Properties
The Company's U.S manufacturing and primary distribution center is located at 132 Fairgrounds Road in West Kingston, Rhode Island. Of the approximate 166,000 square feet of space in West Kingston, Rhode Island, 86,000 square feet is being used for manufacturing, 50,000 square feet for sales, marketing and administration, and 30,000 square feet for storage of raw materials and finished goods.

The Company also leases six facilities in Rhode Island located in East Greenwich, North Kingstown, Warwick, West Warwick, East Providence and Cranston, as well as two facilities in Fort
Myers,  Florida.   The following information  pertains  to  each
location:

      Location                   Use                 Square Feet

 East Greenwich         Warehouse and Offices          71,600
 North Kingstown              Warehouse                94,600
 Warwick                      Warehouse                69,800
 West Warwick                 Warehouse               200,000
 Cranston            Warehouse and Manufacturing       75,200
 East Providence     Warehouse and Manufacturing      115,800
 Fort Myers          Warehouse and Manufacturing       66,000
 Fort Myers                   Warehouse                85,000

In April 1995, the Company purchased a 41,000 square foot building in Billerica, Massachusetts to accomodate its growing research and development operations. The building was purchased for approximately $1.2 million and was renovated to meet the facility requirements of these operations. The purchase price was financed from available operating cash.

The Company's Ireland manufacturing facility is located in Ballybrit Industrial Estate, Galway, Ireland. The facility consists of approximately 280,000 square feet, of which 130,000 square feet are being used for manufacturing, 20,000 square feet for sales and administration, and 130,000 square feet for storage of raw materials and finished goods. The Company also leases a warehouse facility in Limerick, Ireland for storage of raw materials.

American Power Conversion Europe is located in a suburb of Paris in  leased office space consisting of approximately 3,500 square
feet.   The Company also leases office space in several  foreign
countries for local sales personnel.

The Company believes the facilities (owned and leased) are suitable for its requirements currently and for the foreseeable future; however, the Company continues to investigate potential sites for manufacturing expansion in international regions.

Item 3.  Legal Proceedings

As initially reported in Report on Form 10-Q for the quarter ended June 30, 1995, several purported class action lawsuits were filed in the United States District Court for the District of Rhode Island in which the Company was named as a defendant, along with certain of its officers. The lawsuits relate to disclosures made by the Company in its public filings and press releases and assert violations of federal securities laws. The plaintiffs seek unspecified damages, interest, costs and fees. In mid-February 1996, a derivative lawsuit was filed by two shareholders on behalf and for the benefit of the Company against certain present and former officers and/or directors of the Company in the Superior Court of Suffolk County,
Massachusetts. The Company was also named as a nominal defendant. The derivative action plaintiffs allege that the individual defendants in that case traded in the stock of the
Company allegedly in breach of their fiduciary duty to the Company. It is possible that other claims may be made against the Company in these actions or that related allegations could be made that could give rise to other consequences. The Company intends to defend these lawsuits vigorously and any similar lawsuits that may be filed; however, the ultimate outcome of these matters cannot yet be determined.

No provision for any liability that may result from the actions has been recognized in the consolidated financial statements included in Item 8.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

                             Part II

Item 5.  Market for Registrant's Common Stock and Related
Stockholder Matters

The Company's Common Stock is traded over-the-counter on the Nasdaq Stock Market and Pacific Stock Exchange under the symbol APCC. The following table sets forth the range of high and low bid quotations per share of Common Stock for the years 1995 and 1994.

                           1995                 1994

                  High            Low     High           Low
    First        $20 1/2       $15 1/4    $30 1/2      $20 3/4
    Quarter

    Second        25 7/8        14 3/8     27 3/4       14 1/2
    Quarter

    Third         25 1/4        12 1/8     21 3/4       15
    Quarter

    Fourth        13 7/8         9 1/8     20 3/4       15
    Quarter

On March 19, 1996, the closing sale price for the Company's Common Stock was $9 15/16 per share. As of March 19, 1996, there were approximately 3,738 holders of record of the Company's Common Stock. No cash dividends have been paid and it is anticipated that none will be declared in the foreseeable future. The Company currently intends to retain any earnings to finance the growth and development of the Company's business. Any future dividends will be at the discretion of the Board of Directors and will depend upon, among other things, the financial condition, capital requirements, earnings and liquidity of the Company.
Item 6.  Selected Financial Data

All amounts are in dollars except for outstanding shares.
Dollars are in thousands except for earnings per share.

Item 6. Selected Financial Data

                          1995      1994      1993      1992      1991
Net Sales               $515,262  $378,295  $250,298  $157,462   $93,623

Cost of Goods Sold       284,500   189,954   122,009    78,260    48,047

Gross Profit             230,762   188,341   128,289    79,202    45,576

Costs & Expenses         127,057    82,692    53,392    36,372    21,419

Operating Income         103,705   105,649    74,897    42,830    24,157

Other Income                 860     3,701       977       243        30

Earnings Before
Income Taxes             104,565   109,350    75,874    43,073    24,187

Income Taxes              35,029    38,075    27,316    15,291     8,619

Net Income                69,536    71,275    48,558    27,782    15,568

Earnings Per Share          0.74      0.77      0.53      0.31      0.17

Weighted Average
Shares Outstanding    93,866,880 92,912,824 91,588,148 91,544,654 90,869,424

Total Assets             346,588   265,163   158,971    98,454    58,173

Long Term Debt                 -         -         -         -         -

The Company did not declare any cash dividends for the five year
period  presented.   Earnings per share and share  data  reflect
stock  splits  effected in each of the fiscal  years  from  1991 through 1993.

Item  7.   Management's  Discussion and  Analysis  of  Financial
Condition and Results of Operations

Results of operations
The following table sets forth the Company's net sales, cost of goods sold, selling, general and administrative expenses, research and development expenses, operating income, other income (expenses), earnings before income taxes and net income, expressed as a percentage of net sales, for the years ended December 31, 1995, 1994 and 1993.


                                     1995        1994       1993
        Net sales                   100.0       100.0      100.0
        Cost of goods sold           55.2        50.2       48.7

        Gross profit                 44.8        49.8       51.3

        Selling, general &
          administrative expenses    22.1        19.3       18.5
        Research & development        2.6         2.6        2.9

        Operating income             20.1        27.9       29.9

        Interest income               0.3         0.6        0.4
        Interest expense             (0.1)          -          -
        Other income(expense),net       -         0.4          -

        Earnings before taxes        20.3        28.9       30.3

        Net income                   13.5        18.8       19.4

Revenues

Net sales in fiscal year 1995 increased by 36.2% to $515,262,424 from $378,295,263 in fiscal year 1994 which reflected a 51.1% increase from $250,298,455 in fiscal year 1993. The increases from 1993 to 1995 are attributable to continued strong end-user demand for the Company's products across fast-growing core markets, including computer networking, internetworking equipment and point-of-sale devices, combined with what the Company believes is the increasing awareness by computer users of the consequences of data loss and hardware damage which can be caused by power problems, particularly in international markets. In addition, sales of new products and increased efforts by, and the addition of members to, the Company's sales staff have contributed to increased sales volumes. Sales attributable to new products totaled approximately 13%, 3% and 4% of 1995, 1994 and 1993 net sales, respectively.

Export and foreign sales to unaffiliated customers, primarily in Europe, Canada, South America and the Far East in fiscal year 1995 were $204,511,326 or 39.7% of net sales compared to $134,306,525 or 35.5% of net sales in fiscal year 1994 and $82,741,740 or 33.1% of net sales in fiscal year 1993.

Cost of Goods Sold

Cost of goods sold was $284,500,473 or 55.2% of net sales in fiscal year 1995 compared to $189,953,731 or 50.2% in fiscal year 1994 and $122,009,079 or 48.7% in fiscal year 1993. The gross margin erosion from 1994 to 1995 was primarily attributable to several factors, including but not limited to: a shift in product sales mix, product transition issues, rising material component costs, including higher costing one-time programmable microprocessors used during the early phase of new product introductions before converting to lower costing masked versions, and the continued costs associated with the ramp-up of two new plants. During 1995, the product sales mix shifted toward lower-end products as the Company actively pursued growing opportunities in markets for the Company's lower margin Back-UPS(R) and Surge products and, to a lesser degree, a mix shift within the Smart-UPS(R) product family toward the lower margin Smart-UPS v/s, a product targeted at price-sensitive departmental LAN customers. Also during 1995, the Company's Smart-UPS family underwent a major product transition as the Company introduced a new third generation Smart-UPS product line replacing the existing second generation, which has been in place for the past five years. There were several product transition impacts to gross margins: increased inventory reserves, reduced average selling prices of the older second generation products and the costs associated with lower production yields on the new products. The total inventory reserves at December 31, 1995 were $6.5 million compared to $1.1 million at December 31, 1994. The increased inventory reserves have been provided primarily to cover the potential loss exposure that may result from excess inventories as the demand for second generation products diminishes. Second generation Smart-UPS represented approximately 10% of total inventories at December 31, 1995. The Company's reserve estimate methodology involves quantifying the total inventory position having potential loss exposure reduced by an amount reasonably forecasted to be sold and adjusting its interim reserve provisioning to cover the net loss exposure. The decline in average sales prices of second generation products was driven primarily by price discounting and sales promotions used to accelerate the transition to the third generation products.

The decline from 1993 to 1994 was attributable to start-up costs and production inefficiencies relating to the newly-established manufacturing operations in Galway, Ireland, additional freight and duty costs associated with the transportation of component materials to the Galway facility, as well as the promotional bundling of selected products at special reduced prices.

Operating Expenses

Selling, General and Administrative expenses were 22.1% of net sales in 1995 compared to 19.3% of net sales in 1994 and 18.5% of net sales in 1993. The increase in SG&A expenses as a percentage of net sales for 1995 and 1994 is primarily attributable to the hiring of additional personnel, particularly in the sales and marketing areas, and increased advertising and promotional efforts, both domestically and internationally. The allowance for bad debts increased from 4.7% of accounts receivable at December 31, 1994 to 8.9% at December 31, 1995 as a result of additional bad debt provisioning charged to operating expenses. The Company has experienced and continues to experience very strong collection performance from its accounts receivable with outstanding balances over 60 days outstanding representing 5.8% and 8.4% of total receivables at December 31, 1995 and 1994, respectively. Write-offs of uncollectible accounts represent less than 1% of total receivable balances. A majority of international customer balances are covered by receivables insurance. The increase in bad debt reserves was primarily attributable to increased international sales, particularly in regions not covered by the Company's receivables insurance (i.e. the former Soviet Union).

Research and development expenditures for 1995, 1994 and 1993 were $13,193,037, $9,742,553 and $7,143,942, respectively. The increased research and development spending primarily reflects increased numbers of software and hardware engineers and costs associated with new product development and engineering support. Although the aggregate dollars of research and development expenses have increased from 1993 to 1995 as a result of continued product and process development, the decrease from 1993 to 1994 as a percentage of sales is attributable to certain fixed research and development expenses spread over a higher revenue base.

Other Income (Expenses)

The decrease in interest income from 1994 to 1995 was attributable to a significant reduction in funds available for investment, particularly during the first nine months of 1995. The increase from 1993 to 1994 was primarily due to the continued diversification of a portion of the Company's invested funds into low risk, government-backed securities coupled with the upward trend of short-term investment rates. Interest expense during 1995 was the result of short-term borrowings during the second and third quarters of 1995 which were fully repaid during the fourth quarter. Other income in 1994 was due primarily to the $1.6 million settlement of an insurance claim for the inventory losses resulting from a 1993 fire at the Company's third-party warehouse in The Netherlands.

The Company's effective income tax rates were 33.5%, 34.8% and 36.0% in 1995, 1994 and 1993, respectively. The decrease from 1993 to 1995 is the result of tax savings derived from an increasing portion of taxable earnings being generated from the Company's operations in Ireland, a jurisdiction which currently has a lower income tax rate for manufacturing companies than the present U.S. statutory income tax rate.

Effects of Inflation
Management believes that inflation has not had a material effect on the Company's operations.

Liquidity and Financial Resources
Working capital at December 31, 1995 was $226,457,935 compared to $160,612,284 at December 31, 1994. The Company has been able to increase its working capital position as the result of continued strong operating results and despite financing the capital investment of the expansion of its operations, particularly in Ireland (see below).

Inventory turnover decreased from 2.7 turns for 1994 to 2.4 for 1995. Inventory levels had been increased in order to support the growth in the Company's sales volume, as well as to maintain the necessary carrying levels of raw materials, in-process assemblies and finished stock as a result of major new products introduced during the past five quarters, in particular, the Smart-UPS product transition discussed above. The transistion continued throughout 1995 as a result of continued demand for the second generation Smart-UPS products which required continued production and materials procurement for these products. During the last three quarters of 1995, inventory levels as a percentage of quarterly sales have declined from 128% in the second quarter to 108% and 104% in the third and fourth quarters, respectively.

The Company anticipates its cash requirements for the foreseeable future will be satisfied by cash flow from operations, existing cash, and, if needed, short-term borrowings or the sale of additional common stock. At December 31, 1995, the Company had available for future borrowings $50 million under an unsecured line of credit agreement at a floating interest rate equal to the bank's cost of funds rate plus 0.625% and an additional $15 million under an unsecured line of credit agreement with a second bank at a floating interest rate equal to the bank's base rate. No borrowings were outstanding under these facilities at December 31, 1995 and 1994. Additionally, the Company has no significant financial commitments outstanding other than those required in the normal course of business.

During 1995 and 1994, the Company's capital expenditures, net of capital grants, amounted to approximately $24.0 million and $35.9 million, respectively, consisting primarily of manufacturing equipment, building improvements, office equipment and purchased software applications. The nature and level of capital spending was made to improve manufacturing capabilities in the United States, establish and improve manufacturing capabilities in Galway, Ireland and to support the increased selling, marketing and administrative efforts necessitated by the Company's significant growth. Net capital expenditures were financed from available operating cash. The Company had no material capital commitments at December 31, 1995.

On January 31, 1994, American Power Conversion Corporation formally established operations in Galway, Ireland through its subsidiary, American Power Conversion Corporation (A.P.C.) B.V. The facility is providing manufacturing and technical support to better service the Company's markets in Europe, the Middle East, Africa and Russia. The Company executed an agreement with the Industrial Development Authority of Ireland ("IDA") under which the Company will receive grant monies equal to 40% of the costs incurred for machinery, equipment and building improvements for the Galway facility. The maximum amount attainable under the agreement is approximately $13.1 million. The grant monies would be repayable, in whole or in part, should (1) the Company fail to meet certain employment goals established under the agreement which are to be achieved over a five year implementation period and/or (2) the Company discontinues operations in Ireland prior to the termination of the agreement. The agreement terminates eight years from the date of the last claim made by the Company for grant monies. The total cumulative amount of capital grant claims submitted through December 31, 1995 was approximately $8.9 million. The total cumulative amount of capital grants received through December 31, 1995 amounted to approximately $5.5 million.

Under a separate agreement with the IDA, the Company will also receive up to $3,000 per new employee hired for the direct reimbursement of training costs. The total cumulative amount of training grant claims submitted through December 31, 1995 was approximately $2.0 million. The total cumulative amount of training grants received through December 31, 1995 amounted to approximately $400,000.

Capital expenditures, net of capital grants, for the Galway facility amounted to approximately $6.5 million and $9.8 million during 1995 and 1994, respectively, and were financed from operations. Capital expenditures subsequent to 1995 will be primarily related to manufacturing capacity requirements based on future operational needs and market growth. In addition to the grant monies provided by the Irish government, the remaining capital expenditures will be financed with cash generated from operations and, if needed, short-term borrowings or the sale of additional common stock.

The Company continues to investigate potential sites for manufacturing expansion in international regions. On November 2, 1995, the Company announced that it will begin further negotiations with the IDA for financial incentives in connection with the possible future expansion of the Company's manufacturing operations to additional sites within Ireland. The Company is presently pursuing the establishment of a manufacturing operation in the Philippines. If established, capital expenditures for the Philippines expansion are estimated to be $5.0 million for 1996 and will be financed from operating cash and, if needed, short-term borrowings.

Management  believes that current internal cash flows,  together with  cash and short-term investments, and the available  credit
facilities   are  sufficient  to  support  anticipated   capital
spending and other working capital requirements for 1996.

Foreign Currency Activity
During the fourth quarter of 1994, the Company began invoicing its customers in Great Britain, France and Germany in their respective local currencies. Realized and unrealized transaction gains or losses are included in the results of operations and are measured based upon the effect of changes in exchange rates on the actual or expected amount of functional currency cash flows. Transaction gains and losses were not material to the results of operations in 1995 and 1994.

At the end of 1995, the Company's unhedged foreign currency accounts receivable, by currency, were as follows:

     British Pounds - 1,836,000 (approx. US$2,869,000)
     French Francs - 12,873,000 (approx. US$2,575,000)
     German Marks - 3,895,000 (approx. US$2,686,000)

Total gross accounts receivable at December 31, 1995 was $78,119,105. The Company also had non-trade receivables of 3,105,000 Irish Pounds (approximately US$4,969,000), as well as Irish Pound denominated liabilities of 3,904,000 (approximately US$6,347,000).

The Company continually reviews its foreign exchange exposure and considers various risk management techniques including the netting of foreign currency receipts and disbursements, rate protection agreements with customers/vendors and derivatives arrangements, including foreign exchange contracts. The Company presently does not utilize rate protection agreements or derivatives arrangements.

The Company's rationale for not hedging its currency risk exposure through derivatives arrangements is based on the assessment that the net foreign currency position was not material to the financial condition or results of operations of the Company at December 31, 1995 and, to a lesser degree, an assessment that the risk of loss from exchange rate fluctuations was not material based upon available forecasts of short-term exchange rate movements for the currencies noted above.

Legal Proceedings
The  Company  is  involved  in  certain  legal  proceedings   as
described in Part I, Item 3 of this Report.

No provision for any liability that may result from the actions has been recognized in the consolidated financial statements included in Item 8 of this Report.

Recently Issued Accounting Standards
The Financial Accounting Standards Board recently issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." This statement requires long-lived assets to be evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company will adopt SFAS No. 121 in fiscal 1996 and does not expect its provisions to have a material effect on the Company's consolidated financial condition or results of operations.

The Financial Accounting Standards Board also recently issued SFAS No. 123, "Accounting for Stock-Based Compensation." This statement introduces a fair-value based method of accounting for stock-based compensation. It encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments based on the new fair value accounting rules. However, if the Company chooses not to recognize compensation expense in accordance with the provisions of this statement, pro forma disclosures of income and earnings per share, as if the statement had been adopted, are required in the notes to consolidated financial statements. The Company will adopt the disclosure provisions of SFAS No. 123 in 1996.

Factors That May Affect Future Performance
This document contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. The factors that could cause actual results to differ materially include the following: general economic conditions and growth rates in the power protection industry and related industries, including but not limited to the PC, server and networking industries; competitive factors and pricing pressures; changes in product mix; changes in the seasonality of demand patterns; the timely development and acceptance of new products; inventory risks due to shifts in market demand; component constraints and shortages; and ramp-up and expansion of manufacturing capacity.

ITEM 8.  Financial Statements and Supplementary Data

AMERICAN  POWER  CONVERSION  CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 1995 and 1994

ASSETS

                                            1995        1994
Current assets:
Cash and cash equivalents                 $39,039,735  29,072,717
Short-term investments (Note 2)                     -  12,407,729
Accounts receivable, less allowance
 for doubtful accounts of $6,920,000
 in 1995, $2,979,000 in 1994 (Note 3)      71,199,105  60,538,872
Inventories (Note 4)                      147,541,053  92,415,545
Prepaid expenses and other current assets   9,277,986   8,919,733
Recoverable income taxes                            -   1,801,217
Deferred income taxes (Note 6)             11,323,000   5,710,000

     Total current assets                 278,380,879 210,865,813


Property, plant and equipment:
Land, buildings and improvements           15,973,746  11,320,618
Machinery and equipment                    51,353,043  40,522,512
Purchased software                          4,160,439   3,302,513
Office equipment, furniture and
 fixtures                                  17,860,365  11,417,622

                                           89,347,593  66,563,265

Less accumulated depreciation and
 amortization                              22,144,085  13,108,988

     Net property, plant and equipment     67,203,508  53,454,277

Other assets                                1,003,452     842,948



     Total assets                        $346,587,839 265,163,038








See accompanying notes to consolidated financial statements.

AMERICAN  POWER  CONVERSION  CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 1995 and 1994





LIABILITIES AND SHAREHOLDERS' EQUITY

                                            1995        1994
Current liabilities:
Accounts payable                        $26,406,283  33,557,687
Accrued expenses                          5,790,421   2,933,164
Accrued compensation                      6,472,255   6,214,705
Accrued sales and marketing programs      6,780,595   3,939,939
Accrued retirement contributions          4,677,639   3,608,034
Income taxes payable                      1,795,751           -

     Total current liabilities           51,922,944  50,253,529

Deferred tax liability (Note 6)           4,899,000   2,982,000

     Total liabilities                   56,821,944  53,235,529

Shareholders' equity (Notes 7, 8,
 and 9):
Common stock, $.01 par value;
 authorized 200,000,000
 shares in 1995 and 1994; issued
 and outstanding 93,270,933 in 1995,
 92,451,801 in 1994                         932,709     924,518
Additional paid-in capital               37,122,872  29,326,171
Unrealized holding losses on short-
 term investments (Note 2)                        -    (497,000)
Retained earnings                       251,710,314 182,173,820

     Total shareholders' equity         289,765,895 211,927,509

COMMITMENTS AND CONTINGENCIES (Notes
 11, 12, 14 and 15)

OTHER INFORMATION (Notes 5 and 13)



     Total liabilities and
      shareholders' equity             $346,587,839 265,163,038






See accompanying notes to consolidated financial statements.

AMERICAN  POWER  CONVERSION  CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 1995, 1994 and 1993


                                 1995           1994          1993
Net sales (Note 10)          $515,262,424   $378,295,263  $250,298,455
Cost of goods sold            284,500,473    189,953,731   122,009,079

Gross profit                  230,761,951    188,341,532   128,289,376

Costs and expenses:
Selling, general and
 administrative expenses      113,863,642     72,950,019    46,247,802
Research and development       13,193,037      9,742,553     7,143,942

                              127,056,679     82,692,572    53,391,744

Operating income              103,705,272    105,648,960    74,897,632

Other income (deductions):
Interest income                 1,303,966      2,099,842       939,084
Interest expense                 (317,253)             -             -
Other, net                       (126,491)     1,601,242        37,920

Earnings before income taxes  104,565,494    109,350,044    75,874,636

Income taxes (Note 6)          35,029,000     38,075,073    27,316,000

Net income                    $69,536,494    $71,274,971   $48,558,636

Earnings per share (Note 1)         $0.74          $0.77         $0.53

Weighted average common
  stock and common stock
  equivalents outstanding      93,866,880     92,912,824    91,328,017







See accompanying notes to consolidated financial statements.

AMERICAN  POWER  CONVERSION  CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years ended December 31, 1995, 1994 and 1993

                       $.01 Par,    Additional Unrealized              Total
                         Common      Paid-in     Holding   Retained  Shareholder
                          Stock      Capital     Losses    Earnings    Equity

Balances at December
 31, 1992                $439,250  13,179,180        -   62,340,213  75,958,643

Exercises of stock
 options                    6,026     973,294                           979,320
Shares issued to
 Employee Stock
 Ownership Plan               754   2,105,212                         2,105,966

Balances before two-for-
 one stock split          446,030  16,257,686         -  62,340,213  79,043,929

Two-for-one stock split   446,030    (446,030)
Exercises of stock
 options                   16,410   1,699,766                         1,716,176
Tax effect of exercises
 of stock options                   2,129,000                         2,129,000
Shares issued to
 Employee Stock
 Ownership Plan               220     456,236                           456,456
Net income                                               48,558,636  48,558,636

Balances at December
 31, 1993                 908,690  20,096,658         - 110,898,849 131,904,197

Exercises of stock
 options                   14,018   2,778,110                         2,792,128
Tax effect of exercises
 of stock options                   2,514,000                         2,514,000
Shares issued to
 Employee Stock
 Ownership Plan             1,810   3,937,403                         3,939,213
Changes in unrealized
 holding losses                               (497,000)                (497,000)
Net income                                               71,274,971  71,274,971

Balances at December
 31, 1994                 924,518  29,326,171 (497,000) 182,173,820 211,927,509

Exercises of stock
 options                    4,846   1,999,430                         2,004,276
Tax effect of exercises
 of stock options                     300,000                           300,000
Shares issued to
 Employee Stock
 Ownership Plan             3,345   5,497,271                         5,500,616
Changes in unrealized
 holding losses                                497,000                  497,000
Net income                                               69,536,494  69,536,494

Balances at December
 31, 1995                $932,709  37,122,872        -  251,710,314 289,765,895

See accompanying notes to consolidated financial statements.

AMERICAN  POWER  CONVERSION  CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 1995, 1994 and 1993

                               1995        1994        1993
Cash flows from operating
activities:
Net income                 $69,536,494 $71,274,971 $48,558,636
Adjustments to reconcile
 net income to net cash
 provided by operating
 activities:
Depreciation and
 amortization               10,101,882   6,105,146   2,988,105
Provision for doubtful
 accounts                    4,626,500   2,283,000     821,335
Deferred income taxes       (3,696,000)    148,000    (662,000)
Changes in operating
 assets and liabilities:
Increase in accounts
 receivable                (15,286,733)(29,723,062)(13,950,609)
Increase in inventories    (55,125,508)(43,343,681)(10,905,427)
Increase in prepaid
 expenses and other
 current assets               (358,253) (8,121,380)   (437,248)
Increase in other assets      (160,504)   (794,777)    (30,021)
Increase (decrease) in
 accounts payable           (7,151,404) 25,355,860   1,273,577
Increase (decrease) in
 accrued expenses            2,857,257   1,567,300    (107,677)
Increase (decrease) in
 accrued compensation          257,550  (1,235,757)  3,118,347
Increase in accrued sales
 and marketing programs      2,840,656     213,696     213,044
Increase in accrued
 retirement contributions    1,069,605   1,428,130     837,118
Increase (decrease) in
 income taxes payable        3,896,968  (1,759,845)    734,437

Net cash provided by
 operating activities       13,408,510  23,397,601  32,451,617

Cash flows from investing
 activities:
Purchases of short-term
 investments                  (802,800)(12,693,722)(18,500,735)
Sales and maturities of
 short-term investments,
 net of gains and losses    13,707,529   9,439,838   8,849,890
Proceeds from sale of
 equipment                     143,230           -           -
Capital expenditures, net
 of capital grants         (23,994,343)(35,903,813)(10,941,414)

Net cash used in investing
 activities                (10,946,384)(39,157,697)(20,592,259)

(Continued on following page.)

AMERICAN  POWER  CONVERSION  CORPORATION AND SUBSIDIARIES

Years ended December 31, 1995, 1994 and 1993


                               1995        1994        1993
Cash flows from financing
 activities:
Proceeds from issuances of
 common stock               $7,504,892  $6,731,341  $5,257,918

Net cash provided by
 financing activities        7,504,892   6,731,341   5,257,918

Net increase (decrease) in
 cash and cash               9,967,018  (9,028,755) 17,117,276

Cash and cash equivalents
  at beginning of year      29,072,717  38,101,472  20,984,196

Cash and cash equivalents
  at end of year           $39,039,735 $29,072,717 $38,101,472

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest                   $   317,253 $         - $         -
Income taxes (net of
 tax refunds)              $34,828,032 $39,686,918 $27,243,563

NON-CASH TRANSACTIONS: In 1995, 1994 and 1993, the tax effect of the exercise of stock options resulted in increases to additional paid-in capital and reductions to income taxes payable of $300,000, $2,514,000 and $2,129,000, respectively.
During 1995 and 1994, unrealized holding losses on short-term investments resulted in increases (decreases) to shareholders' equity and to short-term investments of $497,000 and ($497,000), respectively.










See accompanying notes to consolidated financial statements.

AMERICAN  POWER  CONVERSION  CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 1995, 1994 and 1993


1.   Summary of Significant Accounting Policies

Nature of business - American Power Conversion Corporation and its subsidiaries (the "Company") designs, develops, manufactures, and markets a line of uninterruptible power supply products ("UPS"), electrical surge protection devices ("Surge"), power conditioning products and associated software and accessories for use with personal computers, engineering work stations, file servers, communications and internetworking equipment, and a variety of other sensitive electronic devices which rely on electric utility power. The Company's principal markets are in North America, Europe and the Asia Pacific region.

Principles of consolidation - The consolidated financial statements include the accounts of American Power Conversion Corporation and all of its majority-owned subsidiaries. All intercompany accounts and transactions are eliminated in consolidation.

Inventories - Inventories are stated at the lower of cost or market; cost being determined using the first-in, first-out
(FIFO) method.

Property, plant and equipment - Property, plant and equipment are stated at cost. Depreciation is provided by using straight-line and accelerated methods over their useful lives as follows:

Land improvements                          15 years
Buildings and improvements                 40 years
Machinery and equipment                    5 - 10 years
Purchased software                         3 years
Office equipment, furniture and fixtures   3 - 10 years

Research  and  development  -  Expenditures  for  research   and
development are expensed in the year incurred.

Warranties - The Company presently offers a limited two-year warranty. The provision for potential liabilities resulting from warranty claims is provided at the time of sale. The provision is computed based upon historical data and current estimates. During 1992, the Company began offering its customers the opportunity to extend the basic warranty period up to five years (an additional three years) under a separately priced program. Recognition of the revenue associated with the extended warranty program commences on the date the extended warranty becomes effective and is recognized on a straight-line basis over the extended warranty period. In addition, the Company has the Lifetime Equipment Protection policy which provides up to $25,000 for repair or replacement of a customers' hardware should a surge or lightning strike pass through a Company unit. The policy applies to all units manufactured after January 1, 1992. Other restrictions also apply. The Company's ProtectNet line of data line surge suppressors feature a unique "Double-Up" Supplemental Equipment Protection Policy, under which the total recoverable limit under the Lifetime Equipment Protection policy is doubled, up to $50,000 (U.S. and Canada only). The Company has experienced satisfactory field operating results, and warranty costs incurred to date have not had a significant impact on the Company's results of operations.

Income taxes - Income taxes are accounted for under the asset and liability method of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Deferred income taxes have not been provided for the retained earnings (approximately $12 million) of the Company's foreign subsidiaries because the Company plans to reinvest all such earnings for future expansion.

Cash and cash equivalents - Cash and cash equivalents consists of funds on deposit, money market savings accounts and, at
December 31, 1994, short-term investments with original maturities less than three months. At December 31, 1994, $868,600 was invested in government securities with maturities less than three months.

Short-term investments - Short-term investments (consisting primarily of government and government agency debt securities with fixed rates of interest) are carried at fair value and have original maturities greater than three months. The cost of short-term investments sold is determined using the specific identification method.

The Company adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities as of January 1, 1994 and classified its short-term investments as "available-for-sale". The Statement requires, among other things, that securities available for sale be reported at fair value, with any unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity, net of tax, until realized. The effect of adopting this pronouncement was immaterial.

Earnings per share - Earnings per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period after consideration of the stock splits detailed in Note 8.
Under the treasury stock method, the unexercised options are assumed to be exercised at the beginning of the period or at issuance, if later. The assumed proceeds are then used to purchase common stock at the average market price during the period. Common stock equivalents whose inclusion would have the effect of increasing earnings per share (i.e., antidilutive) are excluded from the computation. Primary and fully diluted earnings per share are equivalent for all years presented.

Advertising Costs - Advertising costs are reported in selling, general, and administrative expenses in the accompanying consolidated statements of income and include costs of advertising, advertising production, trade shows and other activities designed to enhance demand for the Company's products. Advertising costs were $23,096,000 in 1995, $12,829,000 in 1994, and $9,152,000 in 1993. There are no
capitalized advertising costs in the accompanying consolidated balance sheet.

Use of Estimates- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

2.   Short-term Investments

Short-term investments consist primarily of U.S. and State government and government agency debt securities with fixed rates of interest and have original maturities greater than three months. Contractual maturities of short-term investments as of December 31, 1994 are set forth below and are shown at fair value. Short-term investments are designated as available for sale and may be sold prior to the contractual maturity.

                                Amortized     Fair
                                  Cost        Value
Due in less than 1 year         $3,354,278  $3,337,227
After 1 but within 5 years       1,648,768   1,612,192
After  5  but  within 10 years   7,901,683   7,458,310

                               $12,904,729 $12,407,729

Proceeds from sales and maturities of short-term investments available for sale during 1995 and 1994 were $13,707,529 and $9,439,838, respectively. Gross gains and losses in 1995 of $94,374 and ($181,479), respectively, were realized on these sales. Gross gains and losses in 1994 were $17,172 and ($17,175), respectively. Gross unrealized holding gains (losses) of $497,000 and ($497,000) were charged to shareholders' equity during 1995 and 1994, respectively.

3.   Accounts Receivable

Accounts receivable are generally not concentrated in any geographic region or industry. Collateral is usually not required except for certain international transactions for which the Company requires letters of credit to secure payment. The Company estimates an allowance for doubtful accounts based on the credit worthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could effect the Company's estimate of its bad debts.

4.   Inventories

Inventories consist of the following:

                                 1995        1994
Raw materials             $  62,495,212   $40,786,937
Work in process              28,499,516    21,804,067
Finished goods               56,546,325    29,824,541

                          $ 147,541,053   $92,415,545

5.   Revolving Credit Agreements

The Company maintains a credit facility with a bank in the form of a $15,000,000 unsecured line of credit, due and payable on demand, with no commitment fee required on the unused portion. The line of credit bears interest at the bank's prime rate and expires upon written notice given by either party. The Company also maintains an additional $50,000,000 unsecured line of credit facility with another bank, with no commitment fee required, that expires upon written notice given by either party. This facility bears interest at the bank's cost of funds rate plus 0.625 percent. There were no amounts outstanding under these facilities at December 31, 1995 and 1994.

6.   Income Taxes

On August 10, 1993, the Revenue Reconciliation Act of 1993 was signed into law. The Act provided for an increase in the top marginal U.S. corporate tax rate from 34% to 35% for taxable income in excess of $10 million. The deferred tax benefit resulting from the remeasurement of deferred tax assets and liabilities was immaterial. The retroactive cumulative adjustment necessary to effect the higher corporate tax rate was recorded in the third quarter of 1993.

Total federal, state and foreign income tax expense (benefit) from continuing operations for the years ended December 31, 1995, 1994 and 1993 consists of the following:

                         Current    Deferred      Total
1995:
Federal                $33,122,000 ($2,993,000) $30,129,000
State                    4,300,000    (500,000)   3,800,000
Foreign                  1,303,000    (203,000)   1,100,000

                       $38,725,000 ($3,696,000) $35,029,000

1994:
Federal                $31,997,073     $66,000  $32,063,073
State                    4,850,000      12,000    4,862,000
Foreign                  1,080,000      70,000    1,150,000

                       $37,927,073    $148,000  $38,075,073

1993:
Federal                $23,754,000   ($612,000) $23,142,000
State                    3,904,000     (50,000)   3,854,000
Foreign                    320,000           -      320,000

                       $27,978,000   ($662,000) $27,316,000

Income tax expense attributable to continuing operations amounted to $35,029,000 in 1995, $38,075,073 in 1994 and
$27,316,000 in 1993 (effective rates of 33.5%, 34.8% and  36.0%, respectively). The actual expense for 1995, 1994 and 1993 differs from the "expected" tax expense (computed by applying the statutory U.S. federal corporate tax rate of 35% to earnings before income taxes) as follows:

                                   1995        1994        1993
Computed "expected" tax expense $36,597,923  $38,272,515  $26,556,122
State income taxes, net of
 federal income tax benefit       2,470,000    3,160,300    2,505,100
Foreign earnings taxed at rates
 lower than U.S.                 (2,880,000)   (750,000)            -
Foreign sales corporation        (1,331,932) (1,807,606)   (1,597,760)
Research and development credit     (38,069)   (106,991)     (330,940)
Other                               211,078    (693,145)      183,478

                                $35,029,000 $38,075,073   $27,316,000

The domestic and foreign components of earnings before income taxes were $70,523,432 and $34,042,062, respectively, for 1995 and  $101,372,543 and $7,977,501, respectively, for 1994.  Total income tax expense for the years ended December 31, 1995, 1994 and 1993 was allocated as follows:

                                1995        1994        1993
Income from continuing
 operations                 $35,029,000  $38,075,073 $27,316,000

Shareholders' equity, for
 compensation expense for tax
 purposes in excess of
 financial statement purposes  (300,000)  (2,514,000) (2,129,000)

                            $34,729,000  $35,561,073 $25,187,000

At December 31, 1995 and 1994, deferred income tax assets and liabilities result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. The sources and tax effects of these temporary differences are presented below:

                                        1995        1994
Deferred tax liabilities:
Excess of tax over financial
  statement depreciation             $4,659,000  $2,982,000
Other                                   240,000           -

Total deferred tax liabilities        4,899,000   2,982,000

Deferred tax assets:
Allowance for doubtful accounts       1,705,000     927,800
Additional costs inventoried for
 tax purposes                           975,000     692,300
Intercompany inventory profits        2,035,000     918,000
Allowances for sales and marketing
 programs                             2,247,000   1,693,100
Inventory obsolescence reserve        2,145,000     390,000
Accrual for compensation and
 compensated absences                   712,000     462,000
Reserve for warranty costs              320,000     314,000
Deferred revenue                        443,000     285,400
Deferred gain on intercompany sale
 of equipment                           741,000           -
Other                                         -      27,400

Total gross deferred tax assets      11,323,000   5,710,000
  less: valuation allowance                   -           -
Net deferred tax assets              11,323,000   5,710,000

Net deferred income taxes            $6,424,000  $2,728,000

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Due to the fact that the Company has sufficient taxable income in the federal carryback period and anticipates sufficient future taxable income over the periods which the deferred tax assets are deductible, the ultimate realization of deferred tax assets for federal and state tax purposes appears more likely than not. The U.S. federal taxable income for 1994, 1993 and 1992 was approximately $85.1 million, $58.9 million and $37.6 million, respectively.

7.   Stock Option Plan

The Company has a Stock Option Plan (the Plan), pursuant to which 10,800,000 shares of common stock have been reserved for issuance upon the exercise of options. Options granted under the Plan may be either (i) options intended to constitute incentive stock options ("ISOs") under the Internal Revenue Code of 1986 (the "Code") or (ii) nonqualified options. Incentive stock options may be granted under the Plan to employees or officers of the Company. Nonqualified options may be granted to consultants, directors (whether or not they are employees), employees or officers of the Company.

ISOs granted under the Plan may not be granted at a price less than the fair market value of the common stock on the date of grant (or 110% of fair market value in the case of employees or officers holding 10% or more of the voting stock of the Company).

The aggregate fair market value of shares, for which ISOs granted to any employee are exercisable for the first time by such employee during any calendar year (under all stock option plans of the Company and any related corporation), may not exceed $100,000. Nonqualified options granted under the Plan may not be granted at a price less than the lesser of (i) the book value per share of common stock as of the end of the fiscal year of the Company immediately preceding the date of such grant, or (ii) 50% of the fair market value of the common stock on the date of grant. Options granted under the Plan will expire not more than ten years from the date of grant (five years in the case of ISOs granted to ten percent shareholders). Options granted terminate within a specified period of time following termination of an optionee's employment or position as a director or consultant with the Company.

On February 25, 1993, the Board of Directors adopted the 1993 Non-employee Director Stock Option Plan ("the 1993 Director Plan"). Options granted under this plan are non-qualified stock options and may be granted to each person who was a member of the Company's Board of Directors on February 25, 1993 and who was not an employee or officer of the Company. The 1993 Director Plan authorized the grant of options for up to 40,000 shares of common stock. As of February 25, 1993, two Directors were entitled to participate in the 1993 Director Plan with each receiving a grant of options for 20,000 shares at an exercise price of $12 per share (i.e. the market price on the date of grant).

A summary of transactions under the Plans are as follows:

                                Number      Option           Shares
                              of shares     prices          reserved
Outstanding at December
 31, 1992                      5,615,564    $.22 to 12.19   8,104,620

Adoption of 1993 Director
 Plan                                                          40,000
Granted                          600,800   12.00 to 20.88
Exercised                     (2,845,704)    .22 to  9.88  (2,845,704)
Terminated                       (77,156)    .49 to 20.88

Outstanding at December
 31, 1993                      3,293,504    $.49 to 20.88   5,298,916

Granted                          485,750   16.88 to 22.63
Exercised                     (1,401,829)    .49 to  9.88  (1,401,829)
Terminated                      (119,050)   1.55 to 22.63

Outstanding at December
 31, 1994                      2,258,375   $1.30 to 22.63   3,897,087

Granted                        1,114,413    9.38 to 19.63
Exercised                       (484,665)   1.30 to 20.88    (484,665)
Terminated                      (941,470)   2.44 to 22.63

Outstanding at December
 31, 1995                      1,946,653   $2.44 to 22.63   3,412,422

Options exercisable at December 31, 1995 were 919,293. The outstanding options expire at various dates through 2005.

8.   Common Stock

On August 5, 1993, the Board of Directors approved a two-for-one stock split, effected in the form of a stock dividend, payable on September 24, 1993 to holders of record of common stock at the close of business on August 20, 1993. Accordingly, December 31, 1993 balances reflect the effect of the split with an increase in common stock and a reduction to additional paid-in capital of $446,030.

Stock   options   and  per  share  data  for  1993   have   been
retroactively adjusted to reflect the split discussed above.

9.   Retirement Benefits

On December 31, 1987, the Company adopted a noncontributory Employee Stock Ownership Plan (ESOP) covering substantially all North American employees. Contributions to the ESOP are based on a percentage of eligible compensation and are determined by the Company's Board of Directors at its discretion, subject to the limitation established by the Internal Revenue Code (IRC). The ESOP holds 4,513,787 shares of common stock at December 31, 1995. Substantially all contributed shares have been allocated to participant accounts. ESOP contributions amounted to approximately $5,501,000, in 1995, $3,939,000 in 1994 and
$2,562,000 in 1993.

The  retirement  expense for 1995, 1994  and  1993  amounted  to
approximately    $6,570,000,    $5,367,000    and    $3,406,000,
respectively.

10.  Segment and Sales Information

The Company operates primarily in one industry segment which includes the manufacturing and selling of UPS products primarily to wholesalers in the computer industry. The Company closely monitors the credit worthiness of its customers, adjusting credit policies and limits as deemed necessary.

No single customer comprised 10% or more of the Company's net sales in 1995. Sales to one customer, Ingram Micro Corporation, accounted for approximately 11% of the Company's net sales in both 1994 and 1993.

The Company's primary manufacturing operation outside of the United States is located in Galway, Ireland as explained in Note
15. American Power Conversion Europe, S.A.R.L., American Power Conversion Corporation's subsidiary located in France, provides sales and technical support to customers in Europe, the Middle East, the former Soviet Union and Africa and its revenues are in the form of commissions from the U.S. parent and Galway operations. These foreign operations have been combined into one category. Intercompany transactions have been eliminated. Information about the Company's operations in different geographic locations for 1995 and 1994 follows:

                                    1995        1994
Revenues from unaffiliated
 customers:
     United States              $310,751,098 $243,988,738
     Foreign                     115,092,696   28,115,344
     Export  sales from  United
      States                      89,418,630  106,191,181

                                $515,262,424 $378,295,263

Operating profit:
     United States               $69,848,090  $97,720,548
     Foreign                      33,857,182    7,928,412

                                $103,705,272 $105,648,960

Identifiable assets:
     United States              $241,891,097 $200,805,335
     Foreign                     104,696,742   64,357,703

                                $346,587,839 $265,163,038

Capital expenditures:
     United States               $21,554,156  $25,416,577
     Foreign                       2,440,187   10,487,236

                                 $23,994,343  $35,903,813

Depreciation and amortization:
     United States                $8,401,171   $5,544,032
     Foreign                       1,700,711      561,114

                                 $10,101,882   $6,105,146

Thirty-eight and fourteen percent of export sales from the United States during 1995 and 1994, respectively, were to unaffiliated customers in the Asia Pacific region. Twenty-three and fifty percent of export sales from the United States during 1994 were to unaffiliated customers in European, African and Middle Eastern countries. During 1995 and 1994, approximately 81% of foreign sales to unaffiliated customers were also to European, African and Middle Eastern customers, with the remaining foreign sales to unaffiliated customers in the former Soviet Union. All of the Company's foreign operating profits and identifiable assets were located in Europe.

Export sales to unaffiliated customers, primarily in Europe, Canada, South America and the Far East, represented approximately 33% of total net sales in 1993. Sixty-two per cent of the Company's total export sales were to European, African and Middle Eastern customers. For 1993, the Company's operating profits on export sales were substantially equivalent to the operating profits on domestic sales. Identifiable assets in foreign areas, primarily Europe, were not material at December 31, 1993.

11.  Employment Agreement

The Company has entered into an employment agreement with its President. The agreement is automatically renewed annually unless either party notifies the other 60 days prior to the renewal date. Pursuant to the agreement, the Company pays the President an annual salary and a bonus which are based on the salaries and bonuses paid to chief executive officers of electronics companies having approximately the same revenues as the Company. The President is obligated under the agreement not to compete with the Company while he is employed by the Company and for a period of one year thereafter. Upon termination of the employment agreement for any reason other than voluntarily by the President, the Company will pay him severance in an amount equal to one year's base salary, or, if such termination is without cause, the base salary for the remainder of the current year's term plus an additional year.

12.  Litigation

During August 1995, several purported class action lawsuits were filed in the United States District Court for the District of Rhode Island in which the Company was named as a defendant, along with certain of its officers. The lawsuits relate to disclosures made by the Company in its public filings and press releases and assert violations of federal securities laws. The plaintiffs seek unspecified damages, interest, costs and fees. In mid-February 1996, a derivative lawsuit was filed by two shareholders on behalf and for the benefit of the Company against certain present and former officers and/or directors of the Company in the Superior Court of Suffolk County,
Massachusetts. The Company was also named as a nominal defendant. The derivative action plaintiffs allege that the individual defendants in that case traded in the stock of the
Company allegedly in breach of their fiduciary duty to the Company. It is possible that other claims may be made against the Company in these actions or that related allegations could be made that could give rise to other consequences. The Company intends to defend these lawsuits vigorously and any similar lawsuits that may be filed; however, the ultimate outcome of these matters cannot yet be determined. No provision for any liability that may result from the actions has been recognized in the accompanying consolidated financial statements.

The Company is also involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations or liquidity.

13.  Fair Value of Financial Instruments

The   carrying  amount  of  cash,  cash  equivalents,   accounts
receivable,    accounts   payable   and   accrued    liabilities
approximates their fair value because of the short duration of these instruments.

The fair value of short-term investments are based on quoted market prices at the reporting date for those or similar securities.

14.  Commitments

The Company has several noncancelable operating leases, primarily for warehousing and office space expiring at various dates through 2003. These leases contain renewal options for periods ranging from one to three years and require the Company to pay its proportionate share of utilities, taxes and insurance. Rent expense under these leases was
$1,930,000 for 1995 and was not material to the Company's results of operations for 1994 and 1993.

Future  minimum lease payments under these leases  are:  1996  -
$2,220,000;  1997  -  $1,500,000;  1998  -  $1,150,000;  1999  -
$940,000; and 2000 - $870,000 and $1,030,000 thereafter.

15.  Contingencies

On January 31, 1994, American Power Conversion Corporation formally established operations in Galway, Ireland through its subsidiary, American Power Conversion Corporation (A.P.C.) B.V. The facility is providing manufacturing and technical support to better service the Company's markets in Europe, the Middle East, Africa and Russia.

The Company executed an agreement with the Industrial Development Authority of Ireland ("IDA") under which the Company will receive grant monies equal to 40% of the costs incurred for machinery, equipment and building improvements for the Galway facility. The maximum amount attainable under the agreement is approximately $13.1 million. The grant monies would be repayable, in whole or in part, should (1) the Company fail to meet certain employment goals established under the agreement which are to be achieved over a five year implementation period and/or (2) the Company discontinues operations in Ireland prior to the termination of the agreement. The agreement terminates eight years from the date of the last claim made by the Company for grant monies. The total cumulative amount of capital grant claims submitted through December 31, 1995 was approximately $8.9 million. The total cumulative amount of capital grants received through December 31, 1995 amounted to approximately $5.5 million. Under a separate agreement with the IDA, the Company will also receive up to $3,000 per new employee hired for the direct reimbursement of training costs. The total cumulative amount of training grant claims submitted through December 31, 1995 was approximately $2.0 million. The total cumulative amount of training grants received through December 31, 1995 amounted to approximately $400,000.

In addition, the Company executed agreements on January 31, 1994 with an unrelated company to acquire the 280,000 square foot manufacturing and distribution facility presently occupied. The Company acquired the facility for one (1) Irish Pound (equivalent to approximately $1.50). As additional consideration for the facility, the Company assumed a contingent liability of approximately $5.2 million as part of the Company's agreement with the IDA. The contingent liability is canceled upon successful completion of the terms of the agreement.

16.  Quarterly Financial Data (Unaudited)

The following is a summary of quarterly results of operations:

                             Q1          Q2          Q3          Q4
1995:
Net Sales          $109,203,576 122,550,777 141,993,350 141,514,721
Gross Profit         52,590,803  57,466,424  59,243,809  61,460,915
Net Income           18,269,813  17,380,546  17,129,440  16,756,695
Earnings Per Share          .20         .19         .18         .18
Weighted Average
 Shares Outstanding  93,336,733  93,642,721  93,765,475  93,711,946

1994:
Net Sales           $74,620,259  86,359,265 103,804,346 113,511,393
Gross Profit         38,267,118  44,589,030  53,100,170  52,385,214
Net Income           13,563,956  15,594,854  19,190,259  22,925,902
Earnings Per Share          .15         .17         .21         .25
Weighted Average
 Shares Outstanding  93,243,567  93,210,315  93,233,464  93,310,359

All amounts are in dollars except shares outstanding. Year end adjustments for changes in estimates relating to inventories, taxes, selling, marketing and administrative expenses made in the fourth quarter of 1994 had the effect of increasing net income for the quarter by approximately $4 million ($0.04 per share).

Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

Not applicable.

                            Part III


Item 10.  Directors of the Registrant

Information with respect to Directors may be found under the caption "Occupations of Directors" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 13, 1996. Such information is incorporated herein by reference.

Item 11.  Executive Compensation

The   information  set  forth  under  the  caption   "Executive
Compensation"  appearing  in  the  Company's  definitive  Proxy
Statement  for the Annual Meeting of Shareholders  to  be  held
June 13, 1996 is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

The information set forth under the caption, "Management and Principal Holders of Voting Securities" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held June 13, 1996 is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

The information set forth under the captions, "Certain Relationships and Related Transactions" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held June 13, 1996 is incorporated herein by reference.

                             Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a)  Documents filed as part of Form 10-K

1.  Consolidated Financial Statements
The consolidated financial statements of the Company have been included in Item 8 of this report .

     Consolidated Balance Sheets as of December 31, 1995 and 1994
     Consolidated Statements of Income for each of the three years ended
          December 31, 1995, 1994 and 1993
     Consolidated Statements of Shareholders' Equity for each of the three years ended December 31, 1995, 1994 and 1993
     Consolidated Statements of Cash Flows for each of the three years ended
          December 31, 1995, 1994 and 1993
     Notes to Consolidated Financial Statements

2.  Consolidated Financial Statement Schedules

Schedule Number                Description                         Page No.
        II         Valuation and Qualifying Accounts and Reserves     38

Schedules other than those listed above have been omitted since they are either not required or the information required is included in the consolidated financial statements or the notes thereto.

KPMG  Peat  Marwick  LLP's Reports with respect  to  the  above
listed   consolidated  financial  statements  and  consolidated
financial statement schedules are included herein on  pages  35 and 36.

3.  Exhibit Index

Exhibit Number                Description

 3.01**** Articles of Organization of the Registrant, as
          amended. (3.01)
 3.02**   By-Laws of the Registrant, as amended. (3.02)
 10.01*   1987 Stock Option Plan of the Registrant.
          (10.01) (X)
 10.02* Form of Incentive Stock Option Agreement under the Registrant's 1987 Stock Option Plan (10.02)
          (X)
 10.03* Form of the Non-Qualified Stock Option Agreement under the Registrant's 1987 Stock Option Plan.
          (10.03) (X)
 10.04*   The Registrant's Employee Stock Ownership Plan
          Trust Agreement dated December 30, 1987. (10.04)
          (X)
 10.05** The Registrant's Employee Stock Ownership Plan dated December 30, 1987, as amended and restated. (10.05) (X)
 10.06* Employment Agreement dated June 16, 1986 between the Company and Rodger B. Dowdell, Jr. (10.07)
          (X)
 10.7**   Unsecured line of credit agreement dated June
          29, 1991 between the Registrant and Rhode Island
          Hospital Trust National Bank (10.19)
 10.8**   Unsecured line of credit agreement dated
          December 30, 1991 between the Registrant and
          Fleet National Bank (10.20)
 10.9*** Amendment dated December 30, 1992 to Unsecured line of credit agreement between the Registrant and Fleet National Bank (10.13)
 10.10*** Grant agreement dated February 16, 1994 between the Registrant and Industrial Development
          Authority of Ireland (10.14)
 10.11*** Contract for Sale dated January 31, 1994 between the Registrant and Digital Equipment
          International (10.15)
 10.12*** Management Agreement dated January 31, 1994 between the Registrant and Digital Equipment
          International (10.17)

 10.13*** Licence Agreement dated January 31, 1994 between
          the Registrant (Grantor) and Digital Equipment International (Licencee) (10.18)
 10.14*** Grant of Options Agreement dated January 31,
          1994 between the Registrant and Digital
          Equipment International (10.19)
 10.15*** Memorandum Agreement dated January 31, 1994
          between the Registrant and Digital Equipment
          International (10.20)
 10.16*** 1993 Non-Employee Director Stock Option Plan
          (10.22) (X)
 10.17*****  Letter Agreement dated June 22, 1995 to amend
             loan agreement dated December 30, 1991 by and
             between Registrant and Fleet National Bank
             (10.1)
 10.18****** Letter Agreement dated October 11, 1995 to amend loan agreement dated December 30, 1991 by and
             between Registrant and Fleet National Bank
             (10.1)
 10.19       Purchase and Sale Contract dated April 12, 1995
             between the Registrant and Trustees of Normac-
             Billerica Associates III  u/d/t dated October
             11, 1979
 11          Computation of Earnings per Share.
 21          Subsidiaries of Registrant
 23          Consent of KPMG Peat Marwick LLP
 27          Financial Data Schedule

*  Previously filed as exhibits to the Company's
Registration Statement on Form S-18 dated July, 1988 (File
No. 33-22707-B).
**  Previously filed as an exhibit to the Company's Annual
Report on Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference (File No. 0-
17126). The number given in parenthesis indicates the corresponding exhibit in such Form 10-K.
*** Previously filed as an exhibit (Exhibit No. 22) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference (File No. 1-12432). The number given in parenthesis indicates the corresponding exhibit in such Form 10-K.
**** Previously filed as an exhibit to the Company's Annual
Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference (File No. 1-
12432). The number given in parenthesis indicates the corresponding exhibit in such Form 10-K.
*****  Previously filed as an exhibit to the Company's
Quarterly Report on Form 10-Q for the fiscal quarter ended
June 30, 1995 and incorporated herein by reference (File
No. 1-12432). The number given in parenthesis indicates the corresponding exhibit in such Form 10-Q.
******  Previously filed as an exhibit to the Company's
Quarterly Report on Form 10-Q for the fiscal quarter ended
September 30, 1995 and incorporated herein by reference
(File No. 1-12432). The number given in parenthesis indicates the corresponding exhibit in such Form 10-Q.
(X) Indicates a management contract or any compensatory plan, contract or arrangement.

(b)  Reports on Form 8-K
No reports on Form 8-K have been filed by the Registrant during the quarter ended December 31, 1995.

                  INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
American Power Conversion Corporation:


We have audited the accompanying consolidated balance sheets of American Power Conversion Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Power Conversion Corporation and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.



                                        KPMG Peat Marwick LLP



Providence, Rhode Island
February 14, 1996

                  INDEPENDENT AUDITORS' REPORT




The Board of Directors and Shareholders
American Power Conversion Corporation:


Under date of February 14, 1996, we reported on the consolidated balance sheets of American Power Conversion Corporation and subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995, as contained in the annual report on Form 10-K for the year 1995. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule listed in Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In   our  opinion,  such  financial  statement  schedule,   when
considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                        KPMG Peat Marwick LLP



Providence, Rhode Island
February 14, 1996

                         SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

              AMERICAN POWER CONVERSION CORPORATION


Date:  March 25, 1996

                     By:  /s/ Donald M. Muir
             Donald M. Muir, Chief Financial Officer
          (principal financial and accounting officer)

     Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the date indicated.


Date:  March 25, 1996

                 By:  /s/ Rodger B. Dowdell, Jr.
                     Rodger B. Dowdell, Jr.,
                           President,
       Chairman, Principal Executive Officer and Director
                  (principal executive officer)


Date:  March 25, 1996

                        /s/ Neil E. Rasmussen
                       Neil E. Rasmussen,
                   Vice President and Director


Date:  March 25, 1996

                      /s/  Emanuel Landsman
                      Emanuel E. Landsman,
               Vice President, Clerk and Director


Date:  March 25, 1996

                        /s/ Ervin F. Lyon
                         Ervin F. Lyon,
                            Director


Date:  March 25, 1996

                       /s/ James D. Gerson
                        James D. Gerson,
                            Director

                                                Schedule II

     AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

         Valuation and Qualifying Accounts and Reserves

      For the years ended December 31, 1995, 1994 and 1993




Valuation accounts deducted
from assets to which they
apply:

                   Provision                                Provision
   Allowance for   Balance at    Charged to  Write Offs/     Balance
 Doubtful Accounts  beginning    Costs and   Allowances      at end
     Receivable      of year      Expenses     Taken         of year
       1995     $2,979,000      $4,626,500   ($685,500)    $6,920,000

       1994      1,544,000       2,283,000    (848,000)     2,979,000

       1993        930,000         821,335    (207,335)     1,544,000

                          EXHIBIT LIST

Exhibit Number  Description                                      Page No.


 3.01****  Articles of Organization of the Registrant,
           as amended. (3.01)
 3.02**    By-Laws of the Registrant, as amended.
           (3.02)
 10.01*    1987 Stock Option Plan of the Registrant.
           (10.01) (X)
 10.02*    Form of Incentive Stock Option Agreement
           under the Registrant's 1987 Stock Option
           Plan (10.02) (X)
 10.03*    Form of the Non-Qualified Stock Option
           Agreement under the Registrant's 1987 Stock
           Option Plan. (10.03) (X)
 10.04*    The Registrant's Employee Stock Ownership
           Plan Trust Agreement dated December 30,
           1987. (10.04) (X)
 10.05**   The Registrant's Employee Stock Ownership
           Plan dated December 30, 1987, as amended
           and restated. (10.05) (X)
 10.06*    Employment Agreement dated June 16, 1986
           between the Company and Rodger B. Dowdell,
           Jr. (10.07) (X)
 10.7**    Unsecured line of credit agreement dated
           June 29, 1991 between the Registrant and
           Rhode Island Hospital Trust National Bank
           (10.19)
 10.8**    Unsecured line of credit agreement dated
           December 30, 1991 between the Registrant
           and Fleet National Bank (10.20)
 10.9***   Amendment dated December 30, 1992 to
           Unsecured line of credit agreement between
           the Registrant and Fleet National Bank
           (10.13)
 10.10***  Grant agreement dated February 16, 1994
           between the Registrant and Industrial
           Development Authority of Ireland (10.14)
 10.11***  Contract for Sale dated January 31, 1994
           between the Registrant and Digital
           Equipment International (10.15)
 10.12***  Management Agreement dated January 31, 1994
           between the Registrant and Digital
           Equipment International (10.17)
 10.13***  Licence Agreement dated January 31, 1994
           between the Registrant (Grantor) and
           Digital Equipment International (Licencee)
           (10.18)
 10.14***  Grant of Options Agreement dated January
           31, 1994 between the Registrant and Digital
           Equipment International (10.19)
 10.15***  Memorandum Agreement dated January 31, 1994
           between the Registrant and Digital
           Equipment International (10.20)
 10.16***  1993 Non-Employee Director Stock Option
           Plan (10.22) (X)
 10.17*****  Letter Agreement dated June 22, 1995 to
             amend loan agreement dated December 30,
             1991 by and between Registrant and Fleet
             National Bank (10.1)
 10.18****** Letter Agreement dated October 11, 1995 to
             amend loan agreement dated December 30,
             1991 by and between Registrant and Fleet
             National Bank (10.1)
 10.19       Purchase and Sale Contract dated April 12,
             1995 between the Registrant and Trustees of             41
             Normac-Billerica Associates III  u/d/t
             dated October 11, 1979
 11          Computation of Earnings per Share.                      50
 21          Subsidiaries of Registrant                              51
 23          Consent of KPMG Peat Marwick LLP                        52
 27          Financial Data Schedule                                 53

*  Previously filed as exhibits to the Company's
Registration Statement on Form S-18 dated July, 1988 (File
No. 33-22707-B).
**  Previously filed as an exhibit to the Company's Annual
Report on Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference (File No. 0-
17126). The number given in parenthesis indicates the corresponding exhibit in such Form 10-K.
*** Previously filed as an exhibit (Exhibit No. 22) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference (File No. 1-12432). The number given in parenthesis indicates the corresponding exhibit in such Form 10-K.

**** Previously filed as an exhibit to the Company's Annual
Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference (File No. 1-
12432). The number given in parenthesis indicates the corresponding exhibit in such Form 10-K.
*****  Previously filed as an exhibit to the Company's
Quarterly Report on Form 10-Q for the fiscal quarter ended
June 30, 1995 and incorporated herein by reference (File
No. 1-12432). The number given in parenthesis indicates the corresponding exhibit in such Form 10-Q.
******  Previously filed as an exhibit to the Company's
Quarterly Report on Form 10-Q for the fiscal quarter ended
September 30, 1995 and incorporated herein by reference
(File No. 1-12432). The number given in parenthesis indicates the corresponding exhibit in such Form 10-Q.

                                                   Exhibit 10.19



                   PURCHASE AND SALE AGREEMENT



  1.   Rodger P. Nordblom, Peter C. Nordblom, George Macomber

and John D. Macomber, Trustees of Normac-Billerica Associates

III  u/d/t dated October 11, 1979 and recorded with Middlesex

North Registry of Deeds in Book 2389, Page 104, with a mailing address c/o Nordblom Company, 31 Third Avenue, Burlington, MA

01803 ("Seller") agrees to SELL and American Power Conversion

Corporation, with a place of business at 9 Executive Park Drive,

Billerica, MA ("Buyer") agrees to BUY, upon the terms

hereinafter set forth, the premises at 755 Middlesex Turnpike,

Billerica, MA more particularly described in Exhibit A attached hereto.

  Together with the 41,000+/- sq. ft. office, R&D facility and all other buildings, structures, and improvements now thereon, and the fixtures used in connection therewith including, if any, all heating equipment, hot water heaters, plumbing fixtures,

electric and other lighting fixtures, and HVAC systems (the

aforesaid premises and property are herein collectively called

"the Premises").  For Seller's title see deed of Manning Park

Associates, dated October 11, 1979, recorded with said Deeds in

Book 2389, Page 117.

  2.   The Premises are to be conveyed by a good and sufficient

quitclaim deed running to Buyer or to such grantee as Buyer may designate by notice to Seller at least seven days before the deed is to be delivered as herein provided, and said deed shall convey a good and clear record and marketable title thereto,

sufficient to entitle Buyer to a Certificate of Title to the

Premises if the title thereto is registered, free from liens and encumbrances, except:

       (a)  Provisions of existing building, zoning and

environmental laws;

       (b)  Such taxes for the then current tax period as are

not due and payable on the date of the delivery of such deed,

which taxes Buyer assumes and agrees to pay, subject to the

adjustment referred to in Paragraph 11 hereof;

       (c)  Any liens for municipal betterments assessed after

the date of this agreement; and

       (d)  Easements, agreements and restrictions of record

referred to in Exhibit B attached hereto.

  3.   Buyer and its agents, consultants and engineers shall

have the right to enter upon the Premises during the period

commencing from the date of execution hereof through May 26,

1995 (the "Inspection Period") to inspect the Premises, examine title, have the property surveyed, inspect and test for oil and hazardous materials, analyze zoning matters and easements, and perform any other due diligence activities and investigations as

Buyer may determine to be necessary or desirable, at Buyer's sole cost and expense ("Buyer's Due Diligence").  Buyer agrees to notify Seller prior to any entry onto the Premises.  Buyer agrees to restore the Premises to substantially the same

condition they were in prior to any of Buyer's Due Diligence,

and Buyer agrees to indemnify and hold Seller harmless from all claims, demands, suits or causes of action arising out of bodily injury or property damage caused by Buyer's Due Diligence

activities.  Provided Buyer complies with the following

provisions of this Paragraph 3 with respect to confidentiality,

the foregoing indemnity shall not include liability for any

claims, demands, suits or damages arising from Buyer's discovery through Buyer's Due Diligence of adverse environmental

conditions on or under the Premises.

  Seller hereby notifies Buyer that the items set forth on

Exhibit B hereto are some of the existing encumbrances on the

Premises, which Buyer should review as part of Buyer's Due

Diligence.  Seller acknowledges that Buyer has not reviewed any of the items listed on Exhibit B and that any of the same may be set forth in a notice from Buyer under the following paragraph as a reason for Buyer's dissatisfaction.  Said reasons for

dissatisfaction may also include (without limitation), insofar as such as is the case, that (a) the means of access to the

Premises is not located completely within the boundary lines of the Premises and encroaches upon or under the property of

another person or entity, (b) a building, structure or

improvements of any kind (other than utility lines) belonging to any other person or entity encroaches upon or under the

Premises, or (c) the Premises do not abut a public way duly laid out and accepted as such by the Town of Billerica, the County of

Middlesex or the Commonwealth of Massachusetts.

  At any time on or before May 26, 1995, Buyer may notify Seller of its dissatisfaction with the results of Buyer's Due Diligence

(the "Dissatisfaction Notice"), which notice shall specifically describe the items with which Buyer is dissatisfied.  Within five (5) days of receipt of such notice, Seller may notify Buyer that it has elected to correct the defects set forth in the

Dissatisfaction Notice.  If Seller does not so elect to correct said defects, then Buyer shall have the option to terminate this

Purchase and Sale Agreement by notice to Seller given within ten

(10) days after receipt by Seller of the Dissatisfaction Notice,

failing which Buyer shall be deemed to have agreed to take title to the Premises in their then current condition.  In the event of such termination, this Purchase and Sale Agreement shall

terminate without any further recourse to either party, and all deposits previously delivered shall be immediately returned to

Buyer together with 50% of the interest accrued thereon (it

being agreed that the balance of said interest shall be paid to

Seller). If Buyer has not delivered a Dissatisfaction Notice as aforesaid, on or before May 26, 1995, Buyer will be deemed to have waived any and all defects which exist as of that date in the Premises (it being understood that the term "defects" shall not be limited to the physical condition of the Premises, but shall also include non-compliance with applicable zoning and other municipal, state and federal laws and regulations, adverse environmental conditions and all other matters affecting the

Premises) or the then condition of the title.

  Notwithstanding the foregoing, Buyer's completion of Buyer's

Due Diligence shall not be deemed to be an acceptance of any materially adverse change in the condition of the Premises

occurring after the expiration of the Inspection Period and

prior to the closing.  Buyer shall be entitled to inspect the

Premises (but not to conduct any sub-surface investigations

thereof) prior to the closing to verify that there has been no materially adverse change in the condition of the Premises from that which existed at the expiration of the Inspection Period including, without limitation, any such change in environmental conditions.  In the event that any such materially adverse

change occurs after the expiration of said Inspection Period and prior to the closing hereunder, Buyer shall have the right to notify Seller of the occurrence thereof and its objection

thereto, prior to the closing hereunder.  Upon delivery of such notice by Buyer, the closing hereunder shall be extended for a period of ten (10) days from the date of receipt by Seller of

Buyer's notice.  If Seller does not elect, by notice to Buyer given within five (5) days of receipt of Buyer's notice, to

correct said defect(s), then Buyer shall have the option to

terminate this agreement by notice to Seller given prior to the extended closing date, failing which Buyer shall be deemed to have agreed to take title to the Premises in their then current state as aforesaid and to proceed to close in accordance with the provisions of this agreement.  If Seller elects to cure such defect, the closing hereunder shall be further extended for the period of time reasonably necessary for Seller to effect such cure, but in no event more than thirty (30) days.

  If the Purchase and Sale Agreement is terminated as set forth above, Buyer will provide Seller with copies of any and all

reports and plans prepared for Buyer, and Buyer will keep all information (written or oral) it receives about the Premises confidential unless legally required to do otherwise.

  Buyer hereby agrees that any reports issued by Buyer's

consultants in connection with Buyer's Due Diligence

(collectively the "Property Information") shall be kept

confidential.  Notwithstanding the foregoing, the provisions of this paragraph 3 shall in no event (x) apply to Property

Information which is a matter of public record and shall not prevent Buyer from complying with laws, including, without

limitation, governmental regulatory, disclosure, tax and

reporting requirements, or (y) prohibit Buyer from disclosing such reports or their contents to Buyer's accountants, contractors, prospective lenders and financial advisors. The provisions of this paragraph shall survive the termination of this agreement but not the closing.

  4.   The agreed purchase price for the Premises is One Million

Two Hundred Ten Thousand Dollars of which

$    60,500.00   have been paid as a deposit this day and

$ 1,149,500.00   are to be paid at the time of delivery of

                  the deed in cash or by certified or bank check

______________    or checks acceptable to Seller

$ 1,210,000.00    T O T A L

  Buyer and Seller hereby agree to execute a separate

Designation Agreement in the form attached as Exhibit I,

designating the reporting person pursuant to Section 6045 of the

Internal Revenue Code.  Seller agrees to provide the reporting person with information substantially in the form of Exhibit A attached to the Designation Agreement, or if the transaction contemplated by this agreement is exempt from the reporting

requirements of Section 6045, with a certification to that

effect, specifying the grounds for the exemption, which

certification shall meet the requirements of Treasury Regulation

1.6045-3T.

  5.   Such deed is to be delivered at 10:00 o'clock A.M. on the

9th day of June, 1995, at the offices of Hale and Dorr, 60 State

Street, Boston, MA, or at Buyer's option (but provided notice thereof is given to Seller not less than five (5) days prior to the closing) the office of Buyer's lender's counsel, unless

otherwise agreed upon in writing (such time, as the same may be extended pursuant to Paragraph 7 hereof, being hereinafter

referred to as "the Time of Closing").  Buyer shall have the option to accelerate the closing date upon ten (10) days written notice to Seller.  It is agreed that time is of the essence of this agreement.

  6.   Full possession of the Premises free of all tenants and

occupants and broom clean is to be delivered at the Time of

Closing.

  7.   If Seller shall be unable to give title or to make

conveyance, or to deliver possession of the Premises, all as herein stipulated, or if at the Time of Closing the Premises do not conform with the provisions hereof, then, subject to the provisions of the fourth grammatical paragraph of Paragraph 3,

any payments made under this agreement shall be refunded and all other obligations of the parties hereto shall cease and this agreement shall be void and without recourse to the parties

hereto.

  8.   The acceptance of a deed by Buyer or the grantee

designated by Buyer, as the case may be, shall be deemed to be a full performance and discharge of every agreement and obligation herein contained or expressed, except the provisions of

Paragraph 11, 12 and 13 hereof and those provisions which by their terms expressly survive delivery of the deed or are to be performed after the delivery of the deed hereunder.

  9.   To enable Seller to make conveyance as herein provided,

Seller may, at the Time of Closing use the purchase money or any portion thereof to clear the title of any or all encumbrances or interests, provided that provision reasonably satisfactory to

Buyer's attorney and Buyer's lender's attorney is made at the

Time of Closing for prompt recording of all instruments so

procured.

  10.  Until the Time of Closing, Seller shall maintain

insurance on the Premises against fire and hazards covered by extended endorsement in an amount at least equal to 80% of the replacement value of the Premises.  Notwithstanding the

provisions of this Paragraph 10, if any damage occurs to the

Premises from any cause whatsoever prior to the closing, and (a)

the cost of repairing such damage is greater than or equal to

$30,000 and such damage is not restored or remedied on or before the closing, Buyer may, at its sole option and discretion (i)

take the insurance proceeds or claim, if any, relating to such damage and fulfill its obligations pursuant to this agreement,

or (ii) terminate this agreement by notice to Seller, in which case all deposits made hereunder together with 50% of the

interest earned thereon shall be immediately refunded to Buyer

(it being agreed that the balance of said interest shall be paid to Seller) and all further rights and obligations of the parties hereto shall thereupon terminate, or (b) if the cost of

repairing such damage is less than $30,000, Buyer shall agree to complete its performance pursuant to the terms of this agreement and, unless the Premises have been restored to their former

condition by Seller prior to the closing, Buyer and Seller shall mutually select three qualified contractors to submit bids for the repair of such damage, and the purchase price shall be

reduced by an amount equal to the lowest of the three bids so submitted.  In the event Buyer and Seller cannot agree on three contractors, the reduction in the purchase price shall be

determined by binding arbitration in accordance with the

Construction Industry Arbitration Rules of the American

Arbitration Association.  It is expressly understood that in the circumstances of clauses (a)(ii) and (b) above, all insurance proceeds and claims shall belong to Seller.

  11.  Water and sewer use charges, and taxes for the then

current tax period shall be apportioned and fuel value shall be adjusted, as of the Time of Closing and the net amount thereof shall be added to or be deducted from, as the case may be, the purchase price payable by Buyer at the Time of Closing.

  If the amount of said taxes is not known at the Time of

Closing, they shall be apportioned on the basis of the taxes assessed for the preceding year, with a reapportionment as soon as the new tax rate and valuation can be ascertained; and, if the taxes which are to be apportioned shall thereafter be

reduced by abatement, the amount of such abatement, less the reasonable cost of obtaining same, shall be apportioned between the parties, provided that neither party shall be obligated to institute or prosecute proceedings for an abatement unless

otherwise agreed.  If such proceedings are commenced, the party commencing the same shall give the other party notice thereof,

thereafter diligently prosecute such proceedings and not

discontinue the same without first giving the other party notice of its intention so to do and reasonable opportunity to be

substituted in such proceedings; and the other party agrees to cooperate in such proceedings without being obligated to incur any expense in connection therewith.

  12.  This agreement constitutes the entire agreement between the parties hereto and no verbal statements made by anyone with regard to the transaction which is the subject of this agreement shall be construed as a part hereof unless the same be

incorporated herein by writing.  Buyer acknowledges that neither

Seller nor anyone acting in Seller's behalf has made any

warranties or representations upon which Buyer has relied (other than as specifically set forth in this agreement) with respect to the condition of the Premises, or any other fact, matter or condition respecting or concerning the transaction which is the subject hereof.

  13.  Buyer and Seller represent and warrant to each other that they have engaged or consulted with no person or firm other than

The Stubblebine Company and Nordblom Brokerage Company, Inc.

(the "Brokers") in connection with the sale of the Premises

described in this agreement and that no person or firm other than the Brokers would be entitled to be paid a commission by reason of the procurement of this agreement or the transaction which is the subject matter hereof.  Buyer and Seller agree to indemnify and hold each other harmless from and against any

loss, cost, damage or expense arising out of any claim for a commission by any person or firm with whom Buyer or Seller has dealt, other than the Brokers, whose fees will be paid by

Seller.  The warranties, indemnifications and representations made hereunder shall survive delivery of the deed hereunder.

  14.  All deposits made hereunder shall be held in escrow by

Hale and Dorr, as escrow agent, as earnest money for the proper performance of this agreement on the part of Buyer subject to the terms of this agreement and shall be duly accounted for at the Time of Closing.  Such deposits shall be held in a fully insured interest bearing account, or money market account

approved by Buyer and Seller, with all interest thereon being shared equally by Buyer and Seller, unless there is a default hereunder in which event all of the interest shall follow the deposits.

  15.  If Buyer shall fail to fulfill Buyer's obligations

hereunder, all payments made hereunder by Buyer shall be payable to Seller as liquidated damages, which shall be Seller's sole and exclusive remedy at law or in equity for any such default of

Buyer hereunder.

  16.  If Buyer records this agreement, it shall, at the option of Seller, become ipso facto null and void, and all payments made hereunder shall be retained by Seller as liquidated

damages.

    17.  All notices required or permitted to be given hereunder shall be in writing and delivered by hand or by overnight delivery by a recognized carrier, addressed in the case of Seller to E.E.

Landsman, Vice President, American Power Conversion Corporation, 9

Executive Park Drive, North Billerica, MA 01862-1318, with a copy to:  Victoria L. Karlson, Esq., Testa, Hurwitz & Thibeault,

Exchange Place, 53 State Street, Boston, MA 02109; and in the case of Buyer to Rodger P. Nordblom and Peter C. Nordblom, Nordblom

Company, 31 Third Avenue, Burlington, MA 01803-4470, with a copy to:  Richard Berkman, Esq., Hale and Dorr, 60 State Street,

Boston, MA 02109; or in the case of either party to such other address as shall be designated by written notice given to the other party.  Any such notice shall be deemed given when so

delivered by hand or overnight mail.

    18.  If Seller executes this agreement in a representative or fiduciary capacity, only the principal or the estate represented shall be bound and neither Seller so executing nor any shareholder or beneficiary of any trust shall be personally liable for the performance or observance of any obligation expressed or implied hereunder.

    19.  The submission of a draft of this agreement or a summary of some or all of its provisions does not constitute an offer to buy or to sell the Premises, it being understood and agreed that neither Buyer nor Seller shall be legally obligated with respect to the purchase or sale of the Premises unless and until this agreement has been executed by both Buyer and Seller and a fully executed copy has been delivered.

    20.  Buyer represents, warrants and covenants to Seller that:

         (a) Buyer is a validly existing Massachusetts corporation

and is authorized to purchase the Premises in accordance with this agreement, and that the officer of Buyer who has executed and delivered this agreement on behalf of Buyer has been duly

authorized so to do.

         (b)  To Buyer's knowledge, there are no contractual or

legal obligations or restrictions which would prevent Buyer from buying the Premises and performing Buyer's obligations and

responsibilities described in this agreement.

         Seller represents, warrants and covenants to Buyer that:

         (a)  Seller consists of the trustees of a nominee trust

duly organized and validly existing under the laws of the

Commonwealth of Massachusetts and Seller has been duly authorized by all of the beneficiaries of said trust to execute and deliver this agreement and perform its obligations hereunder.

         (b)  There are no contracts or agreements for services

rendered in connection with the operation of the Premises which will survive the delivery of the deed.

         (c)  There is no litigation or proceeding, at law or in

equity, and there are no actions, proceedings or investigations before any commission or other administrative authority, pending,

or to Seller's knowledge and belief, threatened against Seller or the Premises.

         (d)  Seller has not received any notice of violation by the

Premises of any applicable building or zoning laws, codes or by-

laws, or other municipal, state or federal laws, regulations or ordinances.

         (e)  To Seller's knowledge, there has been no release of

oil or hazardous materials (as defined in Massachusetts General

Laws Chapter 21E) on or from the Premises.

         (f)  Seller has not received written notice of and is not

aware of any condemnation proceedings proposed, pending or

threatened relating to the Premises.

         (g)  To Seller's knowledge, there are no contractual or

legal obligations or restrictions which would prevent Seller from selling the Premises and performing Seller's obligations and responsibilities described in this agreement.

         (h)  No work, labor or materials have been furnished to the

Premises which now constitutes a lien against the Premises, and no such work or materials have been performed or furnished which would or may allow such lien to arise.

         (i)  Pursuant to the terms of the trust creating Seller,

two of the four trustees set forth in paragraph 1 hereof are authorized to sign this agreement and bind Seller.

         All representations and warranties contained in this

Paragraph 20 will survive the delivery of the deed for a period of two years.

    21.  In addition to the deed described in Paragraph 2 and the documentation referred to in Paragraph 4 of this agreement, Seller agrees that it shall deliver to Buyer at the closing described herein the following closing documentation:

         (a)  a duly executed Schedule of Beneficiaries,

Authorization and Direction of Beneficiaries and Trustees'

Certificate of Seller and any other evidence or documentation as may be reasonably requested by Buyer, Buyer's lender or their title insurance company to evidence the status, capacity and authority of the person or persons who executed the deed and other documents on behalf of Seller at the closing, including, without limitation, evidence of the existence and capacity of the

beneficiaries of Seller if such beneficiaries are minors or

entities other than individuals; and a waiver of the corporate excise tax lien duly issued by the Commonwealth of Massachusetts

Department of Revenue with respect to the sale contemplated by this agreement, if any beneficiary is a corporation, or an

affidavit that the sale does not constitute a sale of all or substantially all of the corporation's assets in Massachusetts;

and

         (b)  FIRPTA, Mechanic's Lien and Parties in Possession

affidavits.

    22.  If during the pendency of this agreement, Seller receives written notice that any portion of the Premises is to be taken by condemnation or purchased in lieu thereof, Seller shall give Buyer written notice thereof and Buyer shall have the right to terminate this agreement or confirm that this agreement shall continue in full force and effect, within ten (10) days of Seller's notice of the condemnation.  If Buyer does not exercise its right to

terminate, Seller shall assign to Buyer any claim for compensation to such condemned portion of the Premises.

    This instrument, executed this 12th day of April, 1995, is to be construed as a Massachusetts contract, is to take effect as a sealed instrument, sets forth the entire contract between the parties and may be cancelled, modified or amended only by a

written instrument executed by both Seller and Buyer.



Witnessed by:

/s/ Renee Marie Beck                   Seller:   /s/ Rodger P. Nordblom
                                       As Trustee, as aforesaid
                                        and not individually


                                                /s/ John Macomber
                                       As Trustee, as aforesaid
                                        and not individually


                                       Buyer: AMERICAN POWER
                                               CONVERSION CORPORATION


                                              By:  /s/ E.E. Landsman
                                              Its: VP

                                                 Exhibit 11

     AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

                Computation of Earnings per Share

      For the years ended December 31, 1995, 1994 and 1993


                                       1995        1994        1993
     Primary:

     Weighted Average shares
      outstanding                   92,939,494  91,823,665  89,102,550

     Net Effect of dilutive stock
      options and warrants based
      on the treasury stock
      method using the average
      market price                     927,386   1,089,159   2,225,467

     Total                          93,866,880  92,912,824  91,328,017


     Net Earnings                  $69,536,494 $71,274,971 $48,558,636

     Per Share Amount                    $0.74       $0.77       $0.53


     Fully Diluted:

     Weighted Average Shares
      outstanding                   92,939,494  91,823,665  89,102,550

     Net Effect of dilutive stock
      options and warrants based
      on the treasury stock
      method using the period end
      price                            341,414     910,654   2,485,598

     Total                          93,280,907  92,734,319  91,588,148


     Net Earnings                  $69,536,494 $71,274,971 $48,558,636

     Per Share Amount                    $0.74       $0.77       $0.53

                                                 Exhibit 21


                 SUBSIDIARIES OF THE REGISTRANT

Subsidiary                    Place of Incorporation       Ownership

American Power Conversion     The Netherlands              100% by Registrant
Corporation (APC) B.V.

APC Distribution Ltd.         Ireland                      100% by Registrant

APC America, Inc.             Delaware                     100% by Registrant

American Power Conversion
Europe, S.A.R.L.              France                       100% by Registrant

American Power Conversion
Foreign Sales Corporation     Barbados, W.I.               100% by Registrant

                                                    Exhibit 23










                      ACCOUNTANTS' CONSENT



The Board of Directors
American Power Conversion Corporation:


We consent to incorporation by reference in the registration statements (Nos. 33-25873 and 33-54416) on Forms S-8 of American Power Conversion Corporation of our report dated February 14, 1996, relating to the consolidated balance sheets of American Power Conversion Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995, and the related schedule, which reports appear in the December 31, 1995 annual report on Form 10-K of American Power Conversion Corporation.



                                        KPMG Peat Marwick LLP


Providence, Rhode Island
March 27, 1996