Form 10-K/A
period 1995-12-31
AMERICAN POWER CONVERSION CORPORATION
filed 1996-04-29
CIK 835910

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant on April 22, 1996 was approximately $853,272,000 based on the price of the last reported sale as reported by the Nasdaq Stock Market on April 22, 1996. The number of shares outstanding of the Registrant's Common Stock on April 22, 1996 was 93,298,672.

Documents Incorporated by Reference
None.

The undersigned registrant hereby amends the following items of its Annual Report on Form 10-K as set forth in the pages attached hereto.

                            Part III


Item 10.  Directors of the Registrant
The following table sets forth the names of all current directors, their ages and present position(s) with American
Power Conversion Corporation and subsidiaries (the "Company"):

       Name             Age                Position(s)

Rodger B. Dowdell,      47       President, Chief Executive
Jr.(1)                           Officer and Chairman of the
                                 Board of Directors

Emanuel E.              59       Vice President, Secretary,
Landsman                         Clerk and Director

Neil E. Rasmussen       41       Vice President and Director

Ervin F. Lyon           60       Director
(1)(2)

James D. Gerson         52       Director
(1)(2)

______________________

(1)  Member, Compensation and Stock Option Committee
(2)  Member, Audit Committee

The By-laws of the Company provide that each director is elected to hold office until the next annual meeting of shareholders, and until his successor is chosen and qualified.

Rodger B. Dowdell, Jr. joined the Company in August 1985 and has been President and a Director since that time. From January to August 1985, Mr. Dowdell worked for the Company as a consultant, developing a marketing and production strategy for UPS products. From 1978 to December 1984 he was President of Independent Energy, Inc., a manufacturer of electronic temperature controls.

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

James D. Gerson has been a Director of the Company since August 1988. Commencing January 1986 through January 1992, Mr. Gerson was Vice President and Manager - Corporate Finance of Josephthal & Co., Inc., and successor firms, an investment banking and brokerage firm. From January 1992 to March 1993, Mr. Gerson was Managing Director of Corporate Finance of Reich & Co., Inc. Since March 1993, Mr. Gerson has been Senior Vice President of Fahnestock & Co. Mr. Gerson is also a member of the Board of Directors of Ag Services of America, Inc., Conceptronic, Inc., Energy Research Corporation, Hilite Industries, Inc. and Computer Outsourcing Services, Inc.

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

Based solely on its review of the copies of such forms received by it with respect to fiscal 1995, or written representations from certain reporting persons, the Company believes that all of its directors, officers and persons who own more than 10% of a registered class of the Company's equity securities complied with all filing requirements applicable to them with respect to transactions during 1995.

Item 11.  Executive Compensation
The following table sets forth the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended December 31, 1995, 1994 and 1993, of those persons who were at December 31, 1995 (i) the chief executive officer and (ii) the other four most highly compensated executive officers of the Company (the "Named Officers"):

                   SUMMARY COMPENSATION TABLE

                                                     Long-Term
                                                   Compensation
                     Annual Compensation (1)         Awards(2)
                                                    Securities
Name and Principal                                  Underlying       All other
   Position            Year  Salary   Bonus($)(3)  Options/SARs    Compensation

Rodger B. Dowdell, Jr. 1995  $392,000  $216,000               0      $22,728(4)
Chief Executive        1994   392,000   360,000               0       30,180(4)
Officer, President     1993   370,000   400,000               0       30,180(4)
& Director

Neil E. Rasmussen      1995   259,000   144,180               0       22,728(5)
Vice President and     1994   259,000   240,300               0       30,180(5)
Director               1993   244,000   267,000               0       30,180(5)

Edward W. Machala      1995   259,000   144,180               0       22,728(6)
Vice President,        1994   259,000   240,300               0       30,180(6)
Operations and         1993   244,000   267,000               0       30,180(6)
Treasurer

David P. Vieau         1995   138,232    50,000               0       22,728(7)
Vice President,        1994   170,000   155,700               0       30,180(7)
Worldwide Business     1993   160,000   173,000               0       30,180(7)
Development

Emanuel E. Landsman    1995   127,000    55,600               0       22,614(8)
Vice President, Clerk  1994   127,000    92,620               0       30,180(8)
and Director           1993   120,000   100,800               0       30,180(8)


______________________________


(1) Excludes perquisites and other personal benefits, the aggregate annual amount of which for each officer was less than the lesser of $50,000 or 10% of the total salary and bonus reported.

(2) The Company did not grant any restricted stock awards or stock appreciation rights ("SARs") or make any long term incentive plan payouts during the fiscal years ended December
31, 1995, 1994 and 1993.

(3) Includes bonus payments earned by the Named Officers in the year indicated, for services rendered in such year, which were paid in the next subsequent year.

(4)  Includes $22,500, $30,000 and $30,000, respectively, the market value of the shares of Common Stock contributed to the Employee Stock Ownership Plan on behalf of Mr. Dowdell and $228, $180 and $180, respectively, in premiums on a term life insurance policy for Mr. Dowdell's benefit for fiscal years ended December 31, 1995, 1994 and 1993.

(5)  Includes $22,500, $30,000 and $30,000, respectively, the market value of the shares of Common Stock contributed to the Employee Stock Ownership Plan on behalf of Mr. Rasmussen and $228, $180 and $180, respectively, in premiums on a term life insurance policy for Mr. Rasmussen's benefit for fiscal years ended December 31, 1995, 1994 and 1993.

(6)  Includes $22,500, $30,000 and $30,000, respectively, the market value of the shares of Common Stock contributed to the Employee Stock Ownership Plan on behalf of Mr. Machala and $228, $180 and $180, respectively, in premiums on a term life insurance policy for Mr. Machala's benefit for fiscal years ended December 31, 1995, 1994 and 1993.

(7)  Includes $22,500, $30,000 and $30,000, respectively, the market value of the shares of Common Stock contributed to the Employee Stock Ownership Plan on behalf of Mr. Vieau and $228, $180 and $180, respectively, in premiums on a term life insurance policy for Mr. Vieau's benefit for fiscal years ended December 31, 1995, 1994 and 1993.

(8)  Includes $22,500, $30,000 and $30,000, respectively, the market value of the shares of Common Stock contributed to the Employee Stock Ownership Plan on behalf of Mr. Landsman and $228, $180 and $180, respectively, in premiums on a term life insurance policy for Mr. Landsman's benefit for fiscal years ended December 31, 1995, 1994 and 1993.

OPTION GRANTS IN THE LAST FISCAL YEAR
The Company did not grant any stock options during the fiscal year ended December 31, 1995 to the Named Officers listed in the Summary Compensation Table.

OPTION EXERCISES AND FISCAL YEAR-END VALUES
The following table sets forth information with respect to options to purchase the Company's Common Stock granted under the 1987 Stock Option Plan including (i) the number of shares purchased upon exercise of options in 1995, (ii) the net value realized upon such exercise, (iii) the number of unexercised options outstanding at December 31, 1995 and (iv) the value of such unexercised options at December 31, 1995:


       AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
               AND DECEMBER 31, 1995 OPTION VALUES


                                      Number of              Value of
               Shares                Unexercised          Unexercised In-
             Acquired                Options at              the-Money
                on                   December 31,            Options at
                       Value            1995 (#)        December 31, 1995($)(1)
            Exercise  Realized Exercisable Unexercisable  Exercisable Unexercbl

Rodger B.         --       --       --            --            --         --
Dowdell, Jr.

Neil E.           --       --       --            --            --         --
Rasmussen

Edward W.         --       --       --            --            --         --
Machala

David P       36,000  $461,808 244,000             0    $1,300,032          0
Vieau

Emanuel E.        --       --       --            --            --         --
Landsman

___________________________

(1) Value is based on the difference between option exercise price and the fair market value at 1995 fiscal year-end ($9.375 per share as quoted on The Nasdaq Stock Market) multiplied by the number of shares underlying the option.

COMPENSATION OF DIRECTORS
As compensation for serving on the Board of Directors, each non-employee director is paid $1,000 by the Company for each meeting attended. Non-employee directors are also reimbursed for reasonable expenses incurred while attending meetings.

On February 25, 1993, the Board of Directors of the Company adopted the 1993 Non-Employee Director Stock Option Plan (the "1993 Director Plan"), subject to approval by the Company's stockholders, which approval was granted on May 20, 1993. The 1993 Director Plan authorized the grant on February 25, 1993 of a stock option for 20,000 shares of Common Stock to each member of the Company's Board of Directors who is neither an employee nor officer of the Company. An option was granted to each of Messrs. Gerson and Lyon, the two members of the Board of Directors entitled to participate in the 1993 Director Plan. Such options have an exercise price of $12 per share, the fair market value on the date of grant. Each director can currently exercise an option to purchase up to 15,000 shares of Common Stock.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION During 1995, Messrs. Dowdell, Gerson and Lyon served on the Compensation Committee. The Compensation Committee was responsible for determining the non-equity and equity compensation of executive officers of the Company. Rodger B. Dowdell, Jr., the President and Chief Executive Officer of the Company, participated in deliberations concerning executive officer compensation, but was not present during discussions of and abstained from voting with respect to decisions concerning his own compensation as Chief Executive Officer. Mr. Dowdell is not eligible for equity compensation while a member of the Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management The following table sets forth as of April 22, 1996, certain information regarding beneficial ownership of the Company's
Common Stock (i) by each person who, to the knowledge of the Company, beneficially owned more than 5% of the outstanding shares of Common Stock of the Company outstanding at such date,
(ii) by each director or nominee for director of the Company,
(iii) by each executive officer named in the Summary
Compensation Table, and (iv) by all directors, nominees for director and executive officers of the Company as a group.

   Name and Address       Amount and    Percentage of
  of Beneficial Owner     Nature of     Common Stock
                          Beneficial   Outstanding(2)
                         Ownership(1)

State of Wisconsin           9,169,700      9.8%
Investment Board
P.O. Box 7842
Madison, WI  53707

Rodger B. Dowdell, Jr.    9,851,997(3)      10.5%
American Power
Conversion
 Corporation
P.O. Box 278
132 Fairgrounds Road
West Kingston, RI
02892

Neil E. Rasmussen         5,535,505(4)      5.9%
APC America, Inc.
755 Middlesex Turnpike
Billerica, MA 01862

Emanuel E. Landsman       2,159,183(5)      2.3%
APC America, Inc.
755 Middlesex Turnpike
Billerica, MA 01862

James D. Gerson             278,488(6)        *
Fahnestock & Co.
110 Wall Street
New York, NY  10005

Ervin F. Lyon               907,790(7)      1.0%
270 Haverhill Road
Kensington, NH

Edward W. Machala           625,525(8)      1.0%
APC America, Inc.
P.O. Box 278
132 Fairgrounds Road
West Kingston, RI
02892

David P. Vieau              273,116(9)        *
American Power
Conversion
  Corporation
P.O. Box 278
132 Fairgrounds Road
West Kingston, RI
02892

All directors and        19,730,495(10)     21.8%
executive officers as
a group (10 persons)
_______________________
*Less than 1.0%


(1) Unless otherwise indicated, the named person possesses sole voting and investment power with respect to the shares listed.

(2) The number of shares of Common Stock deemed outstanding on April 22, 1996 includes (i) 93,298,672 shares outstanding on such date and (ii) all options that are currently exercisable or will become exercisable within 60 days thereafter by the person or group in question.

(3) Includes 372,485 shares of Common Stock currently allocated to Mr. Dowdell under the Company's Employee Stock Ownership Plan (the "ESOP"). Does not include any shares held by the ESOP other than the shares allocated to Mr. Dowdell's account. The ESOP currently holds an aggregate of 4,468,126 shares. Mr. Dowdell is a trustee of the ESOP and as such, may be deemed to be a beneficial owner of the shares currently held by it. Mr. Dowdell disclaims beneficial ownership of such shares, other than the shares allocated to him.

(4) Includes 300,421 shares of Common Stock currently allocated to Mr. Rasmussen under the Company's ESOP. Does not include any shares held by the ESOP other than the shares allocated to Mr. Rasmussen's account. The ESOP currently holds an aggregate of 4,468,126 shares. Mr. Rasmussen is a trustee of the ESOP and as such, may be deemed to be a beneficial owner of the shares currently held by it. Mr. Rasmussen disclaims beneficial ownership of such shares, other than the shares allocated to him.

(5) Includes 248,183 shares of Common Stock currently allocated to Dr. Landsman under the Company's ESOP. Does not include 30,000 shares held by a trust for the benefit of certain family members or 250,000 shares held by the Landsman Charitable Trust. Dr. Landsman disclaims beneficial ownership of the shares held by such trusts.

(6) Includes 15,000 shares of Common Stock issuable to Mr. Gerson pursuant to options which may be exercised within the next 60 days. Does not include 4,000 shares held by Mr. Gerson's wife for the benefit of his children. Mr. Gerson disclaims beneficial ownership of the shares held by his wife for the benefit of his children.

(7) Includes 15,000 shares issuable to Dr. Lyon pursuant to options which may be exercised within the next 60 days. Does not include 4,800 shares held by Dr. Lyon's daughter. Dr. Lyon disclaims beneficial ownership of the shares held by his daughter. Does not include 49,742 shares held by a trust for the benefit of Dr. Lyon's daughter. Dr. Lyon disclaims beneficial ownership of the shares held by such trust.

(8) Includes 43,325 shares of Common Stock currently allocated to Mr. Machala under the Company's ESOP. Does not include any shares held by the ESOP other than the shares allocated to Mr. Machala's account. The ESOP currently holds an aggregate of 4,468,126 shares. Mr. Machala is a trustee of the ESOP and as such, may be deemed to be a beneficial owner of the shares currently held by it. Mr. Machala disclaims beneficial ownership of such shares, other than the shares allocated to him.

(9) Includes 5,116 shares of Common Stock currently allocated to Mr. Vieau under the Company's ESOP and 244,000 shares issuable to Mr. Vieau pursuant to options which may be exercised within the next 60 days.

(10) Includes (i) 291,500 shares issuable to certain officers and directors of the Company pursuant to options which may be exercised within the next 60 days, and (ii) 981,771 shares allocated to the accounts of the officers of the Company under the Company's ESOP. Also see footnotes (3) through (9).





Item 13.  Certain Relationships and Related Transactions
Not applicable.

                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

              AMERICAN POWER CONVERSION CORPORATION


                                               Date:  April 29, 1996

                     By:  /s/ Donald M. Muir
             Donald M. Muir, Chief Financial Officer
          (principal financial and accounting officer)