Form 10-Q
period 1996-03-31
AMERICAN POWER CONVERSION CORPORATION
filed 1996-05-15
CIK 835910

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON D.C. 20549

                            FORM 10-Q

(Mark One)
[ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 1996

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

                 YES  [ X ]           NO  [    ]

THE  NUMBER  OF  SHARES  OUTSTANDING OF THE  REGISTRANT'S  COMMON
STOCK, $.01 PAR VALUE, ON MAY 10, 1996 WAS 93,706,938 SHARES.

                                                  FORM 10-Q
                                                  MARCH 31, 1996


     AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

                              INDEX


                                                   PAGE
                                                    NO.

 PART I - FINANCIAL INFORMATION:

 ITEM 1. CONSOLIDATED CONDENSED FINANCIAL
 STATEMENTS:


              CONSOLIDATED CONDENSED BALANCE
              SHEETS -MARCH 31, 1996
              (UNAUDITED) AND DECEMBER 31, 1995     3,4

              UNAUDITED CONSOLIDATED
              CONDENSED STATEMENTS OF INCOME
              - THREE MONTHS ENDED MARCH 31,
              1996 AND 1995                          5

              UNAUDITED CONSOLIDATED
              CONDENSED STATEMENTS OF CASH
              FLOWS - THREE MONTHS ENDED
              MARCH 31, 1996 AND 1995                6

              NOTES TO CONSOLIDATED
              CONDENSED FINANCIAL STATEMENTS         7

 ITEM 2. MANAGEMENT'S DISCUSSION AND
 ANALYSIS OF FINANCIAL CONDITION AND
 RESULTS OF OPERATIONS                             8 - 12

 PART II - OTHER INFORMATION:

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K           13

 SIGNATURES                                          14

                                                  FORM 10-Q
                                                  MARCH 31, 1996

PART I - CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

ITEM 1 - FINANCIAL STATEMENTS

     AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED BALANCE SHEETS

                             ASSETS

                                     MARCH 31,    DECEMBER 31,
                                       1996           1995
                                     (UNAUDITED)

 CURRENT ASSETS:
 CASH AND CASH EQUIVALENTS         $ 67,070,535  $ 39,039,735
 ACCOUNTS RECEIVABLE, LESS
   ALLOWANCE FOR DOUBTFUL
   ACCOUNTS OF $8,395,000 IN 1996
   AND $6,920,000 IN 1995            73,674,047    71,199,105
 INVENTORIES:
   RAW MATERIALS                     61,605,801    62,495,212
   WORK-IN-PROCESS AND
     FINISHED GOODS                  75,237,351    85,045,841
 TOTAL INVENTORIES                  136,843,152   147,541,053
 PREPAID EXPENSES AND OTHER
   CURRENT ASSETS                    11,320,895     9,277,986
 DEFERRED INCOME TAXES               11,498,000    11,323,000

 TOTAL CURRENT ASSETS               300,406,629   278,380,879

 PROPERTY, PLANT AND EQUIPMENT:
   LAND, BUILDING AND IMPROVEMENTS   16,344,418    15,973,746
   MACHINERY AND EQUIPMENT           52,743,983    51,353,043
   PURCHASED SOFTWARE                 4,124,810     4,160,439
   OFFICE EQUIPMENT AND FURNITURE    19,754,861    17,860,365

                                     92,968,072    89,347,593

 LESS ACCUMULATED DEPRECIATION
   AND AMORTIZATION                  24,874,737    22,144,085

 NET PROPERTY, PLANT AND EQUIPMENT   68,093,335    67,203,508

 OTHER ASSETS                         1,170,899     1,003,452


 TOTAL ASSETS                      $369,670,863  $346,587,839


   SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL
                           STATEMENTS

                                                  FORM 10-Q
                                                  MARCH 31, 1996


     AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
        CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)

              LIABILITIES AND SHAREHOLDERS' EQUITY

                                       MARCH 31,    DECEMBER 31,
                                         1996          1995
                                      (UNAUDITED)

 CURRENT LIABILITIES:
 ACCOUNTS PAYABLE                    $ 22,143,660  $ 26,406,283
 ACCRUED EXPENSES                       8,490,240     5,790,421
 ACCRUED COMPENSATION                   7,270,167     6,472,255
 ACCRUED SALES AND MARKETING PROGRAMS   8,153,828     6,780,595
 ACCRUED PENSION CONTRIBUTIONS          2,171,109     4,677,639
 INCOME TAXES PAYABLE                   7,004,635     1,795,751

 TOTAL CURRENT LIABILITIES             55,233,639    51,922,944

 DEFERRED INCOME TAX LIABILITY          5,143,000     4,899,000

 TOTAL LIABILITIES                     60,376,639    56,821,944

 SHAREHOLDERS' EQUITY:
 COMMON STOCK, $.01 PAR VALUE;
   AUTHORIZED 200,000,000 SHARES;
   ISSUED AND OUTSTANDING
   93,689,791 SHARES IN 1996,
   93,270,933 SHARES IN 1995              936,898       932,709
 ADDITIONAL PAID-IN CAPITAL            41,434,442    37,122,872
 RETAINED EARNINGS                    266,922,884   251,710,314

 TOTAL SHAREHOLDERS' EQUITY           309,294,224   289,765,895

 TOTAL LIABILITIES
   AND SHAREHOLDERS' EQUITY          $369,670,863  $346,587,839




   SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL
                           STATEMENTS

                                                  FORM 10-Q
                                                  MARCH 31, 1996


     AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                           (UNAUDITED)

                                    THREE MONTHS ENDED

                                 MARCH 31,      MARCH 31,
                                   1996           1995

 Net Sales                    $141,625,835   $109,203,576

 Cost of goods sold             83,440,749     56,612,773

 Gross Profit                   58,185,086     52,590,803

 Operating expenses:
 Research and Development        3,719,472      2,749,179
 Selling, General and
   Administrative               32,297,828     23,023,425

 Total Operating Expenses       36,017,300     25,772,604

 Operating Income               22,167,786     26,818,199

 Other income:
   Interest Income                 704,079        635,887
   Other income                      3,705         18,727

 Earnings before income taxes   22,875,570     27,472,813

 Income Taxes                    7,663,000      9,203,000

 Net Income                    $15,212,570    $18,269,813

 Earnings per Share                  $0.16          $0.20

 Weighted average shares
  outstanding                   93,750,447     93,336,733









   SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL
                           STATEMENTS

                                                  FORM 10-Q
                                                  MARCH 31, 1996

     American Power Conversion Corporation and Subsidiaries
         Consolidated Condensed Statements of Cash Flows
                           (Unaudited)

                                    Three Months Ended
                                 MARCH 31,      MARCH 31,
                                   1996           1996

 Cash flows from operating
   activiities:
 Net income                     $15,212,570      $18,269,813
 Adjustments to reconcile
  net income to net
  cash provided by
  operating activities:
 Depreciation and amortization    2,730,566        2,077,810
 Provision for deferred taxes        69,000         (931,000)
 Provision for doubtful accounts  1,475,000          515,000
 Increase in accounts receivable (3,949,942)      (2,386,266)
 (Increase) decrease in
  inventories                    10,697,901      (41,179,127
 Increase in prepaid expenses
   and other current assets      (2,042,909)      (1,746,380)
 Decrease in recoverable
  income taxes                            -        1,801,217
 Increase in other assets          (167,447)               -
 Increase (decrease) in
  accounts payable               (4,262,623)      21,575,545
 Increase (decrease) in
  accrued expenses                2,364,434       (1,327,319)
 Increase in income taxes
  payable                         5,208,884        6,010,708

 Net cash provided by
  operating activities           27,335,434        2,680,001

 Cash flows from investing
  activities:
 Capital expenditures, net
  of capital grants              (3,620,393)      (7,615,744)
 Proceeds from sale of
  capital equipment                       -          130,310
 Sales and maturities of
  short-term investments,
  net of gains and losses                 -          194,831
 Purchases of short-term
 investments                              -         (802,800)

 Net cash used in investing
  activities                     (3,620,393)      (8,093,403)

 Cash flows from financing
  activities:
 Issuances of common stock        4,315,759          485,665

 Net cash provided by
  financing activities            4,315,759          485,665

 Net increase (decrease) in
  cash and cash equivalents      28,030,800       (4,927,737)

 Cash and cash equivalents
  at beginning of period         39,039,735       29,072,717

 Cash and cash equivalents
  at end of period              $67,070,535      $24,144,980

The Company paid $2,385,100 and $2,322,100 for income taxes for the three month periods ended March 31, 1996 and 1995, respectively. During the first quarter of 1995, changes in unrealized holding losses on short-term investments resulted in increases to shareholders' equity and to short-term investments of $295,000.

   SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL
                           STATEMENTS

                                                  FORM 10-Q
                                                  MARCH 31, 1996



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

(4) SHAREHOLDERS' EQUITY: Changes in paid-in capital for the periods presented represent the issuances of common stock resulting from the exercise of employee stock options, as well as the Company's contributions to the Employee Stock Ownership Plan.

                                                  FORM 10-Q
                                                  MARCH 31, 1996


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS:

Revenues

Net sales of $141,625,835 for the first quarter of 1996 increased 29.7% compared to $109,203,576 for the same period in 1995. The increase is attributable to continued strong worldwide demand for the Company's products across fast-growing core markets, including computer networking, internetworking equipment and point-of-sale devices, as well as what the Company believes is an increasing awareness by computer users of the consequences of data  loss  and  hardware damage which can  be  caused  by  power problems. The Company continues to experience increased sales growth in emerging international markets as international sales (including Canada) comprised 44% of net sales in the first quarter of 1996 compared to 41% in the first quarter of 1995.

Cost of Goods Sold

Cost of goods sold was $83,440,749 or 58.9% of net sales in the first quarter of 1996 compared to $56,612,773 or 51.8% in the first quarter of 1995. The gross margin erosion from 1995 to 1996 was primarily attributable to several factors, including but not limited to: a shift in product sales mix from the high-end Smart-UPS(R) products to the lower margin Smart-UPS v/s products; increased reserves for excess inventories in light of the on-going product transition occurring within the Smart-UPS product family; reduced average selling prices resulting from sales discounting, particularly relating to the Smart-UPS product transition; and increased indirect manufacturing costs associated with additional indirect manufacturing personnel and other costs incurred to support manufacturing infrastructure expansion and a transition toward focused factories.

Operating Expenses

Operating expenses include Selling, General and Administrative and Research and Development expenses.

Selling, General and Administrative expenses increased to $32,297,828 or 22.8% of net sales for the three month period ended March 31, 1996 compared to $23,023,425 or 21.1% of net sales for the same period one year ago. The increase was due primarily to costs associated with increased advertising and promotional efforts, as well as costs associated with increased staffing of sales and other related positions both domestically and internationally. The allowance for bad debts increased from 8.9% of accounts receivable at December 31, 1995 to 10.2% at

March 31, 1996 as a result of additional bad debt provisioning charged to operating expenses. The Company has experienced and continues to experience very strong collection performance from its accounts receivable with balances outstanding over 60 days representing 6.4% and 5.8% of total receivables at March 31, 1996 and December 31, 1995, respectively. Write-offs of uncollectible accounts have historically represented less than 1% of total receivable balances. A majority of international customer balances are covered by receivables insurance. The increase in bad debt reserves was primarily attributable to increased international sales, particularly in regions not covered by the Company's receivables insurance, as well as a discretionary increase in the Company's bad debt provision during the first quarter of 1996 to cover potential exposure in identified customer accounts.

Research and Development expenses were $3,719,472 or 2.6% of net sales and $2,749,179 or 2.5% of net sales for the first quarter of 1996 and 1995, respectively. The increased research and development spending primarily reflects increased numbers of software and hardware engineers and costs associated with new product development and engineering support.

Other Income (Expenses) and Income Taxes

Interest income increased by 10.7% from $635,887 to $704,079 for the three months ended March 31, 1996 and 1995, respectively.
The increase is primarliy attributable to higher average cash balances available for investment during the first quarter of 1996 compared to the same period one year ago.

The Company's effective tax rate was approximately 33.5% for both the periods ended March 31, 1996 and 1995.

                                                  FORM 10-Q
                                                  MARCH 31, 1996


LIQUIDITY AND CAPITAL RESOURCES

Working capital at March 31, 1996 was $245,172,990 compared to $226,457,935 at December 31, 1995. The Company has been able to increase its working capital position as the result of continued strong operating results and despite internally financing the capital investment of the expansion of its operations. The Company's cash position rose approximately $28.1 million, or 72%, to $67.1 million during the first quarter of 1996.

Worldwide inventories were $136,843,152 at March 31, 1996 compared to $147,541,053 at December 31, 1995. Inventory levels have decreased as a result of the Company's concerted efforts to reduce inventory levels as a percentage of sales. Inventory levels as a percentage of quarterly sales have declined from 104% in the fourth quarter of 1995 to 97% in the first quarter of 1996. The total inventory reserves at March 31, 1996 were $8.8 million compared to $6.5 million at December 31, 1995. The increased inventory reserves have been provided primarily to cover the potential loss exposure that may result from excess inventories as the demand for second generation products diminishes. Second generation Smart-UPS represented approximately 7% of total inventories at March 31, 1996. The Company's reserve estimate methodology involves quantifying the total inventory position having potential loss exposure, reduced by an amount reasonably forecasted to be sold, and adjusting its interim reserve provisioning to cover the net loss exposure.

During the first quarter of 1996, the Company announced that the Board of Directors had authorized the repurchase of up to $15 million worth of the Company's outstanding Common Stock. These purchases of stock will be made from time to time on the open market as market conditions warrant. The objective of the repurchase program is to offset potential dilution of earnings per share which may result from employee stock programs.

Capital investment for the first quarter of 1996 consisted primarily of manufacturing and office equipment. The nature and level of capital spending was made to improve manufacturing capabilities and to support the increased selling, marketing and administrative efforts necessitated by the Company's significant growth. Net capital expenditures were financed from available operating cash. The Company had no material capital commitments at March 31, 1996.

The Company's Ireland facility is providing manufacturing and technical support in order to better service the Company's markets in Europe, the Middle East, Africa and Russia. In February 1994, the Company executed an agreement with the Industrial Development Authority of Ireland ("IDA") under which the Company will receive grant monies equal to 40% of the costs incurred for machinery, equipment and building improvements for the Galway facility. The maximum amount attainable under the agreement is approximately $13.1 million. The grant monies would be repayable, in whole or in part, should (1) the Company fail to meet certain employment goals established under the agreement which are to be achieved over a five year implementation period and/or (2) the Company discontinues operations in Ireland prior to the termination of the agreement. The agreement terminates eight years from the date of the last claim made by the Company for grant monies. The total cumulative amount of capital grant claims submitted through March 31, 1996 was approximately $9.1 million. The total cumulative amount of capital grants received through March 31, 1996 amounted to approximately $5.4 million.

Under a separate agreement with the IDA, the Company will also receive up to $3,000 per new employee hired for the direct reimbursement of training costs. The total cumulative amount of training grant claims submitted through March 31, 1996 was approximately $1.9 million. The total cumulative amount of training grants received through March 31, 1996 amounted to approximately $400,000.

The Company continues to investigate potential sites for manufacturing expansion in international locations. The Company is establishing a manufacturing operation in the Philippines. Capital expenditures for the Philippines expansion are estimated to be $5.0 million for 1996 and will be financed from operating cash and, if needed, short-term borrowings.

Management believes that current internal cash flows together with available cash and short-term investments, available credit facilities or, if needed, the proceeds from the sale of additional equity, would provide sufficient financing support for capital spending needs and other working capital requirements for the foreseeable future. At March 31, 1996, the Company had available for future borrowings $50 million under an unsecured line of credit agreement at a floating interest rate equal to the bank's cost of funds rate plus 0.625% and an additional $15 million under an unsecured line of credit agreement with a second bank at a floating interest rate equal to the bank's base rate. No borrowings were outstanding under these facilities at March 31, 1996. Additionally, the Company has no significant financial commitments outstanding other than those required in the normal course of business.

Foreign Currency Activity
During the fourth quarter of 1994, the Company began invoicing its customers in Great Britain, France and Germany in their respective local currencies. Realized and unrealized transaction gains or losses are included in the results of operations and are measured based upon the effect of changes in exchange rates on the actual or expected amount of functional currency cash flows. Transaction gains and losses were not material to the results of operations during the first quarter of 1996 and 1995.

At March 31, 1996, the Company's unhedged foreign currency accounts receivable, by currency, were as follows:

     British Pounds - 3,232,000 (approx. US$4,933,000)
     French Francs - 12,066,000 (approx. US$2,389,000)
     German Marks - 4,981,000 (approx. US$3,365,000)

Total gross accounts receivable at March 31, 1996 was approximately $82,069,000. The Company had non-trade receivables of 3,090,000 Irish Pounds (approximately US$5,187,000), as well as Irish Pound denominated liabilities of 4,057,000 (approximately US$6,543,000). The Company also had liabilities denominated in various European currencies of US$1,047,000.

The Company continually reviews its foreign exchange exposure and considers various risk management techniques including the netting of foreign currency receipts and disbursements, rate protection agreements with customers/vendors and derivatives arrangements, including foreign exchange contracts. The Company presently does not utilize rate protection agreements or derivatives arrangements.

The Company's rationale for not hedging its foreign currency risk exposure through derivatives arrangements is based on the assessment that the net foreign currency position was not material to the financial condition or results of operations of the Company at March 31, 1996 and, to a lesser degree, an assessment that the risk of loss from exchange rate fluctuations was not material based upon available forecasts of short-term exchange rate movements for the currencies noted above.

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

No provision for any liability that may result from the actions has been recognized in the consolidated condensed financial statements included in Item 1 of this Report.

Factors That May Affect Future Performance
This document contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. The factors that could cause actual results to differ materially include the following: general economic conditions and growth rates in the power protection industry and related industries, including but not limited to the PC, server and networking industries; competitive factors and pricing pressures; changes in product mix; changes in the seasonality of demand patterns; the timely development and acceptance of new products; inventory risks due to shifts in market demand;
component constraints and shortages; risk of nonpayment of accounts receivable; ramp-up and expansion of manufacturing capacity and the risks described from time to time in the Company's filings with the Securities and Exchange Commission.

                                                  FORM 10-Q
                                                  MARCH 31, 1996




PART II - OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8 - K



(A)  EXHIBITS:

EXHIBIT NO. 11 - COMPUTATION OF EARNINGS PER SHARE (PAGE 15)

EXHIBIT NO. 27 - FINANCIAL DATA SCHEDULE

(B)  REPORTS ON FORM 8-K

NO REPORT ON FORM 8-K WAS FILED BY AMERICAN POWER CONVERSION
CORPORATION DURING THE QUARTER ENDED MARCH 31, 1996.

                                                  FORM 10-Q
                                                  MARCH 31, 1996


                           SIGNATURES


      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT
OF  1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED
ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


              AMERICAN POWER CONVERSION CORPORATION


                       /s/ Donald M. Muir
                 -------------------------------
                                                     Date: May 13, 1996
                         Donald M. Muir
                     CHIEF FINANCIAL OFFICER
          (PRINCIPAL ACCOUNTING AND FINANCIAL OFFICER)