Form 10-Q
period 1996-06-30
AMERICAN POWER CONVERSION CORPORATION
filed 1996-08-14
CIK 835910

                            FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON D.C. 20549


(Mark One)
 (X)      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended  June 30, 1996

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

                 YES  [ X ]           NO  [   ]

THE  NUMBER  OF  SHARES  OUTSTANDING OF THE  REGISTRANT'S  COMMON
STOCK, $.01 PAR VALUE, ON AUGUST 7, 1996 WAS 93,993,264 SHARES.

                                                  FORM 10-Q
                                                  JUNE 30, 1996


     AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

                              INDEX


                                                       PAGE
                                                        NO.

 PART I - FINANCIAL INFORMATION:

 ITEM 1. CONSOLIDATED CONDENSED FINANCIAL
 STATEMENTS:


              CONSOLIDATED CONDENSED BALANCE
              SHEETS -JUNE 30, 1996 (UNAUDITED)        3,4
              AND DECEMBER 31, 1995

              CONSOLIDATED CONDENSED STATEMENTS
              OF INCOME - SIX MONTHS AND THREE
              MONTHS ENDED JUNE 30, 1996 AND            5
              1995 (UNAUDITED)

              CONSOLIDATED CONDENSED STATEMENTS
              OF CASH FLOWS - SIX MONTHS AND
              THREE MONTHS ENDED JUNE 30,1996           6
              AND 1995 (UNAUDITED)

              NOTES TO CONSOLIDATED CONDENSED
              FINANCIAL STATEMENTS (UNAUDITED)          7

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND  RESULTS OF OPERATIONS       8 - 11

 PART II - OTHER INFORMATION:

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF            12
 SECURITY HOLDERS
 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K              12

 SIGNATURES                                             13

                                                 FORM 10-Q
                                                 JUNE 30, 1996

PART I - CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

ITEM 1 - FINANCIAL STATEMENTS

     AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED BALANCE SHEETS

                             ASSETS

                                      JUNE 30,      DECEMBER
                                        1996        31, 1995
                                     (UNAUDITED)

 CURRENT ASSETS:
 CASH AND CASH EQUIVALENTS           $97,126,123    39,039,735
 ACCOUNTS RECEIVABLE, LESS
   ALLOWANCE FOR DOUBTFUL
   ACCOUNTS OF $9,198,000 IN 1996
   AND $6,920,000 IN 1995             86,207,772    71,199,105
 INVENTORIES:
   RAW MATERIALS                      62,448,000    62,495,212
   WORK-IN-PROCESS AND
     FINISHED GOODS                   53,539,402    85,045,841
 TOTAL INVENTORIES                   115,987,402   147,541,053
 PREPAID EXPENSES AND OTHER
   CURRENT ASSETS                     11,223,390     9,277,986
 DEFERRED INCOME TAXES                14,015,000    11,323,000

 TOTAL CURRENT ASSETS                324,559,687   278,380,879

 PROPERTY, PLANT AND EQUIPMENT:
   LAND, BUILDINGS AND IMPROVEMENTS   16,769,472    15,973,746
   MACHINERY AND EQUIPMENT            56,486,366    51,353,043
   PURCHASED SOFTWARE                  4,308,283     4,160,439
   OFFICE EQUIPMENT AND FURNITURE     20,489,197    17,860,365

                                      98,053,318    89,347,593

 LESS ACCUMULATED DEPRECIATION AND
    AMORTIZATION                      27,588,830    22,144,085

 NET PROPERTY, PLANT AND EQUIPMENT    70,464,488    67,203,508

 OTHER ASSETS                          1,141,713     1,003,452


 TOTAL ASSETS                       $396,165,888  $346,587,839


   SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL
                           STATEMENTS

                                                  FORM 10-Q
                                                  JUNE 30, 1996


     AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
        CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)

              LIABILITIES AND SHAREHOLDERS' EQUITY


                                       JUNE 30,       DECEMBER
                                         1996         31, 1995
                                      (UNAUDITED)

 CURRENT LIABILITIES:
 ACCOUNTS PAYABLE                     $28,613,717    26,406,283
 ACCRUED EXPENSES                       5,408,965     5,790,421
 ACCRUED COMPENSATION                   8,926,922     6,472,255
 ACCRUED SALES AND MARKETING PROGRAMS  12,855,496     6,780,595
 ACCRUED PENSION CONTRIBUTIONS          3,347,983     4,677,639
 INCOME TAXES PAYABLE                   3,385,832     1,795,751

 TOTAL CURRENT LIABILITIES             62,538,915    51,922,944

 DEFERRED INCOME TAX LIABILITY          5,170,000     4,899,000

 TOTAL LIABILITIES                     67,708,915    56,821,944

 SHAREHOLDERS' EQUITY:
 COMMON STOCK, $.01 PAR VALUE;
   AUTHORIZED 200,000,000 SHARES;
   ISSUED AND OUTSTANDING 93,942,686
   SHARES IN 1996, 93,270,933 SHARES
   IN 1995                                939,427       932,709
 ADDITIONAL PAID-IN CAPITAL            42,975,669    37,122,872
 RETAINED EARNINGS                    286,028,136   251,710,314
 TREASURY STOCK, 120,000 SHARES,
   AT COST                             (1,486,259)            -

 TOTAL SHAREHOLDERS' EQUITY           328,456,973   289,765,895

 TOTAL LIABILITIES
   AND SHAREHOLDERS' EQUITY          $396,165,888  $346,587,839




   SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL
                           STATEMENTS

                                                  FORM 10-Q
                                                  JUNE 30, 1996


     AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                           (UNAUDITED)

                            SIX MONTHS ENDED          THREE MONTHS ENDED
                        JUNE 30,       JUNE 30,     JUNE 30,       JUNE 30,
                          1996           1995         1996           1995

 Net Sales             $303,062,684  231,754,353  161,436,849    122,550,777

 Cost of goods sold     177,539,535  121,697,126   94,098,786     65,084,353

 Gross Profit           125,523,149  110,057,227   67,338,063     57,466,424

 Operating expenses:
 Research and
   Development            7,226,048    6,131,461    3,506,576      3,382,282
 Selling, General and
   Administrative        68,410,049   51,111,789   36,112,221     28,088,364

 Total Operating
   Expenses              75,636,097   57,243,250   39,618,797     31,470,646

 Operating Income        49,887,052   52,813,977   27,719,266     25,995,778

 Other income
   (deductions):
   Interest income        1,711,090      886,864    1,007,011        250,977
   Other income
    (expenses)                7,680      (91,482)       3,975       (110,209)

 Earnings before
   income taxes          51,605,822   53,609,359   28,730,252     26,136,546

 Income Taxes            17,288,000   17,959,000    9,625,000      8,756,000

 Net Income            $ 34,317,822   35,650,359   19,105,252     17,380,546

 Earnings per Share           $0.37         0.38         0.20           0.19

 Weighted average
   shares outstanding    93,938,528   93,378,485   94,243,830     93,642,721







   SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL
                           STATEMENTS

                                                  FORM 10-Q
                                                  JUNE 30, 1996

     American Power Conversion Corporation and Subsidiaries
         Consolidated Condensed Statements of Cash Flows
                           (Unaudited)

                                 Six months Ended       Three months Ended
                               JUNE 30,    JUNE 30,      JUNE 30,     JUNE 30,
                                 1996        1995          1996         1995
 Cash flows from operating
   activities:
 Net income                  $34,317,822   35,650,359   19,105,252   17,380,546
 Adjustments to reconcile
  net income to net
  cash provided by (used in)
  operating activities:
 Depreciation and
  amortization                 5,444,745    4,562,088    2,714,179    2,484,270
 Provision for losses on
  accounts receivable          2,278,000    1,302,000      803,000      787,000
 Provision for deferred
  taxes                       (2,421,000)  (3,703,000)  (2,490,000)  (2,772,000)
 Increase in accounts
  receivable                 (17,286,667) (15,937,832) (13,336,725) (13,551,566)
 (Increase) decrease in
  inventories                 31,553,651  (64,998,037)  20,855,750  (23,818,910)
 (Increase) decrease in
  prepaid expenses and
  other current assets        (1,945,404)  (3,820,020)      97,505   (3,874,857)
 (Increase) decrease in
  other assets                  (138,261)     (64,101)      29,186      (64,101)
 Increase (decrease) in
  accounts payable             2,207,434    7,630,449    6,470,057  (13,945,096)
 Increase in accrued
  expenses                     6,818,456       17,243    4,454,022    1,344,562
 Increase(decrease) in
  income taxes payable         1,590,081    2,419,131   (3,618,803)  (3,591,577)

 Net cash provided by (used
 in) operating activities     62,418,857  (36,941,728)  35,083,423  (39,621,729)

 Cash flows from investing
  activities:
 Capital expenditures, net
  of capital grants           (8,705,725) (15,921,451)  (5,085,332)  (8,305,707)
 Proceeds from sale of
  equipment                            -      130,310            -            -
 Sales/maturities of short-
  term investments                     -   13,707,529            -   13,512,698
 Purchases of short-term
  investments                          -     (802,800)           -            -

 Net cash provided by (used
  in) investing activities    (8,705,725)  (2,886,412)  (5,085,332)   5,206,991

 Cash flows from financing
  activities:
 Line of credit borrowings,
  net of repayments                    -    8,500,000            -    8,500,000
 Issuances of common stock     5,859,515    5,452,895    1,543,756    4,967,230
 Purchases of common  stock   (1,486,259)           -   (1,486,259)           -

 Net cash provided by
  financing activities         4,373,256   13,952,895       57,497   13,467,230

 Net increase (decrease) in
  cash and cash equivalents    8,086,388  (25,875,245)  30,055,588  (20,947,508)

 Cash and cash equivalents
  at beginning of period      39,039,735   29,072,717   67,070,535   24,144,980

 Cash and cash equivalents
  at end of period           $97,126,123    3,197,472   97,126,123    3,197,772

The Company paid approximately $16,457,000 and $17,442,000 for income taxes for the six month periods ended June 30, 1996 and 1995, respectively. During the first six months of 1995, changes in unrealized holding losses on short-term investments resulted in increases to shareholders' equity and to short-term investments of $497,000.

   SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL
                           STATEMENTS

                                                  FORM 10-Q
                                                  JUNE 30, 1996



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

(3) PER SHARE DATA: Earnings per common share are based on the weighted average number of shares of common stock and dilutive common stock options outstanding during each period. Under the treasury stock method, the unexercised options were assumed to be exercised at the beginning of the period or at issuance, if later. The assumed proceeds were then used to purchase common stock at the average market price during the period. Common stock equivalents whose inclusion would have the effect of increasing earnings per share (i.e antidilutive) are excluded from the computation. Primary and fully diluted earnings per share are equivalent for all periods presented.

(4) SHAREHOLDERS' EQUITY: Changes in paid-in capital for the periods presented represent the issuances of common stock resulting from the exercise of employee stock options, as well as the Company's contributions to the Employee Stock Ownership Plan.

                                                  FORM 10-Q
                                                  JUNE 30, 1996


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Revenues

Net sales of $161,436,849 for the second quarter of 1996 increased 31.7% compared to $122,550,777 for the same period in 1995. Net sales for the first six months of 1996 were $303,062,684 compared to $231,754,353 in 1995, an increase of
30.8%. North American net sales grew 25% versus the second quarter of 1995, while second quarter international net sales grew 41% compared to the same period last year. The increases are attributable to continued strong worldwide demand for the Company's products across fast-growing core markets, including computer networking, internetworking equipment and point-of-sale devices, as well as what the Company believes is an increasing awareness by computer users of the consequences of data loss and hardware damage which can be caused by power problems. The Company continues to experience increased sales growth in emerging international markets as international sales (excluding Canada) comprised 34.1% of net sales in the first six months of 1996 compared to 32.0% in the first six months of 1995.

Cost of Goods Sold

Cost of goods sold was $94,098,786 or 58.3% of net sales in the second quarter of 1996 compared to $65,084,353 or 53.1% in the second quarter of 1995. Cost of goods sold for the first six months of 1996 was $177,539,535 or 58.6% compared to $121,697,126 or 52.5% in 1995. The gross margin erosion from 1995 to 1996 was primarily attributable to several factors, including but not limited to: increased reserves for potential excess inventories in light of the on-going product transition occurring within the Smart-UPS(R) product family; a shift in product sales mix from the high-end Smart-UPS products to the lower margin Smart-UPS v/s products offset by a favorable margin impact of increasing sales of third generation Smart-UPS products; reduced average selling prices resulting from sales discounting, particularly relating to the Smart-UPS product transition; and increased indirect manufacturing costs associated with additional indirect manufacturing personnel and other costs incurred to support manufacturing infrastructure expansion and a transition toward more specific product-focused factories.

Operating Expenses

Operating expenses include Selling, General and Administrative and Research and Development expenses.

Selling, General and Administrative expenses increased to $36,112,221 or 22.4% of net sales for the second quarter of 1996 compared to $28,088,364 or 22.9% of net sales for the second quarter of 1995. The decrease as a percentage of sales for the three month period is attributable to certain fixed SG&A expenses spread over a higher revenue base in 1996. Selling, General and Administrative expenses were $68,410,049 or 22.6% of net sales for the first six months of 1996 compared to $51,111,789 or 22.1% of net sales for 1995. The increase was due primarily to costs associated with increased advertising and promotional costs, as well as costs associated with increased staffing of sales and other related positions both domestically and internationally. The allowance for bad debts increased from 8.9% of accounts receivable at December 31, 1995 to 9.6% at June 30, 1996 as a result of additional bad debt provisioning charged to operating expenses. The Company has experienced and continues to experience very strong collection performance from its accounts receivable with balances outstanding over 60 days representing 4.3% and 5.8% of total receivables at June 30, 1996 and December 31, 1995, respectively. Write-offs of uncollectible accounts have historically represented less than 1% of total receivable balances. A majority of international customer balances are covered by receivables insurance. The increase in bad debt reserves was primarily attributable to increased international sales, particularly in regions not covered by the Company's receivables insurance, as well as discretionary increases in the Company's bad debt provision during the first six months of 1996 to cover potential exposure in identified customer accounts.

Research and Development expenses were $3,506,576 or 2.2% of net sales and $3,382,282 or 2.8% of net sales for the second quarter of 1996 and 1995, respectively. Research and Development expenses for the first six months of 1996 were $7,226,048 or 2.4% of net sales compared to $6,131,461 or 2.6% of net sales in 1995. The increased research and development spending primarily reflects increased numbers of software and hardware engineers and costs associated with new product development and engineering support, while the decrease as a percentage of sales for the six month period is attributable to certain fixed R&D expenses spread over a higher revenue base in 1996.

Other Income (Expenses) and Income Taxes

Interest income increased by 301.2% and 92.9% for the three months and six months ended June 30, 1996 compared to the same periods in 1995. The increase is primarily attributable to higher average cash balances available for investment during the second quarter and first six months of 1996.

The Company's effective tax rate was approximately 33.5% for both the periods ended June 30, 1996 and 1995.

                                                  FORM 10-Q
                                                  JUNE 30, 1996


LIQUIDITY AND CAPITAL RESOURCES

Working capital at June 30, 1996 was $262,020,772 compared to $226,457,935 at December 31, 1995. The Company has been able to increase its working capital position as the result of continued strong operating results and despite internally financing the capital investment of the expansion of its operations. The Company's cash position rose approximately $58.1 million, or 149%, to $97.1 million at June 30, 1996.

Worldwide inventories were $115,987,402 at June 30, 1996 compared to $147,541,053 at December 31, 1995. Inventory levels have decreased as a result of the Company's concerted efforts to reduce inventory levels as a percentage of sales. Inventory levels as a percentage of quarterly sales have declined from 97% in the first quarter of 1996 to 72% in the second quarter of 1996. The total inventory reserves at June 30, 1996 were $10.5 million compared to $6.5 million at December 31, 1995. The increased inventory reserves have been provided primarily to cover the potential loss exposure that may result from excess inventories as the demand for second generation products diminishes. Second generation Smart-UPS represented approximately 6% of total inventories at June 30, 1996. The Company's reserve estimate methodology involves quantifying the total inventory position having potential loss exposure, reduced by an amount reasonably forecasted to be sold, and adjusting its interim reserve provisioning to cover the net loss exposure.

During the first quarter of 1996, the Company announced that the Board of Directors had authorized the repurchase of up to $15 million worth of the Company's outstanding Common Stock. The objective of the repurchase program is to offset potential dilution of earnings per share which may result from employee stock programs. The Company repurchased approximately $1.5 million of its common shares during the second quarter of 1996.

Capital investment for the first six months of 1996 consisted primarily of manufacturing and office equipment. The nature and level of capital spending was made to improve manufacturing capabilities and to support the increased selling, marketing and administrative efforts necessitated by the Company's significant growth. Net capital expenditures were financed from available operating cash. The Company had no material capital commitments at June 30, 1996, except for a commitment to purchase certain software and related hardware to replace its current enterprise-wide manufacturing, distribution and financial applications. The cost of the software licenses, project consulting and hardware requirements will be approximately $5 million. The implementation of the new system began during the third quarter of 1996.

The Company's Ireland facility is providing manufacturing and technical support in order to better service the Company's markets in Europe, the Middle East, Africa and Russia. In February 1994, the Company executed an agreement with the Industrial Development Authority of Ireland ("IDA") under which the Company will receive grant monies equal to 40% of the costs incurred for machinery, equipment and building improvements for the Galway facility. The maximum amount attainable under the agreement is approximately $13.1 million. The grant monies would be repayable, in whole or in part, should (1) the Company fail to meet certain employment goals established under the agreement which are to be achieved over a five year implementation period and/or (2) the Company discontinues operations in Ireland prior to the termination of the agreement. The agreement terminates eight years from the date of the last claim made by the Company for grant monies. The total cumulative amount of capital grant claims submitted through June 30, 1996 was approximately $9.3 million. The total cumulative amount of capital grants received through June 30, 1996 amounted to approximately $6.1 million.

Under a separate agreement with the IDA, the Company will also receive up to $3,000 per new employee hired for the direct reimbursement of training costs. The total cumulative amount of training grant claims submitted through June 30, 1996 was approximately $1.9 million. The total cumulative amount of training grants received through June 30, 1996 amounted to approximately $700,000.

The Company continues to investigate potential sites for manufacturing expansion in international locations. The Company began establishing a manufacturing operation in the Philippines during the second quarter of 1996. The Company purchased and improved a 70,000 square foot facility for approximately $1.5 million which was financed from operating cash. Capital expenditures for the Philippines expansion are estimated to be $5.0 million for 1996 and will be financed from operating cash and, if needed, short-term borrowings.

Management believes that current internal cash flows together with available cash and short-term investments, available credit facilities or, if needed, the proceeds from the sale of additional equity, would provide sufficient financing support for capital spending needs and other working capital requirements for the foreseeable future. At June 30, 1996, the Company had available for future borrowings $50 million under an unsecured line of credit agreement at a floating interest rate equal to the bank's cost of funds rate plus 0.625% and an additional $15 million under an unsecured line of credit agreement with a second bank at a similar interest rate. No borrowings were outstanding under these facilities at June 30, 1996. Additionally, the Company has no significant financial commitments outstanding other than those required in the normal course of business.

Foreign Currency Activity
During the fourth quarter of 1994, the Company began invoicing its customers in Great Britain, France and Germany in their respective local currencies. During the second quarter of 1996, the Company began invoicing certain of its Japan customers in Yen. Realized and unrealized transaction gains or losses are included in the results of operations and are measured based upon the effect of changes in exchange rates on the actual or expected amount of functional currency cash flows. Transaction gains and losses were not material to the results of operations during the second quarter and first six months of 1996 and 1995.

At June 30, 1996, the Company's unhedged foreign currency accounts receivable, by currency, were as follows:

     British Pounds - 2,978,000 (approx. US$4,625,000)
     French Francs - 13,865,000 (approx. US$2,675,000)
     German Marks - 5,729,000 (approx. US$3,770,000)
     Japanese Yen - 15,244,000 (approx. US$140,000)

Total gross accounts receivable at June 30, 1996 was approximately $95,406,000. The Company had non-trade receivables of 2,800,000 Irish Pounds (approximately US$4,490,000), as well as Irish Pound denominated liabilities of 4,307,000 (approximately US$6,900,000). The Company also had liabilities denominated in various European currencies of US$1,550,000, as well as Yen denominated liabilities of approximately US$20,000.

The Company continually reviews its foreign exchange exposure and considers various risk management techniques including the netting of foreign currency receipts and disbursements, rate protection agreements with customers/vendors and derivatives arrangements, including foreign exchange contracts. The Company presently does not utilize rate protection agreements or derivatives arrangements.

The Company's rationale for not hedging its foreign currency risk exposure through derivatives arrangements is based on the assessment that the net foreign currency position was not material to the financial condition or results of operations of the Company at June 30, 1996 and, to a lesser degree, an assessment that the risk of loss from exchange rate fluctuations was not material based upon available forecasts of short-term exchange rate movements for the currencies noted above.

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

                                                  FORM 10-Q
                                                  JUNE 30, 1996


PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on June 13, 1996 at which the shareholders of the Company approved the following:

(i) by a vote of 83,114,998 shares in favor, 1,603,706 shares opposed and 781,728 abstaining, the number of directors was fixed at five.

(ii) the following persons (with vote results) were elected to serve another term as Directors of the Company:

                              For       Withheld

    Rodger B. Dowdell, Jr.  84,492,413    1,008,019
    James D. Gerson         84,551,989      948,443
    Emanuel E. Landsman     84,458,121    1,042,311
    Ervin F. Lyon           84,491,703    1,008,729
    Neil E. Rasmussen       84,490,393    1,010,039

(iii) by a vote of 85,065,672 shares in favor, 145,516 shares opposed and 289,244 shares abstaining, the ratification of the selection of the firm of KPMG Peat Marwick LLP as auditors for the fiscal year ending December 31, 1996.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8 - K

(A)  EXHIBITS:

EXHIBIT NO. 11 - COMPUTATION OF EARNINGS PER SHARE (PAGE 14)
EXHIBIT NO. 27 - FINANCIAL DATA SCHEDULE


(B)  REPORTS ON FORM 8-K

NO REPORT ON FORM 8-K WAS FILED BY AMERICAN POWER CONVERSION
CORPORATION DURING THE QUARTER ENDED JUNE 30, 1996.

                                                  FORM 10-Q
                                                  JUNE 30, 1996


                           SIGNATURES


      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT
OF  1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED
ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


              AMERICAN POWER CONVERSION CORPORATION


                       /s/ Donald M. Muir
                -----------------------------------
                                            Date: August 13, 1996
                         Donald M. Muir
                     CHIEF FINANCIAL OFFICER
          (PRINCIPAL ACCOUNTING AND FINANCIAL OFFICER)