Form 10-Q
period 1996-09-30
AMERICAN POWER CONVERSION CORPORATION
filed 1996-11-14
CIK 835910

                            FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON D.C. 20549


(Mark One)
(X)   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended September 30, 1996

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
 (STATE OR OTHER JURISDICTION OF   (I.R.S. EMPLOYER IDENTIFICATION
 INCORPORATION OR ORGANIZATION)                  NO.)


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

                      YES  [ X ]    NO  [   ]

THE  NUMBER  OF  SHARES  OUTSTANDING OF THE  REGISTRANT'S  COMMON
STOCK, $.01 PAR VALUE, ON NOVEMBER 5, 1996 WAS 94,539,927 SHARES.

                                                  FORM 10-Q
                                                  SEPTEMBER 30, 1996


     AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

                              INDEX


                                                         PAGE NO.

 PART I - FINANCIAL INFORMATION:

 ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS:

              CONSOLIDATED CONDENSED BALANCE SHEETS -
              SEPTEMBER 30, 1996 (UNAUDITED) AND          3 - 4
              DECEMBER 31, 1995

              CONSOLIDATED CONDENSED STATEMENTS OF
              INCOME - NINE MONTHS AND THREE MONTHS ENDED   5
              SEPTEMBER 30, 1996 AND 1995 (UNAUDITED)

              CONSOLIDATED CONDENSED STATEMENTS OF CASH
              FLOWS - NINE MONTHS AND THREE MONTHS
              ENDED SEPTEMBER 30, 1996 AND 1995
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

                                                  FORM 10-Q
                                                  SEPTEMBER 30, 1996

PART I - CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

ITEM 1 - FINANCIAL STATEMENTS

     AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED BALANCE SHEETS

                             ASSETS

                                           SEPTEMBER         DECEMBER
                                           30, 1996          31, 1995
                                          (UNAUDITED)

 Current assets:
 Cash and cash equivalents                 $146,532,480     $39,039,735
 Accounts receivable,
   less allowance for doubtful accounts
   of $9,948,000 in 1996 and $6,920,000
   in 1995                                  102,318,012      71,199,105
 Inventories:
   Raw materials                             63,307,000      62,495,212
   Work-in-process and finished goods        47,435,799      85,045,841
 Total inventories                          110,742,799     147,541,053

 Prepaid expenses and other current assets   12,204,866       9,277,986

 Deferred income taxes                       18,766,000      11,323,000

 Total current assets                       390,564,157     278,380,879

 Property, plant and equipment:
   Land, buildings and improvements          18,077,875      15,973,746
   Machinery and equipment                   58,508,001      51,353,043
   Office equipment and furniture            21,652,391      17,860,365
   Purchased software                         6,972,069       4,160,439

                                            105,210,336      89,347,593

 Less accumulated depreciation and
  amortization                               31,147,512      22,144,085

 Net property, plant and equipment           74,062,824      67,203,508

 Other assets                                 1,160,811       1,003,452


 Total assets                              $465,787,792    $346,587,839


   SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL
                           STATEMENTS

                                                  FORM 10-Q
                                                  SEPTEMBER 30, 1996


     AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
        CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)

              LIABILITIES AND SHAREHOLDERS' EQUITY

                                          SEPTEMBER       DECEMBER
                                           30, 1996       31, 1995
                                         (UNAUDITED)

 Current liabilities:
 Accounts payable                       $47,119,052   $26,406,283
 Accrued expenses                         9,272,608     5,790,421
 Accrued compensation                    11,774,014     6,472,255
 Accrued sales and marketing programs    14,076,296     6,780,595
 Accrued pension contributions            4,696,354     4,677,639
 Income taxes payable                    14,092,404     1,795,751

 Total current liabilities              101,030,728    51,922,944

 Deferred income tax liability           6,222,000      4,899,000

 Total liabilities                     107,252,728     56,821,944

 Shareholders' equity:
 Common stock, $.01 par value;
   Authorized 200,000,000 shares;
   Issued 94,290,804 shares in 1996,
   93,270,933 shares in 1995               942,908        932,709
 Additional paid-in capital             45,214,243     37,122,872
 Retained earnings                     313,929,176    251,710,314
 Treasury stock, 125,000 shares, at
   cost                                 (1,551,263)             -

 Total shareholders' equity            358,535,064    289,765,895

 Total liabilities
   and shareholders' equity           $465,787,792   $346,587,839




   SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL
                           STATEMENTS

                                                  FORM 10-Q
                                                  SEPTEMBER 30, 1996


     AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                           (UNAUDITED)

                             NINE MONTHS ENDED       THREE MONTHS ENDED
                               SEPTEMBER 30,           SEPTEMBER 30,
                             1996         1995         1996        1995


 Net sales               $496,818,057 $373,747,703 $193,755,373 $141,993,350

 Cost of goods sold       289,311,462  204,446,667  111,771,927   82,749,541

 Gross profit             207,506,595  169,301,036   81,983,446   59,243,809

 Operating expenses:
 Research and development  10,683,151    9,351,018    3,457,103    3,219,557
 Selling, general
  and administrative      106,626,716   81,323,937   38,216,667   30,212,148

 Total operating expenses 117,309,867   90,674,955   41,673,770   33,431,705

 Operating income          90,196,728   78,626,081   40,309,676   25,812,104

 Other income
  (deductions):
   Interest income          3,363,742      995,169    1,652,652      108,305
   Interest expense                 -     (227,231)           -     (203,606)
   Other income(expenses)       1,392      (26,220)      (6,288)      41,637

 Earnings before
  income taxes             93,561,862   79,367,799   41,956,040   25,758,440

 Income taxes              31,343,000   26,588,000   14,055,000    8,629,000

 Net income               $62,218,862  $52,779,799  $27,901,040  $17,129,440

 Earnings per share           $   .66      $   .56       $  .30      $   .18

 Weighted average
 shares outstanding        93,994,887   93,492,265   94,401,094   93,765,475






   SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL
                           STATEMENTS

                                                  FORM 10-Q
                                                  SEPTEMBER 30, 1996


     AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)

                               NINE MONTHS ENDED       THREE MONTHS ENDED
                                 SEPTEMBER 30,            SEPTEMBER 30,
                                1996        1995        1996        1995
 Cash flows from operating
 activities:
 Net income                  $62,218,862  $52,779,799  $27,901,040  $17,129,440
 Adjustments to reconcile
  net income to net
  cash provided by (used
  in) operating activities:
 Depreciation and
  amortization                 9,003,427    6,018,054    3,558,682    1,455,974
 Provision for losses on
  accounts receivable          3,188,000    3,000,000      910,000    1,698,000
 Provision for deferred
  taxes                       (6,120,000)  (4,911,000)  (3,699,000)  (1,208,000)
 Increase in accounts
  receivable                 (34,306,907) (20,023,683) (17,020,240)  (4,085,851)
 (Increase) decrease in
  inventories                 36,798,254  (61,328,271)   5,244,603    3,669,766
 (Increase) decrease in
  prepaid expenses and
  other current assets        (2,926,880)  (1,849,692)    (981,476)   1,970,328
 (Increase) decrease in
  other assets                  (157,359)     (60,500)     (19,098)       3,601
 Increase (decrease) in
  accounts payable            20,712,769   (6,587,660)  18,505,335  (14,218,109)
 Increase in accrued
  accrued expenses            16,098,362    3,310,946    9,279,906    3,293,703
 Increase in income taxes
  payable                     12,296,653    3,215,849   10,706,572      796,718

 Net cash provided by (used
  in) operating activities   116,805,181  (26,436,158)  54,386,324   10,505,570

 Cash flows from investing
  activities:
 Capital expenditures, net
  of capital grants          (15,862,743) (19,855,738)  (7,157,018)  (3,934,287)
 Proceeds from sale of
  equipment                            -      130,310            -            -
 Sales/maturities of short-
  term investments                     -   13,707,529            -            -
 Purchases of short-term
  investments                          -     (802,800)           -            -

 Net cash used in investing
  activities                 (15,862,743)  (6,820,699)  (7,157,018)  (3,934,287)

 Cash flows from financing
 activities:
 Line of credit borrowings,
  net of repayments                    -    8,370,000            -     (130,000)
 Issuances of common stock     8,101,570    6,519,006    2,242,055    1,066,111
 Purchases of common  stock   (1,551,263)           -      (65,004)           -

 Net cash provided by
  financing activities         6,550,307   14,889,006    2,177,051      936,111

 Net increase (decrease) in
  cash and cash equivalents  107,492,745  (18,367,851)  49,406,357    7,507,394

 Cash and cash equivalents
  at beginning of period      39,039,735   29,072,717   97,126,123    3,197,472

 Cash and cash equivalents
  at end of period          $146,532,480  $10,704,866 $146,532,480  $10,704,866

The Company paid approximately $25,166,000 and $29,698,000 for income taxes for the nine month periods ended September 30, 1996 and 1995, respectively. During the first nine months of 1995, changes in unrealized holding losses on short-term investments resulted in increases to shareholders' equity and to short-term investments of $497,000.


   SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL
                           STATEMENTS

                                                  FORM 10-Q
                                                  SEPTEMBER 30, 1996



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

                                                  FORM 10-Q
                                                  SEPTEMBER 30, 1996


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Revenues

Net sales were $193,755,373 for the third quarter of 1996, an increase of 36.5% compared to $141,993,350 for the same period in 1995. Net sales for the first nine months of 1996 were $496,818,057 compared to $373,747,703 in 1995, an increase of
32.9%. The Company experienced solid worldwide growth across all major products and geographies during the third quarter of 1996. North American net sales grew 32% versus the third quarter of 1995, while third quarter international net sales grew 44%
compared  to  the  same  period last  year.   The  increases  are
attributable to continued strong worldwide demand for the Company's products across fast-growing core markets, including computer networking, internetworking equipment and point-of-sale devices, as well as what the Company believes is an increasing awareness by computer users of the consequences of data loss and hardware damage which can be caused by power problems. The Company continues to experience increased sales growth in emerging international markets as international sales (excluding Canada) comprised 36.0% of net sales in the first nine months of 1996 compared to 33.9% in the first nine months of 1995.

Cost of Goods Sold

Cost of goods sold was $111,771,927 or 57.7% of net sales in the third quarter of 1996 compared to $82,749,541 or 58.3% in the third quarter of 1995. Cost of goods sold for the first nine months of 1996 was $289,311,462 or 58.2% of net sales compared to $204,446,667 or 54.7% in 1995. Although gross margins eroded from the first nine months of 1995 to the comparable period in 1996, gross margins improved during the third quarter of 1996 over the third quarter of 1995. The year-to-date gross margin erosion was primarily attributable to several factors, including but not limited to: increased reserves for potential excess inventories in light of the product transition which occurred within the Smart-UPS(R) product family; a shift in product sales mix from the high-end Smart-UPS products to the lower margin
Smart-UPS v/s products offset by a favorable margin impact of increasing sales of third generation Smart-UPS products; and increased indirect manufacturing costs associated with additional indirect manufacturing personnel and other costs incurred to support manufacturing infrastructure expansion and a transition toward more specific product-focused factories. The third quarter 1996 gross margin improvement over last year was primarily attributable to improving average selling prices and reduced inventory reserve provisioning.

Operating Expenses

Operating expenses include selling, general and administrative and research and development expenses.

Selling, general and administrative (SG&A) expenses were $38,216,667 or 19.7% of net sales for the third quarter of 1996 compared to $30,212,148 or 21.3% of net sales for the third quarter of 1995. For the first nine months of 1996, SG&A expenses were $106,626,716 or 21.5% of net sales compared to $81,323,937 or 21.8% of net sales for 1995. The increases in spending for the three and nine month periods in 1996 over last year were due primarily to costs associated with increased advertising and promotional costs, as well as costs associated with increased staffing of sales and other related positions both domestically and internationally. The decreases in SG&A expenses as a percentage of sales for the three and nine month periods during 1996 over last year is attributable to certain fixed SG&A expenses spread over a higher revenue base in 1996. The allowance for bad debts at September 30, 1996 was 8.9% of accounts receivable, unchanged from 8.9% at December 31, 1995. The Company has experienced and continues to experience very strong collection performance with accounts receivable balances outstanding over 60 days representing 4.7% and 5.8% of total receivables at September 30, 1996 and December 31, 1995, respectively. Write-offs of uncollectible accounts have historically represented less than 1% of total receivable balances. A majority of international customer balances are covered by receivables insurance.

Research and development expenses were $3,457,103 or 1.8% of net sales and $3,219,557 or 2.3% of net sales for the third quarter of 1996 and 1995, respectively. Research and development expenses for the first nine months of 1996 were $10,683,151 or 2.2% of net sales compared to $9,351,018 or 2.5% of net sales in 1995. The increased research and development spending primarily reflects increased numbers of software and hardware engineers and costs associated with new product development and engineering support, while the decrease as a percentage of sales for the nine month period is attributable to certain fixed R&D expenses spread over a higher revenue base in 1996.

Other Income (Expenses) and Income Taxes

Interest income increased by 1,425.9% and 238.0% for the three months and nine months ended September 30, 1996 compared to the same periods in 1995. The increase is primarily attributable to higher average cash balances available for investment during the third quarter and first nine months of 1996.

The Company's effective tax rate was approximately 33.5% for both the  three-month and nine-month periods ended September 30,  1996 and 1995.


LIQUIDITY AND CAPITAL RESOURCES

Working capital at September 30, 1996 was $289,533,429 compared to $226,457,935 at December 31, 1995. The Company has been able to increase its working capital position as the result of continued strong operating results and despite internally financing the capital investment of the expansion of its operations. The Company's cash position rose approximately $107.5 million, or 275%, to $146.5 million at September 30, 1996 compared to December 31, 1995.

Worldwide inventories were $110,742,799 at September 30, 1996 compared to $147,541,053 at December 31, 1995. Inventory levels have decreased as a result of the Company's concerted efforts to reduce inventory levels as a percentage of sales. Inventory levels as a percentage of quarterly sales have declined from 104% in the fourth quarter of 1995 to 57% in the third quarter of 1996. The total inventory reserves at September 30, 1996 were $12.1 million compared to $6.5 million at December 31, 1995. The increased inventory reserves have been provided primarily to cover the potential loss exposure that may result from excess inventories as the demand for second generation products diminishes. Second generation Smart-UPS represented approximately 6% of total inventories at September 30, 1996. The Company's reserve estimate methodology involves quantifying the total inventory position having potential loss exposure, reduced by an amount reasonably forecasted to be sold, and adjusting its interim reserve provisioning to cover the net loss exposure.

During the first quarter of 1996, the Company announced that the Board of Directors had authorized the repurchase of up to $15 million worth of the Company's outstanding Common Stock. The objective of the repurchase program is to offset potential dilution of earnings per share which may result from employee stock programs. The Company has repurchased approximately $1.6 million of its common shares as of September 30, 1996.

Capital investment for the first nine months of 1996 consisted primarily of manufacturing and office equipment. The nature and level of capital spending was made to improve manufacturing capabilities and to support the increased selling, marketing and administrative efforts necessitated by the Company's significant growth. Net capital expenditures were financed from available operating cash. The Company had no material capital commitments at September 30, 1996, except for a commitment to purchase certain software and related hardware to replace its current enterprise-wide manufacturing, distribution and financial applications. The cost of the software licenses, project consulting and hardware requirements will be approximately $6 million. The implementation of the new system began during the third quarter of 1996.

The Company's Ireland facility is providing manufacturing and technical support in order to better service the Company's markets in Europe, the Middle East, Africa and Russia. In February 1994, the Company executed an agreement with the Industrial Development Authority of Ireland ("IDA") under which the Company will receive grant monies equal to 40% of the costs incurred for machinery, equipment and building improvements for the Galway facility. The maximum amount attainable under the agreement is approximately $13.1 million. The grant monies would be repayable, in whole or in part, should (1) the Company fail to meet certain employment goals established under the agreement which are to be achieved over a five year implementation period and/or (2) the Company discontinues operations in Ireland prior to the termination of the agreement. The agreement terminates eight years from the date of the last claim made by the Company for grant monies. The total cumulative amount of capital grant claims submitted through September 30, 1996 was approximately $9.5 million. The total cumulative amount of capital grants received through September 30, 1996 amounted to approximately $6.1 million.

Under a separate agreement with the IDA, the Company will also receive up to $3,000 per new employee hired for the direct reimbursement of training costs. The total cumulative amount of training grant claims submitted through September 30, 1996 was approximately $2.0 million. The total cumulative amount of training grants received through September 30, 1996 amounted to approximately $.7 million.

The   Company  continues  to  investigate  potential  sites   for
manufacturing expansion in international locations. The Company began establishing a manufacturing operation in the Philippines during the second quarter of 1996. The Company purchased and improved a 70,000 square foot facility for approximately $1.5 million which was financed from operating cash. The Company is currently pursuing a second location in the Philippines. Capital expenditures for the Philippines expansion are estimated to be $6-7 million for 1996 and will be financed from operating cash and, if needed, short-term borrowings.

Management believes that current internal cash flows together with available cash, available credit facilities or, if needed, the proceeds from the sale of additional equity, would provide sufficient financing support for capital spending needs and other working capital requirements for the foreseeable future. At September 30, 1996, the Company had available for future borrowings $50 million under an unsecured line of credit agreement at a floating interest rate equal to the bank's cost of funds rate plus .625% and an additional $15 million under an unsecured line of credit agreement with a second bank at a similar interest rate. No borrowings were outstanding under these facilities at September 30, 1996. Additionally, the Company has no significant financial commitments outstanding other than those required in the normal course of business.

Foreign Currency Activity
During the fourth quarter of 1994, the Company began invoicing its customers in Great Britain, France and Germany in their respective local currencies. During the second quarter of 1996, the Company began invoicing certain of its Japan customers in Yen. Realized and unrealized transaction gains or losses are included in the results of operations and are measured based upon the effect of changes in exchange rates on the actual or expected amount of functional currency cash flows. Transaction gains and losses were not material to the results of operations during the third quarter and first nine months of 1996 and 1995.

At September 30, 1996, the Company's unhedged foreign currency accounts receivable, by currency, were as follows:

     British Pounds - 2,721,000 (approx. US$4,225,000)
     French Francs - 10,768,000 (approx. US$2,090,000)
     German Marks -   5,565,000 (approx. US$3,660,000)
     Japanese Yen - 349,233,000 (approx. US$3,325,000)

Total gross accounts receivable at September 30, 1996 was approximately $112,266,000. The Company had non-trade receivables of 2,960,000 Irish Pounds (approximately US$4,725,000), as well as Irish Pound denominated liabilities of 4,850,000 (approximately US$7,750,000). The Company also had liabilities denominated in various European currencies of US$1,630,000, as well as Yen denominated liabilities of approximately US$20,000.

The Company continually reviews its foreign exchange exposure and considers various risk management techniques including the netting of foreign currency receipts and disbursements, rate protection agreements with customers/vendors and derivatives arrangements, including foreign exchange contracts. The Company presently does not utilize rate protection agreements or derivatives arrangements.

The Company's rationale for not hedging its foreign currency risk exposure through derivatives arrangements is based on the assessment that the net foreign currency position was not material to the financial condition or results of operations of the Company at September 30, 1996 and, to a lesser degree, an assessment that the risk of loss from exchange rate fluctuations was not material based upon available forecasts of short-term exchange rate movements for the currencies noted above.

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

                                                  FORM 10-Q
                                                  SEPTEMBER 30, 1996


PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8 - K

(A)  EXHIBITS:

EXHIBIT NO. 11 - COMPUTATION OF EARNINGS PER SHARE (PAGE 14)
EXHIBIT NO. 27 - FINANCIAL DATA SCHEDULE

(B)  REPORTS ON FORM 8-K

NO REPORT ON FORM 8-K WAS FILED BY AMERICAN POWER CONVERSION
CORPORATION DURING THE QUARTER ENDED SEPTEMBER 30, 1996.

                                                  FORM 10-Q
                                                  SEPTEMBER 30, 1996


                           SIGNATURES


      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT
OF  1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED
ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


              AMERICAN POWER CONVERSION CORPORATION


                       /s/ Donald M. Muir
                 --------------------------------

                                           Date: November 8, 1996
                         Donald M. Muir
                     CHIEF FINANCIAL OFFICER
          (PRINCIPAL ACCOUNTING AND FINANCIAL OFFICER)