Form 10-K
period 1996-12-31
AMERICAN POWER CONVERSION CORPORATION
filed 1997-03-25
CIK 835910

                           ANNUAL REPORT ON FORM 10-K
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [FEE REQUIRED]
       For the fiscal year ended December 31, 1996

                                       or

[   ]  TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
       EXCHANGE ACT OF 1934  [NO FEE REQUIRED]
       For the transition period from __________________ to _________________

                         Commission File number 1-12432

                      AMERICAN POWER CONVERSION CORPORATION
             (Exact name of Registrant as specified in its charter)

                MASSACHUSETTS                      04-2722013
       (State or Other Jusrisdiction of         (I.R.S. Employer
        Incorporation or Organization)         Identification No.)

             132 FAIRGROUNDS ROAD, WEST KINGSTON, RHODE ISLAND 02892
                                  401-789-5735
          (Address and telephone number of Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Act:
              Title of Each Class            Name of Each Exchange on
                 Common Stock,                   Which Registered
                $.01 par value                Pacific Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
K or any amendment to this Form 10-K.   [  ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant on February 27, 1997 was approximately $1,578,822,000 based on the price of the last reported sale as reported by the NASDAQ Stock Market on February 27, 1997. The number of shares outstanding of the Registrant's Common Stock on February 27, 1997 was 94,920,771.

Documents Incorporated by Reference
Portions of the Registrant's definitive Proxy Statement in connection with the Annual Meeting of the Shareholders to be held on April 21, 1997 are incorporated by reference in Part III hereof.

               = Exhibit Index on Sequentially Numbered Page 39 =

                                     Part I
Item 1. Description of Business
The Company
American Power Conversion Corporation and its subsidiaries (the "Company") designs, develops, manufactures, and markets a line of uninterruptible power supply products ("UPS"), electrical surge protection devices ("Surge"), power conditioning products, and associated software and accessories for use with personal computers, engineering work stations, file servers, communications and internetworking equipment, and a variety of other sensitive electronic devices which rely on electric utility power. The variation or interruption of power to sensitive parts of a computer system may damage or destroy important data or the computer's set of operating instructions. The Company's UPS products provide protection from disturbances in the smooth flow of power while utility power is available and provide automatic, virtually instantaneous backup power in the event of a loss of utility power. The backup power lasts for a sufficient period of time (from 5 minutes to several hours) to enable the user to continue computer operations or conduct an orderly shutdown of the protected equipment and preserve data. The Company's surge and power management devices provide protection from electrical power surges and noise in the flow of utility power.

The Company markets its products to business users around the world through a variety of distribution channels, including computer distributors and dealers, mass merchandisers, catalog merchandisers, and private label accounts. The Company believes that the proprietary design of its products, its strict quality control systems, and its automated production equipment enable it to provide customers with high-performance, cost-effective products and are primarily responsible for its high rate of growth and its leadership in the markets it serves.

The Company was incorporated under the laws of the Commonwealth of Massachusetts on March 11, 1981. The Company's executive offices are located at 132 Fairgrounds Road, West Kingston, RI 02892 and its telephone number is (401) 789-5735.

Market Overview
The UPS industry's growth is the result of the rapid proliferation of microprocessor-based equipment and related systems in the corporate marketplace as well as in small business and home environments. Personal computers ("PCs") have become an integral part of the overall business strategy of many organizations and are now the workstation of choice in most office environments as well as in many technical and manufacturing settings. Businesses continue to change their computer configurations from mainframe and remote terminals to linked PCs in local area networks ("LANs"). PCs have become increasingly important and it has become necessary to ensure that data stored in, and operating instructions for, PCs are protected from fluctuations in utility power. Businesses are also becoming aware of the need to protect devices such as hubs, routers, bridges, and other "smart" devices that manage and interconnect networks. In addition to the demand that traditional server-based networks create for UPSs, the growth opportunities from the proliferation of peer-to-peer networks (where intelligence is distributed among all the devices in a network rather than a single server) and wide-area networks (such as the Internet) will further stimulate UPS demand.

The Company believes that the increasing awareness of the costs associated with poor power quality has increased demand for power protection products. Complete failures ("blackouts"), surges ("spikes"), or sags ("brownouts") in the electrical power supplied by a utility can cause computers and related electronic systems to malfunction, resulting in costly downtime, damaged or lost data files, and damaged hardware. A UPS protects against these power disturbances by providing continuous power automatically and virtually instantaneously after the electric power supply is interrupted, as well as line filtering and protection against surges or sags while the electric utility is operating. An uninterruptible power source can draw on the energy stored in its internal battery to provide continuous, surge-free, computer power. Power quality in many international regions often results in varied levels of distortions and, as a result, these areas provide the Company with significant opportunities for its products.

After introducing an entirely new Smart-UPSr product line in 1995, the Company re-focused sales efforts back to the server segment of the market. Major trends affecting the Company's business in 1996 included growth of the Internet and associated web servers, the growth of networking and PCs in international geographies and emerging markets, the onset of electronic commerce, and the commoditization of the server market. The Company's goal is to leverage these trends, to target the sales of UPS to new servers, to have the product and presence to succeed in new geographies and to continue to position itself as the UPS and power solution provider of choice. The Company also continues to target promotional efforts at the Small Office, Home Office (SOHO) market which it has identified as a growth opportunity for the future and continues to target industries that are becoming more dependent on electronic systems, such as the telecommunications industry, as potential market growth opportunities. The Company believes that the overall penetration by UPS products of the server market is approximately 70% and of the PC market remains less than 10%.

Products
The Company's strategy has been to design and manufacture products which incorporate high-performance and quality at competitive prices. In addition, certain products are designed to be aesthetically pleasing and appropriate for use in an office environment. The products are engineered and extensively tested for compatibility with many common PCs and small minicomputers.

Each of the Company's UPS products contains the following elements necessary to perform its function:
    Surge  suppressors  and  noise filters for protection  from  surges  in utility power;
    A rechargeable battery to provide backup power;
    An inverter to convert battery power to usable AC current;
    A battery charger;
    An  automatic high-speed switch to transfer to backup power on loss  of utility power; and
    Sensors,   control  circuits,  and  indicators  to  properly   sequence
     operation and provide status information to the user.

Each of the Company's power conditioning products contains the following elements necessary to perform its function:
    A  multi-level tap changing autotransformer that rapidly adjusts output voltage to compensate for line voltage fluctuations;
    Surge  suppressors  and  noise filters for protection  from  surges  in utility power; and
    Sensors,   control  circuits,  and  indicators  to  properly   sequence
     operation and provide status information to the user.

Each of the Company's surge protection products contains the following elements necessary to perform its function:
    Surge  suppressors  and  noise filters for protection  from  surges  in utility power; and
    Sensors,   control   circuits,  and  indicators   to   provide   status
     information to the user.

The Company currently manufactures over 140 standard domestic and international UPS models designed for different applications. The principal differences among the products are the amount of power which can be supplied during an outage, the length of time for which battery power can be supplied (the "hold time"), the level of intelligent network interfacing capability and the number of brownout and overvoltage correction features. The Company's present line of UPS products ranges from 200 volt-amps (suitable for a small footprint desktop PC) to 5,000 volt-amps (suitable for a minicomputer or file server cluster). The products can also support work groups utilizing either a LAN or a multi-user system consisting of a host computer and linked terminals. List prices to end-users for products ranging from 200 volt-amps to 2,200 volt-amps range from $119 to $2,997. List prices to end-users for products ranging from 3,000 volt-amps to 5,000 volt-amps range from $2,599 to $6,767. In addition to its UPS products designed for the office environment, the Company manufactures rack mount UPS products designed for use in back office and manufacturing operations. The Company offers two sizes of Line-Rr power conditioning products that have list prices to end-users of $179 and $299. The SurgeArrestr, PowerManager and ProtectNet products consist of 44 models with the principal difference among the models being the level of protection available and feature sets. List prices to end-users range from $15 to $135.

The Company also develops a family of software products under the PowerChuter plus name which provides its users with unattended shutdown capabilities, UPS power management, and diagnostic features. List prices to end-users for software products range from $69 to $399.

In addition, the Company offers a range of complimentary accessory products designed to enhance the functionality of the Company's UPS and surge protection
products.   NetShelter(TM) is a high quality, free standing rack enclosure for storing and protecting network, internetworking, and power protection equipment. Other accessories offered by the Company include Share-UPS(TM) and the SmartSlot(TM) Interface Expander for reliable shutdown of multiple servers connected to a single UPS; Measure-UPS(TM) to provide environmental and security monitoring; SmartSlot Expansion Chassis to connect multiple accessories to a single UPS; Call-UPS(TM) II to provide remote, out of band
UPS management via modem; SmartSlot Relay I/O module to integrate UPS control into dry contact environments; Control-UPS/400(TM) to monitor and manage an AS/400 system via UPS; and SwapBox(TM) to enhance UPS maintenance. List prices to end users for accessory products range from $75 to $1,999.

Service Programs
The Company provides service programs to its customers for in-warranty and out-of-warranty UPS products. The Company's standard practice is to grant a two-year limited warranty covering its UPS products. The Company offers its customers the opportunity to extend the basic warranty period, at an additional charge, an additional three years. In-warranty service programs allow customers to return their original unit for repair and, if found defective, the Company will replace the original unit with a factory reconditioned unit or, if requested, repair the original unit and return it to the customer. The extended warranty can be purchased anytime during the standard warranty period. Customers who purchase the three-year extension will enjoy warranty coverage for a total of five full years from the original UPS purchase date. For a fixed fee (varying by model), the Company will replace an out-of-warranty UPS unit with a factory reconditioned unit.

The Company has an Equipment Protection Policy (U.S. and Canada only) which provides up to $25,000 for repair or replacement of customers' hardware should a surge or lightning strike pass through a Company unit. The policy applies to all units manufactured after January 1, 1992. Other restrictions also apply. The Company's customers can also register the ProtectNet line of data line surge suppressors for a unique "Double-Up" Supplemental Equipment Protection Policy, under which the total recoverable limit under the Equipment Protection policy is doubled, up to $50,000.

The Company's products have experienced satisfactory field operating results, and warranty costs incurred to date have not had a significant impact on the Company's consolidated results of operations.

Distribution Channels
The Company markets its products through a domestic and international network of computer distributors, computer dealers, mass merchandisers, and catalog merchandisers. The Company also sells directly to some large value added resellers, which typically integrate the Company's products into specialized microcomputer systems and then market turnkey systems to selected vertical markets. The Company also sells certain selected products directly to manufacturers for incorporation into products manufactured or packaged by them. In 1996, the Company sold products to more than 1,700 customers.

In 1996 and 1995, no single customer comprised 10% or more of the Company's net sales. In 1994, sales to one customer, Ingram Micro Corporation, accounted for approximately 11% of the Company's net sales. In 1996, sales to the Company's domestic distributors, value added resellers and private label customers accounted for approximately 58%, 7%, and 3%, respectively, of the Company's net sales. In 1996, sales outside of North America constituted approximately 38% of the Company's net sales.

Sales and Marketing
The Company's sales and marketing organization is responsible for four activities: sales, marketing, customer service, and technical support. The Company's sales staff is responsible for relationships with existing distributors and dealers and developing new distribution channels, particularly in geographic areas into which the Company is expanding. The sales group conducts ongoing training and support for dealers and distributors. In order to improve the efficiency and effectiveness of the sales organization, the Company re-organized its domestic sales force in 1995 to provide a much closer focus on the customer by creating customer units dedicated to specific customer groups.

The Company has charged its sales force with providing its customers with product and service solutions to their power management needs.

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

Manufacturing, Quality Control, and Supply
The Company's manufacturing operations are located in the United States (Rhode Island and Florida), Ireland, and the Philippines. The Company believes that its long-term success depends on, among other things, its ability to control its costs. The Company utilizes state of the art automated manufacturing techniques and extensive quality control in order to minimize costs and maximize product reliability. In addition, the design of products and the commonality of parts allows for efficient circuit board component insertion, wave soldering, and in-process testing. Quality control procedures are performed at the component, sub-assembly, and finished product levels. To ensure the highest level of quality and product reliability, the Company has implemented 100% product testing at seven discrete levels in its manufacturing process. Product design and efficient manufacturing techniques have enabled the Company to keep its direct and indirect manufacturing labor costs (including incentive bonuses), as a percentage of net sales, below that of similar manufacturing companies in the electronics industry.

The Company is committed to an ongoing effort to enhance the overall productivity of its manufacturing facilities. In 1996, the Company re-organized its manufacturing efforts in its West Kingston, RI, Galway, Ireland, and Philippine locations to move towards leaner, "cell" based manufacturing processes. Such processes will be implemented in the Company's other Rhode Island facilities as well as applied to new international locations over the next several years. The primary goals of the re-organization were to increase efficiency, decrease work in process, and improve the overall quality of the Company's manufacturing processes. The Company has also adopted a "focused factories" philosophy aimed at reducing the number of products built in any given location to increase efficiency and overall quality. The Company is working toward implementing this philosophy in its manufacturing efforts worldwide.

In 1993, National Quality Assurance granted the Company its ISO 9000 quality seal. The Company's systems have been audited to the stringent ISO 9002 level at its manufacturing facilities in West Kingston and Cranston, Rhode Island and Galway, Ireland.

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

Product Development
The Company's research and development staff includes engineers and support persons who develop new products and provide engineering support for existing products. The Company's research and development efforts are also aimed at reducing cost and total cycle time and improving product and component quality. Most of these employees are located in a Billerica, Massachusetts facility and devote their efforts to research and development. Employees devoted to the improvement and development of software products are located in the West
Kingston, Rhode Island facility. The Company believes that the technical expertise of its research and development staff is very important to its growth as technological change is rapid in the UPS field.

During 1996, the Company's new product offerings included the Back-UPS Office
(TM) which was introduced in the second quarter. This product was designed to be solution specific to the end-user, especially those using the Internet. The

Company also added additional products which strengthen the Company's position as an overall network solution provider. These products include web management
capability   with   PowerChuter  plus  software,  a  network  manageable   power
distribution unit, and Masterswitch(TM), which enables a network manager to control attached loads independent of each other.

During 1995, the Company introduced 155 new products, including a major transition of its flagship product line, the Smart-UPSr, from its five year old design to a new third generation product feature set, including automatic voltage regulation and adjustment, a user-replaceable battery replacement system, and an internal accessory option slot. The Company also introduced its Back-UPSr Pro product, which was the first UPS product to be "plug & play" compatible with Windows 95, and the Smart-UPS v/s products, a line of UPS products for departmental server applications. Software product introductions included the Company's first advanced UPS/Power Management software package tailored specifically for the IBM AS/400 environment.

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

During the years ended December 31, 1996, 1995 and 1994, expenditures for the Company's research and development were $14,784,362, $13,193,037, and $9,742,553, respectively. The Company expects its research and development expenditures to remain at substantially the same level as a percentage of sales for the foreseeable future.

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

Competition
The Company believes that it is one of five global companies providing a full range of UPS products and services worldwide in the 0 to 5 kVA UPS market. The Company's principal competitors in the United States include Exide Electronics Group, Inc., Best Power, a business unit of General Signal Corporation, and Trippe Manufacturing Company. The Company also competes with a number of other companies which offer UPS products similar to the Company's products. Some of these competitors have greater financial and other resources than the Company. Furthermore, other well-established companies which manufacture and market UPS products for the mainframe and large minicomputer markets, and do not presently compete directly with the Company, could develop products competitive with those of the Company. The Company competes in the sale of its products on the basis of several factors, including product performance and quality, marketing and access to distribution channels, customer service, product design, and price.

International Operations
The Company plans to continue to expand its international marketing efforts and manufacturing operations. With a full line of internationally-positioned products already available, the Company continues to staff personnel to serve the geographical markets of interest. The Company presently utilizes third party warehouses in Australia, Japan, Canada, Singapore, the Netherlands, South Africa, and Uruguay for distribution into its international markets. The Company's primary manufacturing operations outside of the United States are located in Galway, Ireland and in the Philippines. American Power Conversion Europe, S.A.R.L., the Company's subsidiary located in France, provides sales and marketing support to customers in Europe, the Middle East, the former Soviet Union, and Africa and its revenues are in the form of commissions from the Galway operations. The Company's consolidated financial statements include the accounts of all of its wholly-owned subsidiaries.

The Company continues to investigate potential sites for manufacturing expansion in international locations. During the second quarter of 1996, the Company established a manufacturing operation in the Philippines which is operating within a designated economic zone which provides certain economic incentives, primarily in the form of tax exemptions. In 1996, this facility manufactured certain Back-UPS products sold in the Company's domestic markets. In the future, this operation will also provide manufacturing and technical support to better serve the Company's markets in the Asia Pacific region. In January 1997, the Company purchased a second location in the Philippines for approximately $3 million. The Company expects to begin manufacturing selected products at this facility beginning in the third quarter of 1997.

In 1994, the Company established operations in Galway, Ireland through its subsidiary, American Power Conversion Corporation (A.P.C.) B.V. The facility is providing manufacturing and technical support to better serve the Company's markets in Europe, the Middle East, Africa, and Russia.

The Company executed an agreement with the Industrial Development Authority of Ireland ("IDA") under which the Company will receive grant monies equal to 40% of the costs incurred for machinery, equipment and building improvements for the Galway facility. The maximum amount attainable under the agreement is approximately $13.1 million. The grant monies would be repayable, in whole or in part, should (a) the Company fail to meet certain employment goals established under the agreement which are to be achieved over a five year implementation period and/or (b) the Company discontinues operations in Ireland prior to the termination of the agreement. The agreement terminates eight years from the date of the last claim made by the Company for grant monies. The total cumulative amount of capital grant claims submitted through December 31, 1996 was approximately $10.2 million. The total cumulative amount of capital grants received through December 31, 1996 amounted to approximately $7.9 million. Under a separate agreement with the IDA, the Company will also receive up to $3,000 per new employee hired for the direct reimbursement of training costs. The total cumulative amount of training grant claims submitted through December 31, 1996 was approximately $2.0 million. The total cumulative amount of training grants received through December 31, 1996 amounted to approximately $.7 million.

The Company is continuing negotiations with the IDA for financial incentives in connection with the future expansion of the Company's manufacturing operations to an additional site within Ireland.

Financial Information About Foreign and Domestic Operations and Export Sales The information required under this section is included in note 8 of Notes to Consolidated Financial Statements in Item 8 of this Report and is incorporated herein by reference.

Employees
As of December 31, 1996, the Company had approximately 2,650 full-time employees worldwide, approximately 1,530 of whom are located in the United States and Canada. The Company also engages other personnel on a part-time basis. The Company considers its relations with employees to be good.

Executive Officers of the Company
Executive officers of the Company are elected annually and hold office until the next Annual Meeting of the Board of Directors and until their successors are duly elected and qualified. As of February 27, 1997, the executive officers of the Company were as follows:
 Name                 Age Positions
 Rodger B. Dowdell,   47  Chairman of the Board of Directors, President, and
 Jr.                      Chief Executive Officer
 Neil E. Rasmussen    42  Vice President of Engineering and Director
 Edward W. Machala    43  Vice President of Operations and Treasurer
 Donald M. Muir       40  Chief Financial Officer
 Emanuel E. Landsman  60  Vice President, Clerk and Director
 Darrell A. Lucente   37  Vice President of Sales
 John P. DiPippo      31  Vice President of Marketing
 David P. Vieau       46  Vice President of Worldwide Business Development
 Aaron L. Davis       30  Vice President of Marketing Communications

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

Darrell A. Lucente was appointed Vice President of Sales in May 1995 after serving as Director of World Wide Channel Management from January 1995 through April 1995. Mr. Lucente joined the Company in 1989 as Northwest U.S. Regional
Sales Manager, a position he held until 1991 when he was appointed Managing Director of APC Europe, S.A.R.L, the Company's European sales and marketing subsidiary located in Paris, France. He held that position until January 1995.

John P. DiPippo became Vice President of Marketing in June 1995. From August 1993 to June 1995, Mr. DiPippo served as a Business Unit Leader of the Company's Digital Media group where he was responsible for the Company's entry into emerging markets formed by the convergence of computer and communications technology. Mr. DiPippo was the Business Unit Leader of the Consumer Products group from January 1992 to August 1993 and served as Channel Manager for Retail, Catalog and Mail Order customers from January 1991 to January 1992. Mr. DiPippo joined the Company in October 1989.

David P. Vieau assumed the position of Vice President of Worldwide Business Development in October 1995 after completing a short sabbatical. Mr. Vieau served as Vice President of Marketing from October 1991 to June 1995. From July 1988 to August 1991, he was President of Poly-Flex Circuits, Inc., a division of Cookson America.

Aaron L. Davis was appointed Vice President of Marketing Communications in January 1995, after serving as Director of Marketing Communications. Mr. Davis joined the Company in May 1989.

Item 2. Properties
The Company's U.S manufacturing and distribution center, and corporate offices, are located at 132 Fairgrounds Road in West Kingston, Rhode Island. Of the approximate 166,000 square feet of space in West Kingston, Rhode Island, 86,000 square feet is being used for manufacturing, 50,000 square feet for sales, marketing, and administration, and 30,000 square feet for storage of raw materials and finished goods.

The Company also leases four facilities in Rhode Island located in North Kingstown, West Warwick, East Providence, and Cranston, as well as two facilities in Fort Myers, Florida. The following information pertains to each location:

 Location                     Use                   Square Feet
 North Kingstown           Warehouse                     94,600
 West Warwick              Warehouse                    334,000
 Cranston           Warehouse and Manufacturing          75,200
 East Providence    Warehouse and Manufacturing         115,800
 Fort Myers         Warehouse and Manufacturing          66,000
 Fort Myers                Warehouse                     85,000

In June 1996, the Company purchased and improved a 70,000 square foot manufacturing and warehouse facility in the Philippines for approximately $1.5 million. The purchase price was financed from available operating cash.

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

American Power Conversion Europe, S.A.R.L. is located in a suburb of Paris in leased office space consisting of approximately 3,500 square feet. The Company also leases office space in several foreign countries for local sales personnel.

The Company believes the facilities (owned and leased) are suitable for its current requirements; however, the Company continues to investigate potential sites for manufacturing expansion in international regions.

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

Item 4.  Submission of Matters to a Vote of Security Holders
Not applicable.

                                     Part II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

The Company's Common Stock is traded over-the-counter on the NASDAQ Stock Market and Pacific Stock Exchange under the symbol APCC. The following table sets forth the range of high and low bid quotations per share of Common Stock for the years 1996 and 1995.

                               1996                  1995

                         High        Low        High       Low
         First         $11 5/8     $7 7/8     $20 1/2    $15 1/4
         Quarter

         Second         13 5/8      9 5/8      25 7/8     14 3/8
         Quarter

         Third          15 63/64    8 1/2      25 1/4     12 1/8
         Quarter

         Fourth         28 1/8     14 1/8      13 7/8      9 1/8
         Quarter

On February 27, 1997, the closing sale price for the Company's Common Stock was $20 7/8 per share. As of February 27, 1997, there were approximately 2,823 holders of record of the Company's Common Stock. No cash dividends have been paid and it is anticipated that none will be declared in the foreseeable future. The Company currently intends to retain any earnings to finance the growth and development of the Company's business. Any future dividends will be at the discretion of the Board of Directors and will depend upon, among other things, the financial condition, capital requirements, earnings, and liquidity of the Company.

Item 6.  Selected Financial Data

All amounts are in dollars except for outstanding shares. Dollars are in thousands except for earnings per share.

                        1996            1995            1994           1993              1992
 Net Sales            $706,877        $515,262        $378,295       $250,298         $157,462
 Cost of Goods         407,902         284,500         189,954        122,009           78,260
 Gross Profit          298,975         230,762         188,341        128,289           79,202
 Costs and Expenses    165,185         127,057          82,692         53,392           36,372
 Operating Income      133,790         103,705         105,649         74,897           42,830
 Other Income            5,189             860           3,701            977              243
 Earnings Before
   Income Taxes        138,979         104,565         109,350         75,874           43,073
 Income Taxes           46,558          35,029          38,075         27,316           15,291
 Net Income            $92,421         $69,536         $71,275        $48,558          $27,782

 Earnings Per Share       $.98            $.74            $.77           $.53             $.31

 Weighted Average
 Shares Outstanding 94,346,546      93,866,880      92,912,824     91,588,148       91,544,654
 Total Assets         $504,002        $346,588        $265,163       $158,971          $98,454
 Long Term Debt              -               -               -              -                -

The  Company  did  not  declare any cash dividends  for  the  five  year  period
presented.   Earnings per share and share data reflect stock splits effected  in
1993 and 1992.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of operations
The following table sets forth the Company's net sales, cost of goods sold, selling, general and administrative expenses, research and development expenses, operating income, other income (expenses), earnings before income taxes and net income, expressed as a percentage of net sales, for the years ended December 31, 1996, 1995 and 1994.

                                             1996        1995       1994
              Net sales                     100.0       100.0      100.0
              Cost of goods sold             57.7        55.2       50.2
              Gross profit                   42.3        44.8       49.8
              Selling, general and
                administrative expenses      21.3        22.1       19.3
              Research and development        2.1         2.6        2.6
              Operating income               18.9        20.1       27.9
              Interest income                  .8          .3         .6
              Interest expense                  -         (.1)         -
              Other income                      -           -         .4
              Earnings before income taxes   19.7        20.3       28.9
              Net income                     13.1        13.5       18.8

Revenues
Net sales in fiscal year 1996 increased by 37.2% to $706,877,478 from $515,262,424 in fiscal year 1995 which reflected a 36.2% increase from
$378,295,263  in  fiscal  year  1994.  The  increases  from  1994  to  1996  are attributable to continued strong worldwide demand for the Company's products across fast-growing core markets, including computer networking, internetworking equipment and point-of-sale devices, combined with what the Company believes is the increasing awareness by computer users of the consequences of data loss and hardware damage which can be caused by power problems, particularly in international markets. In addition, sales of new products and increased efforts by, and the addition of members to, the Company's sales staff have contributed to increased sales volumes. Sales attributable to new products totaled approximately 7%, 13%, and 3% of 1996, 1995 and 1994 net sales, respectively.

Export and foreign sales to unaffiliated customers, primarily in Europe, the Far East, Canada, and South America, in fiscal year 1996 were $294,978,735 or 41.7% of net sales compared to $204,511,326 or 39.7% of net sales in fiscal 1995 and $134,306,525 or 35.5% of net sales in fiscal year 1994.

Cost of Goods Sold
Cost of goods sold was $407,902,072 or 57.7% of net sales in fiscal year 1996 compared to $284,500,473 or 55.2% of net sales in fiscal year 1995 and $189,953,731 or 50.2% of net sales in fiscal year 1994. The increase in cost of goods sold from 1994 to 1996 was primarily attributable to several factors, including but not limited to: increased reserves for potential excess inventories in light of the product transition which occurred largely during 1995 within the Smart-UPSr product family; a shift in product sales mix from the high-end Smart-UPS products to the lower margin Smart-UPS v/s products partially offset by a favorable margin impact of increasing sales of third generation Smart-UPS products; reduced average selling prices resulting from sales discounting; and increased indirect manufacturing costs associated with additional indirect manufacturing personnel and other costs incurred to support manufacturing infrastructure expansion and a transition toward more specific product-focused factories. The total inventory reserves at December 31, 1996 were $16.1 million compared to $6.5 million at December 31, 1995. The increased inventory reserves have been provided primarily to cover the potential loss exposure that may result from excess inventories as the demand for second generation products diminishes. Second generation Smart-UPS represented approximately 5% of total inventories at December 31, 1996 compared to 10% at December 31, 1995. The Company's reserve estimate methodology involves quantifying the total inventory position having potential loss exposure, reduced by an amount reasonably forecasted to be sold, and adjusting its interim reserve provisioning to cover the net loss exposure.

Operating Expenses
Selling, general, and administrative expenses were $150,401,120 or 21.3% of net sales in 1996 compared to $113,863,642 or 22.1% of net sales in 1995 and $72,950,019 or 19.3% of net sales in 1994. The increases in total spending in 1996 and 1995 were due primarily to costs associated with increased advertising and promotional costs, as well as costs associated with increased staffing of sales and other related positions both domestically and internationally. The decrease in SG&A expenses as a percentage of sales during 1996 over 1995 is attributable to certain fixed SG&A expenses spread over a higher revenue base in 1996. The allowance for bad debts was 9.0% of accounts receivable at December 31, 1996 compared to 8.9% at December 31, 1995. The Company continues to experience very strong collection performance from its accounts receivable with outstanding balances over 60 days outstanding representing 9.1% and 5.8% of total receivables at December 31, 1996 and 1995, respectively. Write-offs of uncollectible accounts represent less than 1% of total receivable balances. A majority of international customer balances are covered by receivables insurance. The increase in bad debt reserves was primarily attributable to increased international sales, particularly in regions not covered by the Company's receivables insurance (i.e., the former Soviet Union).

Research and development expenditures for 1996, 1995 and 1994 were $14,784,362, $13,193,037, and $9,742,553, respectively. The increased research and development spending primarily reflects increased numbers of software and hardware engineers and costs associated with new product development and engineering support. Although the aggregate dollars of research and development expenses have increased from 1994 to 1996 as a result of continued product and process development, the decrease from 1995 to 1996 as a percentage of sales is attributable to certain fixed research and development expenses spread over a higher revenue base. The Company expects its research and development expenditures to remain at substantially the same level as a percentage of sales for the foreseeable future.

Other Income (Expenses)
Interest income increased substantially in 1996 over 1995 due to higher average cash balances available for investment during 1996. The decrease in 1995 compared to 1994 was attributable to a significant reduction in funds available for investment, particularly during the first nine months of 1995. Interest expense during 1995 was the result of short-term borrowings during the second and third quarters of 1995 which were fully repaid during the fourth quarter. Other income in 1994 was due primarily to the $1.6 million settlement of an insurance claim for the inventory losses resulting from a 1993 fire at the Company's third-party warehouse in The Netherlands.

The Company's effective income tax rates were 33.5%, 33.5% and 34.8% in 1996, 1995 and 1994, respectively. The decrease from 1994 to 1995 is the result of tax savings derived from an increasing portion of taxable earnings being generated from the Company's operations in Ireland, a jurisdiction which currently has a lower income tax rate for manufacturing companies than the present U.S. statutory income tax rate.

Effects of Inflation
Management believes that inflation has not had a material effect on the Company's operations.

Liquidity and Financial Resources
Working capital at December 31, 1996 was $317,790,983 compared to $226,457,935 at December 31, 1995. The Company has been able to increase its working capital position as the result of continued strong operating results and despite financing the capital investment of the expansion of its operations, particularly in Ireland and the Philippines (see below).

Inventory turnover was 2.9 turns for 1996, 2.4 turns for 1995, and 2.7 turns for 1994. Inventory levels decreased during 1996 as a result of management's concerted efforts to reduce inventories as a percentage of revenues. Accordingly, inventory levels declined from 104% of sales in the fourth quarter of 1995 to 62% of sales in the fourth quarter of 1996. Inventory levels had been increased during 1995 in order to support the growth in the Company's sales volume, as well as to maintain the necessary carrying levels of raw materials, in-process assemblies, and finished stock as a result of major new products introduced largely during 1995, in particular, the Smart-UPS product transition discussed above.

At December 31, 1996, the Company had available for future borrowings $50 million under an unsecured line of credit agreement at a floating interest rate equal to the bank's cost of funds rate plus .625% and an additional $15 million under an unsecured line of credit agreement with a second bank at a similar interest rate. No borrowings were outstanding under these facilities at December 31, 1996. Additionally, the Company has no significant financial commitments outstanding other than those required in the normal course of business.

During 1996 and 1995, the Company's capital expenditures, net of capital grants, amounted to approximately $25.0 million and $24.0 million, respectively, consisting primarily of manufacturing equipment, building improvements, office equipment, and purchased software applications. The nature and level of capital spending was made to improve manufacturing capabilities, establish manufacturing capabilities in the Philippines, to support the increased selling, marketing, and administrative efforts necessitated by the Company's significant growth and to improve the Company's enterprise-wide software applications. Net capital expenditures were financed from available operating cash. The Company had no material capital commitments at December 31, 1996. Capital expenditures in 1997 are estimated to be $15 to $20 million above the level of capital spending incurred in 1996, primarily to support planned capacity expansions.

The Company continues to investigate potential sites for manufacturing expansion in international locations. During the second quarter of 1996, the Company established a manufacturing operation in the Philippines which is operating within a designated economic zone which provides certain economic incentives, primarily in the form of tax exemptions. The Company purchased and improved a 70,000 square foot facility for approximately $1.5 million which was financed from operating cash. In 1996, this facility manufactured certain Back-UPS products sold in the Company's domestic markets. In the future, this operation will also provide manufacturing and technical support to better serve the Company's markets in the Asia Pacific region. In January 1997, the Company purchased a second location in the Philippines for approximately $3 million.
The Company expects to begin manufacturing selected products at this facility beginning in the third quarter of 1997.

In 1994, the Company established operations in Galway, Ireland through its subsidiary, American Power Conversion Corporation (A.P.C.) B.V. The facility is providing manufacturing and technical support to better serve the Company's markets in Europe, the Middle East, Africa and Russia. The Company executed an agreement with the Industrial Development Authority of Ireland ("IDA") under which the Company will receive grant monies equal to 40% of the costs incurred for machinery, equipment and building improvements for the Galway facility. The maximum amount attainable under the agreement is approximately $13.1 million. The grant monies would be repayable, in whole or in part, should (a) the Company fail to meet certain employment goals established under the agreement which are to be achieved over a five year implementation period and/or (b) the Company discontinues operations in Ireland prior to the termination of the agreement. The agreement terminates eight years from the date of the last claim made by the Company for grant monies. The total cumulative amount of capital grant claims submitted through December 31, 1996 was approximately $10.2 million. The total cumulative amount of capital grants received through December 31, 1996 amounted to approximately $7.9 million.

Under a separate agreement with the IDA, the Company will also receive up to $3,000 per new employee hired for the direct reimbursement of training costs. The total cumulative amount of training grant claims submitted through December 31, 1996 was approximately $2.0 million. The total cumulative amount of training grants received through December 31, 1996 amounted to approximately $.7 million.

The Company is continuing negotiations with the IDA for financial incentives in connection with the future expansion of the Company's manufacturing operations to an additional site within Ireland.

Management believes that current internal cash flows together with available cash, available credit facilities or, if needed, the proceeds from the sale of additional equity, will be sufficient to support anticipated capital spending and other working capital requirements for the foreseeable future.

Acquisitions
On February 14, 1997, the Company completed its acquisition of Systems Enhancement Corporation ("Systems Enhancement"), a privately-held manufacturer of power management software and accessories, by means of a merger of a wholly-owned subsidiary of the Company with and into Systems Enhancement. As a result of the merger, Systems Enhancement became a wholly-owned subsidiary of the Company. The Company issued 480,144 shares of its Common Stock, $.01 par value, in exchange for all of the issued and outstanding shares of Systems Enhancement. The Company will account for the acquisition as a pooling-of-interests.

Foreign Currency Activity
During 1994, the Company began invoicing its customers in Great Britain, France, and Germany in their respective local currencies. During the second quarter of 1996, the Company began invoicing certain of its customers in Japan in Yen. Realized and unrealized transaction gains or losses are included in the results of operations and are measured based upon the effect of changes in exchange rates on the actual or expected amount of functional currency cash flows. Transaction gains and losses were not material to the results of operations in 1996, 1995 and 1994.

At   December  31,  1996,  the  Company's  unhedged  foreign  currency  accounts receivable, by currency, were as follows:

                                  Foreign         US
                                 Currency       Dollars
            British Pounds       4,175,000    $7,064,000
            French Francs       24,100,000     4,608,000
            German Marks         7,902,000     5,098,000
            Japanese Yen       223,466,000     1,929,000

Total gross accounts receivable at December 31, 1996 was $119,333,000. The Company also had non-trade receivables of 2,156,000 Irish Pounds (approximately US$3,550,000), as well as Irish Pound denominated liabilities of 5,853,000 (approximately US$9,803,000). The Company also had liabilities denominated in various European currencies of US$2,278,000, as well as Yen denominated liabilities of approximately US$1,046,000.

The Company continually reviews its foreign exchange exposure and considers various risk management techniques including the netting of foreign currency receipts and disbursements, rate protection agreements with customers/vendors and derivatives arrangements, including foreign exchange contracts. The Company presently does not utilize rate protection agreements or derivatives arrangements.

The Company's rationale for not hedging its currency risk exposure through derivatives arrangements is based on the assessment that the net foreign currency position was not material to the financial condition or results of operations of the Company at December 31, 1996 and, to a lesser degree, an assessment that the risk of loss from exchange rate fluctuations was not material based upon available forecasts of short-term exchange rate movements for the currencies noted above.

Legal Proceedings
The  Company is involved in certain legal proceedings as described  in  Part  I,
Item 3 of this Report.

No provision for any liability that may result from these actions has been recognized in the consolidated financial statements included in Item 8 of this Report.

Risk Factors That May Affect Future Results
This document may include forward-looking statements. Any statements contained herein that do not describe historical facts are forward-looking statements. The Company makes such forward-looking statements under the provisions of the "safe harbor" section of the Private Securities Litigation Reform Act of 1995. The forward-looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties. The factors that could cause actual results to differ materially from such forward-looking statements include: the general economic conditions and growth rates in the power protection industry and related industries; pricing pressures; changes in product mix; changes in the seasonality of demand patterns; inventory risks due to shifts in market demand; component restraints and shortages; expansion of manufacturing capacity; risks of nonpayment of accounts receivables; and the risk factors set forth below.

Fluctuations in Revenue and Operating Results
The Company's quarterly operating results may fluctuate as a result of a number of factors, including the growth rates in the UPS industry and related industries; timing of orders from, and shipments to, customers; the timing of new product introductions and the market acceptance of those products; increased competition; changes in manufacturing costs; changes in the mix of product sales; inventory risks due to shifts in market demand; component constraints and shortages; risks of nonpayment of accounts receivable; expansion of manufacturing capacity; factors associated with international operations; and changes in world economic conditions.

Management of Growth
The Company has experienced, and is currently experiencing, a period of rapid growth which has placed, and could continue to place, a significant strain on the resources of the Company. In order to support the growth of its business, the Company plans to significantly expand its level of operations during 1997. If the Company's management is unable to manage growth effectively, the Company's operating results could be adversely affected.

Competition
The Company believes it is one of five global companies providing a full range of UPS products and services in the 0 to 5kVA market. The UPS industry, however, is highly competitive on both a worldwide basis and a regional geographic basis. The Company competes, and will continue to compete, with several U.S. and foreign firms with respect to UPS products, both on a worldwide basis and in various geographical regions, and within individual UPS product and application niches. The Company expects competition to increase in the future from existing competitors and a number of companies which may enter the Company's existing or future markets. Increased competition could adversely affect the Company's revenue and profitability through price reductions and loss of market share. The principal competitive factors in the UPS industry are product performance and quality, marketing and access to distribution channels, customer services, product design and price. Some of the Company's current and potential competitors have substantially greater financial, technical, sales and marketing resources than the Company. There can be no assurance that the Company will be able to continue to compete successfully with its existing competitors or will be able to compete successfully with new competitors.

Technological Change; New Product Delays; Risks of Product Defects
The market for the Company's products is characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. Current competitors or new market entrants may develop new products with features that could adversely affect the competitive position of the Company's products. There can be no assurance that the Company will be successful in selecting, developing, manufacturing and marketing new products or enhancing its existing products or that the Company will be able to respond effectively to technological changes, new standards or product announcements by competitors. The timely availability of new products and enhancements, and their acceptance by customers are important to the future success of the Company. Delays in such availability or a lack of market acceptance could have an adverse effect on the Company. Although the Company has not experienced material adverse effects resulting from product defects, there can be no assurance that, despite testing internally or by current or potential customers, defects will not be found in products, resulting in loss or delay in market acceptance, which could have a material adverse effect upon the Company's business, operating results and financial condition.

Dependence on Key Employees
The Company's success depends to a significant degree upon the continuing contributions of its key management, sales, marketing, research and development and manufacturing personnel, many of whom would be difficult to replace. The Company does not have employment contracts with most of its key personnel. The Company believes that its future success will depend in large part upon its ability to attract and retain highly-skilled hardware and software engineers, and management, sales and marketing personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. Failure to attract and retain key personnel could have a material adverse effect on the Company's business, operating results and financial condition.

Foreign Operations; Risk of Currency Fluctuations
The Company manufactures and markets its products worldwide through several foreign subsidiaries and independent agents. The Company's worldwide operations are subject to the risks normally associated with foreign operations including, but not limited to, the disruption of markets, changes in export or import laws, restrictions on currency exchanges, potentially negative tax consequences and the modification or introduction of other governmental policies with potentially adverse effects.

International sales (sales to customers outside the United States, both direct and indirect) accounted for approximately 41.7%, 39.7% and 35.5% of the
Company's net sales in 1996, 1995 and 1994, respectively. The Company anticipates that international sales will continue to account for a significant portion of revenue. During 1994, the Company began invoicing its customers in Great Britain, France and Germany in their respective local currencies and during the second quarter of 1996 began invoicing its customers in Japan in Yen. To date, the Company does not utilize any rate protection agreements or derivative agreements to hedge any foreign exchange exposure. Accordingly, the Company may be exposed to exchange losses based upon currency exchange rate fluctuations, which losses could have a materially adverse effect on the Company's operating results.

Dependence on Sole Source Suppliers
Some components of the Company's products are currently obtained from single sources. There can be no assurance that in the future the Company's suppliers will be able to meet the Company's demand for components in a timely and cost-effective manner. The Company generally purchases these single or limited source components pursuant to purchase orders and has no guaranteed supply arrangements with the suppliers. In addition, the availability of many of these components to the Company is dependent in part on the ability of the Company to provide the suppliers with accurate forecasts of future requirements. The
Company has generally been able to obtain adequate supplies of parts and components in a timely manner from existing sources. The Company's operating results and customer relationships could be adversely affected by either an increase in prices for, or an interruption or reduction in supply of, any key components.

Uncertainties Regarding Patents and Protection of Proprietary Technology
The Company's success will depend, to a large extent, on its ability to protect its proprietary technology. The Company relies on a combination of contractual rights, trade secrets and copyrights to protect its proprietary rights. Although the Company may apply for patents in the future, there can be no assurance that the Company's intellectual property protection will be sufficient to prevent competitors from developing similar technology. Moreover, in the absence of patent protection, the Company's business may be adversely affected by competitors that independently develop functionally equivalent technology. The Company attempts to ensure that its products and processes do not infringe patents and other proprietary rights, but there can be no assurance that such infringement may not be alleged by third parties in the future. If infringement is alleged, there can be no assurance that the necessary licenses would be available on acceptable terms, if at all, or that the Company would prevail in any such challenge.

Integration of Acquired Businesses
The Company consummated its acquisition of Systems Enhancement in February 1997. Systems Enhancement currently operates as a wholly-owned subsidiary of the Company. The Company has limited experience in integrating acquired companies or technologies into its operations. The Company may from time to time pursue the acquisition of other companies, assets, products or technologies. There can be no assurance that products, technologies, distribution channels, key personnel and businesses of Systems Enhancement or any other acquired companies will be successfully integrated into the Company's business or product offerings, or that such integration will not adversely affect the Company's business, financial condition or results of operations. There can be no assurance that any acquired companies, assets, products or technologies will contribute significantly to the Company's sales or earnings, that the sales and earnings from acquired businesses will not be adversely affected by the integration process or other factors. If the Company is not successful in the integration of such acquired businesses, there could be an adverse impact on the financial results of the Company. There can be no assurance that the Company will continue to be able to identify and consummate suitable acquisition transactions in the future.

Possible Volatility of Stock Price
The market price of the Company's Common Stock has been, and may continue to be, extremely volatile. The trading price of the Company's Common Stock could be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, changes in earnings estimates by analysts, announcements of technological innovations or new products by the Company or its competitors, challenges associated with integration of businesses and other events or factors. In addition, the stock market has from time to time experienced extreme price and volume fluctuations which have particularly affected the market price for many high technology companies and which often have been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock.

ITEM 8.  Financial Statements and Supplementary Data

AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 1996 and 1995





ASSETS

                                               1996          1995
Current assets:
Cash and cash equivalents                 $153,234,392  $ 39,039,735
Accounts receivable, less allowance for
  doubtful accounts of
  $10,789,000 in 1996, $6,920,000 in 1995
  (Note 2)                                 108,543,665    71,199,105
Inventories (Note 3)                       130,443,276   147,541,053
Prepaid expenses and other current assets   11,609,549     9,277,986
Deferred income taxes (Note 5)              20,284,000    11,323,000

     Total current assets                  424,114,882   278,380,879

Property, plant, and equipment:
Land, buildings, and improvements           18,710,316    15,973,746
Machinery and equipment                     64,985,759    51,353,043
Purchased software                           7,357,373     4,160,439
Office equipment, furniture, and fixtures   23,299,139    17,860,365

                                           114,352,587    89,347,593

Less accumulated depreciation and           35,655,158    22,144,085
amortization

     Net property, plant, and equipment     78,697,429    67,203,508

Other assets                                 1,189,344     1,003,452

     Total assets                         $504,001,655  $346,587,839









See accompanying notes to consolidated financial statements.

AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 1996 and 1995





LIABILITIES AND SHAREHOLDERS' EQUITY

                                               1996          1995
Current liabilities:
Accounts payable                            $41,586,761   $26,406,283
Accrued expenses                             12,575,558     5,790,421
Accrued compensation                         12,217,371     6,472,255
Accrued sales and marketing programs         16,360,188     6,780,595
Accrued retirement contributions              6,289,576     4,677,639
Income taxes payable                         17,294,445     1,795,751

     Total current liabilities              106,323,899    51,922,944

Deferred tax liability (Note 5)               5,780,000     4,899,000

     Total liabilities                      112,103,899    56,821,944

Shareholders' equity (Notes 6 and 7):
Common stock, $.01 par value;
  authorized 200,000,000 shares in 1996
  and 1995;issued 94,417,409 in 1996,
  93,270,933 in 1995                            944,174       932,709
Additional paid-in capital                   48,373,647    37,122,872
Retained earnings                           344,131,198   251,710,314
Treasury stock, 125,000 shares, at cost      (1,551,263)            -


     Total shareholders' equity             391,897,756   289,765,895


COMMITMENTS AND CONTINGENCIES
  (Notes 9, 11 and 12)

OTHER INFORMATION (Notes 4 and 10)

     Total liabilities and shareholders'
       equity                              $504,001,655  $346,587,839







See accompanying notes to consolidated financial statements.

AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 1996, 1995 and 1994



                                    1996            1995           1994
Net sales (Note 8)              $706,877,478    $515,262,424   $378,295,263
Cost of goods sold               407,902,072     284,500,473    189,953,731

Gross profit                     298,975,406     230,761,951    188,341,532

Costs and expenses:
Selling, general, and
administrative expenses          150,401,120     113,863,642     72,950,019
Research and development          14,784,362      13,193,037      9,742,553

                                 165,185,482     127,056,679     82,692,572

Operating income                 133,789,924     103,705,272    105,648,960

Other income (deductions):
Interest income                    5,229,674       1,303,966      2,099,842
Interest expense                           -        (317,253)             -
Other, net                           (40,714)       (126,491)     1,601,242

Earnings before income taxes     138,978,884     104,565,494    109,350,044

Income taxes (Note 5)             46,558,000      35,029,000     38,075,073

Net income                       $92,420,884     $69,536,494    $71,274,971

Earnings per share (Note 1)             $.98            $.74           $.77

Weighted average common stock
and common stock equivalents
outstanding                       94,346,546      93,866,880     92,912,824










See accompanying notes to consolidated financial statements.

AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years ended December 31, 1996, 1995 and 1994


                          $.01 Par,   Additional   Unrealized               Treasury
                            Common      Paid-in     Holding     Retained     Stock,
                            Stock       Capital     Losses      Earnings     at Cost      Total
Balances at
  December 31, 1993        $908,690   $20,096,658  $      -   $110,898,849   $       -  $131,904,197

Exercises of stock options   14,018     2,778,110                                          2,792,128
Tax effect of exercises of
  stock options                         2,514,000                                          2,514,000
Shares issued to Employee
  Stock Ownership Plan        1,810     3,937,403                                          3,939,213
Changes in unrealized
  holding losses                                   (497,000)                                (497,000)
Net income                                                      71,274,971                71,274,971
Balances at
  December 31, 1994         924,518    29,326,171  (497,000)   182,173,820           -   211,927,509

Exercises of stock options    4,846     1,999,430                                          2,004,276
Tax effect of exercises of
  stock options                           300,000                                            300,000
Shares issued to Employee
  Stock Ownership Plan        3,345     5,497,271                                          5,500,616
Changes in unrealized
  holding losses                                    497,000                                  497,000
Net income                                                      69,536,494                69,536,494
Balances at
  December 31, 1995         932,709    37,122,872         -    251,710,314           -   289,765,895

Exercises of stock options    5,758     2,900,361                                          2,906,119
Tax effect of exercises of
  stock options                         1,430,000                                          1,430,000
Shares issued to Employee
  Stock Ownership Plan        5,707     6,920,414                                          6,926,121
Purchases of common stock                                                   (1,551,263)   (1,551,263)

Net income                                                      92,420,884                92,420,884
Balances at
  December 31, 1996        $944,174   $48,373,647  $      -   $344,131,198 $(1,551,263) $391,897,756




See accompanying notes to consolidated financial statements.

AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 1996, 1995 and 1994

                                                     1996          1995          1994
Cash flows from operating activities:
Net income                                       $92,420,884   $69,536,494   $71,274,971
Adjustments to reconcile net income to net cash
  provided by operating activities
Depreciation and amortization                     13,511,073    10,101,882     6,105,146
Provision for doubtful accounts                    4,291,000     4,626,500     2,283,000
Deferred income taxes                             (8,080,000)   (3,696,000)      148,000
Changes in operating assets and liabilities:
  Increase in accounts receivable                (41,635,560)  (15,286,733)  (29,723,062)
  Decrease (increase) in inventories              17,097,777   (55,125,508)  (43,343,681)
  Increase in prepaid expenses and other          (2,331,563)     (358,253)   (8,121,380)
current assets
  Increase in other assets                          (185,892)     (160,504)     (794,777)
  Increase (decrease) in accounts payable         15,180,478    (7,151,404)   25,355,860
  Increase in accrued expenses                     6,785,137     2,857,257     1,567,300
  Increase (decrease) in accrued compensation      5,745,116       257,550    (1,235,757)
  Increase in accrued sales and marketing          9,579,593     2,840,656       213,696
programs
  Increase in accrued retirement contributions     1,611,937     1,069,605     1,428,130
  Increase (decrease) in income taxes payable     16,928,694     3,896,968    (1,759,845)
Net cash provided by operating activities        130,918,674    13,408,510    23,397,601

Cash flows from investing activities:
Capital expenditures, net of capital grants      (25,004,994)  (23,994,343)  (35,903,813)
Proceeds from sale of equipment                            -       143,230             -
Purchases of short-term investments                        -      (802,800)  (12,693,722)
Sales and maturities of short-term investments,
  net of gain and losses                                   -    13,707,529     9,439,838
Net cash used in investing activities            (25,004,994)  (10,946,384)  (39,157,697)

Cash flows from financing activities:
Proceeds from issuances of common stock            9,832,240     7,504,892     6,731,341
Purchases of common stock                         (1,551,263)            -             -
Net cash provided by financing activities          8,280,977     7,504,892     6,731,341

Net increase (decrease) in cash and cash
equivalents                                      114,194,657     9,967,018    (9,028,755)
Cash and cash equivalents at beginning of year    39,039,735    29,072,717    38,101,472
Cash and cash equivalents at end of year        $153,234,392   $39,039,735   $29,072,717

Supplemental disclosures of cash flow
information:
Cash paid during the year for:
Interest                                              $    -      $317,253        $    -
Income taxes (net of tax refunds)                $37,219,315   $34,828,032   $39,686,918

NON-CASH TRANSACTIONS: In 1996, 1995 and 1994, the tax effect of the exercise of stock options resulted in increases to additional paid-in capital and reductions to income taxes payable of $1,430,000, $300,000 and $2,514,000, respectively. During 1995 and 1994, unrealized holding losses on short-term investments resulted in increases (decreases) to shareholders' equity and to short-term investments of $497,000 and ($497,000), respectively.

See accompanying notes to consolidated financial statements.

AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 1996, 1995 and 1994


1.   Summary of Significant Accounting Policies

Nature of Business
American Power Conversion Corporation and its subsidiaries (the "Company") designs, develops, manufactures, and markets a line of uninterruptible power supply products ("UPS"), electrical surge protection devices ("Surge"), power conditioning products, and associated software and accessories for use with personal computers, engineering work stations, file servers, communications and internetworking equipment, and a variety of other sensitive electronic devices which rely on electric utility power. The Company's principal markets are in North America, Europe, and the Asia Pacific region.

Principles of Consolidation
The  consolidated  financial statements include the accounts of  American  Power
Conversion  Corporation  and  all  of  its  majority-owned  subsidiaries.    All
intercompany accounts and transactions are eliminated in consolidation.

Inventories
Inventories are stated at the lower of cost or market; cost being determined using the first-in, first-out (FIFO) method.

Property, Plant, and Equipment
Property, plant and equipment are stated at cost. Depreciation is provided by using the straight-line method over their useful lives as follows:

          Land improvements                             15 years
          Buildings and improvements                    40 years
          Machinery and equipment                       5 - 10 years
          Purchased software                            3 years
          Office equipment, furniture and fixtures      3 - 10 years

Research and Development
Expenditures for research and development are expensed in the year incurred.

Warranties
The Company presently offers a limited two-year warranty. The provision for potential liabilities resulting from warranty claims is provided at the time of sale. The provision is computed based upon historical data and current estimates. During 1992, the Company began offering its customers the opportunity to extend the basic warranty period an additional three years under a separately priced program. Recognition of the revenue associated with the extended warranty program commences on the date the extended warranty becomes effective and is recognized on a straight-line basis over the extended warranty period. In addition, the Company has the Equipment Protection Policy which provides up to $25,000 for repair or replacement of a customers' hardware should a surge or lightning strike pass through a Company unit. The policy applies to all units manufactured after January 1, 1992. Other restrictions also apply.
The Company's ProtectNet line of data line surge suppressors feature a unique "Double-Up" Supplemental Equipment Protection Policy, under which the total recoverable limit under the Equipment Protection Policy is doubled, up to $50,000 (U.S. and Canada only). The Company has experienced satisfactory field operating results, and warranty costs incurred to date have not had a significant impact on the Company's results of operations.

Income Taxes
Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Deferred income taxes have not been provided for the undistributed earnings of the Company's foreign subsidiaries which aggregated approximately $60 million at December 31, 1996. The Company plans to reinvest all such earnings for future expansion. If such earnings were distributed, taxes would be increased by approximately $15 million.

Cash and Cash Equivalents
Cash and cash equivalents consists of funds on deposit and money market savings accounts.

Short-term Investments
Short-term investments (consisting primarily of government and government agency debt securities with fixed rates of interest) are carried at fair value and have original maturities greater than three months. The cost of short-term investments sold is determined using the specific identification method. The Company had no short-term investments at December 31, 1996 and 1995.

Earnings per Share
Earnings per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Under the treasury stock method, the unexercised options are assumed to be exercised at the beginning of the period or at issuance, if later. The assumed proceeds are then used to purchase common stock at the average market price during the period. Common stock equivalents whose inclusion would have the effect of increasing earnings per share (i.e., antidilutive) are excluded from the computation. Primary and fully diluted earnings per share are equivalent for all years presented.

Stock Based Compensation
The Company applies APB Opinion 25 and related Interpretations in accounting for its two stock option plans. Accordingly, no compensation cost has been recognized for these plans in the accompanying consolidated financial statements.

Advertising Costs
Advertising costs are reported in selling, general, and administrative expenses in the accompanying consolidated statements of income and include costs of advertising, advertising production, trade shows, and other activities designed to enhance demand for the Company's products. Advertising costs were $36,328,000 in 1996, $23,096,000 in 1995, and $12,829,000 in 1994. There are no
capitalized advertising costs in the accompanying consolidated balance sheet.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

2.   Accounts Receivable

Accounts receivable are generally not concentrated in any geographic region or industry. Collateral is usually not required except for certain international transactions for which the Company requires letters of credit to secure payment. The Company estimates an allowance for doubtful accounts based on the credit worthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could affect the Company's estimate of its bad debts.

3.   Inventories

Inventories consist of the following:

                                  1996            1995
             Raw materials     $ 68,657,195   $ 62,495,212
             Work in process     13,344,466     28,499,516
             Finished goods      48,441,615     56,546,325
                               $130,443,276   $147,541,053

4.   Revolving Credit Agreements

The Company maintains a credit facility with a bank in the form of a $15,000,000 unsecured line of credit, due and payable on demand, with no commitment fee required on the unused portion. The line of credit bears interest at the bank's prime rate and expires upon written notice given by either party. The Company also maintains an additional $50,000,000 unsecured line of credit facility with another bank, with no commitment fee required, that expires upon written notice given by either party. This facility bears interest at the bank's cost of funds rate plus .625%. There were no amounts outstanding under these facilities at December 31, 1996 and 1995.

5.   Income Taxes

Total federal, state and foreign income tax expense (benefit) from continuing operations for the years ended December 31, 1996, 1995 and 1994 consists of the following:

                        Current        Deferred        Total
            1996:
            Federal   $38,279,000    ($6,759,000)   $31,520,000
            State       7,100,000     (1,100,000)     6,000,000
            Foreign     9,259,000       (221,000)     9,038,000
                      $54,638,000    ($8,080,000)   $46,558,000
            1995:
            Federal   $33,122,000    ($2,993,000)   $30,129,000
            State       4,300,000       (500,000)     3,800,000
            Foreign     1,303,000       (203,000)     1,100,000
                      $38,725,000    ($3,696,000)   $35,029,000
            1994:
            Federal   $31,997,073       $ 66,000    $32,063,073
            State       4,850,000         12,000      4,862,000
            Foreign     1,080,000         70,000      1,150,000
                      $37,927,073       $148,000    $38,075,073

Income tax expense attributable to continuing operations amounted to $46,558,000 in 1996, $35,029,000 in 1995, and $38,075,073 in 1994 (effective rates of 33.5%,
33.5%, and 34.8%, respectively). The actual expense for 1996, 1995 and 1994 differs from the "expected" tax expense (computed by applying the statutory U.S. federal corporate tax rate of 35% to earnings before income taxes) as follows:

                                                   1996          1995          1994
 Computed "expected" tax expense               $48,642,609   $36,597,923   $38,272,515
 State income taxes, net of federal
   income tax benefit                            3,900,000     2,470,000     3,160,300
 Foreign earnings taxed at rates lower than
 U.S. statutory rate (principally Ireland)      (4,520,000)   (2,880,000)     (750,000)
 Foreign sales corporation                      (1,475,250)   (1,331,932)   (1,807,606)
 Research and development credit                         -       (38,069)     (106,991)
 Other                                              10,641       211,078      (693,145)
                                               $46,558,000   $35,029,000   $38,075,073

The domestic and foreign components of earnings before income taxes were $94,822,083 and $44,156,801, respectively, for 1996, $70,523,432 and
$34,042,062,   respectively,   for  1995,  and  $101,372,543   and   $7,977,501,
respectively, for 1994. Total income tax expense for the years ended December 31, 1996, 1995 and 1994 was allocated as follows:

                                                 1996           1995            1994
 Income from continuing operations           $46,558,000    $35,029,000     $38,075,073
 Shareholders' equity, for compensation
   expense for tax purposes in excess of
   amounts recognized for financial
   statement purposes                         (1,430,000)      (300,000)     (2,514,000)
                                             $45,128,000    $34,729,000     $35,561,073

At December 31, 1996 and 1995, deferred income tax assets and liabilities result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. The sources and tax effects of these temporary differences are presented below:

                                                       1996                 1995
     Deferred tax liabilities:
     Excess of tax over financial statement        $ 5,706,000          $ 4,659,000
     depreciation
     Other                                              74,000              240,000
     Total deferred tax liabilities                  5,780,000            4,899,000

     Deferred tax assets:
     Allowance for doubtful accounts                 2,806,000            1,705,000
     Additional costs inventoried for tax            1,014,000              975,000
     purposes
     Intercompany inventory profits                  2,793,000            2,035,000
     Allowances for sales and marketing programs     5,343,000            2,247,000
     Inventory obsolescence reserve                  4,875,000            2,145,000
     Accrual for compensation and compensated        1,063,000              712,000
     absences
     Reserve for warranty costs                        508,000              320,000
     Deferred revenue                                1,138,000              443,000
     Deferred gain on intercompany sale of             744,000              741,000
     equipment
     Total gross deferred tax assets                20,284,000           11,323,000
       less valuation allowance                              -                    -
     Net deferred tax assets                        20,284,000           11,323,000

     Net deferred income taxes                     $14,504,000          $ 6,424,000

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Due to the fact that the Company has sufficient taxable income in the federal carryback period and anticipates sufficient future taxable income over the periods which the deferred tax assets are deductible, the ultimate realization of deferred tax assets for federal and state tax purposes appears more likely than not. The U.S. federal taxable income for 1995, 1994 and 1993 was approximately $82.8 million, $85.1 million, and $58.9 million, respectively.

6.   Stock Option Plans

At December 31, 1996, the Company has two stock option plans, which are described below. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," requires companies to either (a) record an expense related to its stock option plans based on the estimated fair value of stock options as of the date of the grant or (b) disclose pro forma net income and earnings per share data as if the company had recorded an expense, beginning with options granted in 1995. The Company has elected to continue to apply APB Opinion 25 and related Interpretations in accounting for these plans and to comply with the SFAS No. 123 disclosure requirements. Accordingly, no compensation cost has been recognized for its stock option plans in the accompanying consolidated financial statements. Had compensation cost for such plans been determined based on the fair value at the grant dates for awards under these plans consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                              1996             1995
      Net income            As reported   $92,420,884      $69,536,494
                            Pro forma      91,228,000       68,908,000

      Earnings per share    As reported          $.98             $.74
                            Pro forma             .97              .74

The pro forma effect on net income for 1996 and 1995 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995. The weighted average fair value of options granted during 1996 and 1995 was $5.13 and $4.95, respectively. The Company estimates the fair value of each option as of the date of grant using the Black-Scholes pricing model with the following weighted average assumptions used for grants in 1996 and 1995:

                                             1996        1995
          Expected volatility                 56%         54%
          Dividend yield                       -           -
          Risk-free interest rate            6.6%        5.7%
          Expected life                    5 years     4 years

Under the 1987 Stock Option Plan (the "Plan"), the Company may grant options for up to 10,800,000 shares of common stock. Options granted under the Plan may be either (a) options intended to constitute incentive stock options ("ISOs") under the Internal Revenue Code of 1986 (the "Code") or (b) non-qualified options. Incentive stock options may be granted under the Plan to employees or officers of the Company. Non-qualified options may be granted to consultants, directors (whether or not they are employees), employees or officers of the Company.

ISOs granted under the Plan may not be granted at a price less than the fair market value of the common stock on the date of grant (or 110% of fair market value in the case of employees or officers holding 10% or more of the voting stock of the Company). The aggregate fair market value of shares, for which ISOs granted to any employee are exercisable for the first time by such employee during any calendar year (under all stock option plans of the Company and any related corporation), may not exceed $100,000. Non-qualified options granted under the Plan may not be granted at a price less than the lesser of (a) the book value per share of common stock as of the end of the fiscal year of the Company immediately preceding the date of such grant, or (b) 50% of the fair market value of the common stock on the date of grant.

On February 25, 1993, the Board of Directors adopted the 1993 Non-employee Director Stock Option Plan (the "1993 Director Plan"). Options granted under this plan are non-qualified stock options and may be granted to each person who was a member of the Company's Board of Directors on February 25, 1993 and who was not an employee or officer of the Company. The 1993 Director Plan authorized the grant of options for up to 40,000 shares of common stock. As of February 25, 1993, two Directors were entitled to participate in the 1993 Director Plan with each receiving a grant of options for 20,000 shares at an exercise price of $12 per share (i.e., the market price on the date of grant).

Options granted under the Plans before December 1, 1995 vested 25% at the end of the first year and 12.5% at the end of each six month period thereafter. Options granted after December 1, 1995 vest 20% at the end of the second year and 20% at the end of each year thereafter.

Options granted under the Plans before January 1, 1993 will expire not more than five years from the date of grant. Options granted under the Plans after January 1, 1993 will expire not more than ten years from the date of grant (five years in the case of ISOs granted to ten percent shareholders). The outstanding options expire at various dates through 2006. Options granted terminate within a specified period of time following termination of an optionee's employment or position as a director or consultant with the Company.

A summary of the status of the Company's stock option plans as of December 31, 1996, 1995 and 1994, and changes during the years ending on those dates is presented below:

                          1996                1995                1994
                             Weighted            Weighted            Weighted
                             Average             Average             Average
                             Exercise            Exercise            Exercise
                    Shares   Price      Shares   Price       Shares  Price
Outstanding at
 beginning of
 year             1,946,653   $ 8.59  2,258,375   $10.70   3,293,504  $ 5.82
Granted             460,583     9.68  1,114,413    10.75     485,750   18.94
Exercised          (575,873)    5.05   (484,665)    4.14  (1,401,829)   1.99
Terminated         (222,343)    9.17   (941,470)   18.57    (119,050)  11.73
Outstanding at
 end of year      1,609,020    10.04  1,946,653     8.59   2,258,375   10.70

Exercisable
  at year-end       556,076             919,293              948,311

Shares reserved
  at year-end     2,836,549           3,412,422            3,897,087

The following table summarizes information about stock options outstanding at December 31, 1996:

                            Options Outstanding          Options Exercisable
                                  Weighted
                                  Average     Weighted               Weighted
                                 Remaining    Average                Average
    Range of         Shares     Contractual   Exercise     Shares    Exercise
Exercise Prices   Outstanding   Life (years)   Price    Exercisable   Price
 $6.94 to $10.25    1,409,695       7.9        $ 9.35     441,603     $ 9.03
$12.00 to $17.50      161,425       6.8         13.30      93,424      12.81
$19.63 to $26.00       37,900       7.5         21.49      21,049      21.09
 $6.94 to $26.0     1,609,020       7.8         10.04     556,076      10.13

7.   Retirement Benefits

At December 31, 1996, the Company has noncontributory Employee Stock Ownership Plans (the "ESOP") covering substantially all North American and Irish employees. Contributions to the ESOP are based on a percentage of eligible compensation and are determined by the Company's Board of Directors at its discretion, subject to the limitations established by U.S. and Irish tax laws.
The ESOP holds 5,025,546 shares of common stock at December 31, 1996. Substantially all contributed shares have been allocated to participant accounts. ESOP contributions amounted to approximately $6,926,000 in 1996, $5,501,000, in 1995, and $3,939,000 in 1994.

The retirement expense for 1996, 1995 and 1994 amounted to approximately $8,538,000, $6,570,000, and $5,367,000, respectively.

8.   Segment and Geographic Information

The Company operates primarily in one industry segment which includes the manufacturing and selling of UPS products primarily to wholesalers in the computer industry. The Company closely monitors the credit worthiness of its customers, adjusting credit policies and limits as deemed necessary.

No  single customer comprised 10% or more of the Company's net sales in 1996 and
1995.    Sales  to  one  customer,  Ingram  Micro  Corporation,  accounted   for
approximately 11% of the Company's net sales in 1994.

The Company's primary manufacturing operations outside of the United States are located in Galway, Ireland, as explained in Note 12, and in the Philippines. American Power Conversion Europe, S.A.R.L., American Power Conversion Corporation's subsidiary located in France, provides sales and technical support to customers in Europe, the Middle East, the former Soviet Union and Africa and its revenues are in the form of commissions from the Galway operations. These foreign operations have been combined into one category. Intercompany transactions have been eliminated. Information about the Company's operations in different geographic locations for 1996, 1995 and 1994 follows:

                                        1996           1995           1994
 Revenues from unaffiliated
 customers:
 United States                     $411,898,743   $310,751,098   $243,988,738
 Foreign                            189,463,261    115,092,696     28,115,344
 Export sales from United States    105,515,474     89,418,630    106,191,181
                                   $706,877,478   $515,262,424   $378,295,264
 Operating profit:
 United States                     $ 84,531,334   $ 69,848,090   $ 97,720,548
 Foreign                             49,258,590     33,857,182      7,928,412
                                   $133,789,924   $103,705,272   $105,648,962
 Identifiable assets:
 United States                     $352,106,922   $241,891,097   $200,805,337
 Foreign                            151,894,733    104,696,742     64,357,703
                                   $504,001,655   $346,587,839   $265,163,038
 Capital expenditures:
 United States                      $17,269,766    $21,554,156    $25,416,577
 Foreign                              7,735,228      2,440,187     10,487,236
                                    $25,004,994    $23,994,343    $35,903,813
 Depreciation and amortization:
 United States                      $10,813,263    $ 8,401,171     $5,544,032
 Foreign                              2,697,810      1,700,711        561,114
                                    $13,511,073    $10,101,882     $6,105,146

During 1996, 1995 and 1994, respectively, 49%, 38%, and 14% of export sales from the United States were to unaffiliated customers in the Asia Pacific region and 14%, 23%, and 50% were to unaffiliated customers in European, African, and Middle Eastern countries, with the remainder in Canada and South America. During 1996, 1995 and 1994, approximately 81% of foreign sales to unaffiliated customers were to European, African, and Middle Eastern customers, with the remainder in the former Soviet Union. Approximately 90% of the Company's foreign operating profits and identifiable assets were located in Europe, with the remainder in the Asia Pacific region.

9.   Litigation

During  August 1995, several purported class action lawsuits were filed  in  the
United States District Court for the District of Rhode Island in which the Company was named as a defendant, along with certain of its officers. The lawsuits relate to disclosures made by the Company in its public filings and press releases and assert violations of federal securities laws. The plaintiffs seek unspecified damages, interest, costs and fees. In mid-February 1996, a derivative lawsuit was filed by two shareholders on behalf and for the benefit of the Company against certain present and former officers and/or directors of the Company in the Superior Court of Suffolk County, Massachusetts. The Company was also named as a nominal defendant. The derivative action plaintiffs allege that the individual defendants in that case traded in the stock of the Company allegedly in breach of their fiduciary duty to the Company. It is possible that other claims may be made against the Company in these actions or that related allegations could be made that could give rise to other consequences. The Company intends to defend these lawsuits vigorously and any similar lawsuits that may be filed; however, the ultimate outcome of these matters cannot yet be determined. No provision for any liability that may result from these actions has been recognized in the accompanying consolidated financial statements.

The Company is also involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations or liquidity.

10.  Fair Value of Financial Instruments

The carrying amount of cash, cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximates their fair value because of the short duration of these instruments.

11.  Commitments

The Company has several noncancelable operating leases, primarily for warehousing and office space, expiring at various dates through 2003. These leases contain renewal options for periods ranging from one to three years and require the Company to pay its proportionate share of utilities, taxes, and insurance. Rent expense under these leases for 1996 and 1995 was $2,509,000 and $1,930,000, respectively, and was not material to the Company's results of operations for 1994.

Future minimum lease payments under these leases are: 1997 - $2,020,000; 1998 - $1,588,000; 1999 - $1,328,000; 2000 - $1,253,000; 2001 - $1,042,000; and
$519,000 thereafter.

12.  Contingencies

In 1994, American Power Conversion Corporation established operations in Galway, Ireland through its subsidiary, American Power Conversion Corporation (A.P.C.) B.V. The facility is providing manufacturing and technical support to better service the Company's markets in Europe, the Middle East, Africa and the former Soviet Union. The Company executed an agreement with the Industrial Development Authority of Ireland ("IDA") under which the Company will receive grant monies equal to 40% of the costs incurred for machinery, equipment and building improvements for the Galway facility. The maximum amount attainable under the agreement is approximately $13.1 million. The grant monies would be repayable, in whole or in part, should (a) the Company fail to meet certain employment goals established under the agreement which are to be achieved over a five year implementation period and/or (b) the Company discontinues operations in Ireland prior to the termination of the agreement. The agreement terminates eight years from the date of the last claim made by the Company for grant monies. The total cumulative amount of capital grant claims submitted through December 31, 1996 was approximately $10.2 million. The total cumulative amount of capital grants received through December 31, 1996 amounted to approximately $7.9 million. Under a separate agreement with the IDA, the Company will also receive up to $3,000 per new employee hired for the direct reimbursement of training costs. The total cumulative amount of training grant claims submitted through December 31, 1996 was approximately $2.0 million. The total cumulative amount of training grants received through December 31, 1996 amounted to approximately $.7 million.

In addition, the Company executed agreements in 1994 with an unrelated company to acquire the 280,000 square foot manufacturing and distribution facility presently occupied for one (1) Irish Pound (equivalent to approximately $1.50). As additional consideration for the facility, the Company assumed a contingent liability of approximately $5.2 million as part of the Company's agreement with the IDA. The contingent liability is canceled upon successful completion of the terms of the agreement.

13.  Quarterly Financial Data (Unaudited)

The following is a summary of quarterly results of operations:

                          Q1           Q2           Q3           Q4
                         (In dollars except shares outstanding)
  1996:
  Net Sales          141,625,835  161,436,849  193,755,373  210,059,421
  Gross Profit        58,185,086   67,338,063   81,983,446   91,468,811
  Net Income          15,212,570   19,105,252   27,901,040   30,202,022
  Earnings Per Share         .16          .20          .30          .32
  Weighted Average
   Shares Outstanding 93,750,447   94,243,830   94,401,094   95,108,852

  1995:
  Net Sales          109,203,576  122,550,777  141,993,350  141,514,721
  Gross Profit        52,590,803   57,466,424   59,243,809   61,460,915
  Net Income          18,269,813   17,380,546   17,129,440   16,756,695
  Earnings Per Share         .20          .19          .18          .18
  Weighted Average
   Shares Oustanding  93,336,733   93,642,721   93,765,475   93,711,946

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

                                    Part III

Item 10.  Directors of the Registrant
Information with respect to Directors may be found under the caption "Occupations of Directors" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 21, 1997. Such information is incorporated herein by reference.

Item 11.  Executive Compensation
The  information set forth under the caption "Executive Compensation"  appearing
in   the  Company's  definitive  Proxy  Statement  for  the  Annual  Meeting  of
Shareholders to be held on April 21, 1997 is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
The information set forth under the caption, "Management and Principal Holders of Voting Securities" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 21, 1997 is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions
The information set forth under the captions, "Certain Relationships and Related Transactions" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 21, 1997 is incorporated herein by reference.

                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a)  Documents filed as part of Form 10-K

1.  Consolidated Financial Statements
The consolidated financial statements of the Company have been included in Item 8 of this report.

     Consolidated Balance Sheets as of December 31, 1996 and 1995
     Consolidated Statements of Income for each of the three years ended
          December 31, 1996, 1995 and 1994
     Consolidated Statements of Shareholders' Equity for each of the three years ended
          December 31, 1996, 1995 and 1994
     Consolidated Statements of Cash Flows for each of the three years ended
          December 31, 1996, 1995 and 1994
     Notes to Consolidated Financial Statements

2.  Consolidated Financial Statement Schedules

      Schedule
       Number      Description                    Page No.
         II        Valuation and Qualifying          38
                   Accounts and Reserves

Schedules other than those listed above have been omitted since they are either not required or the information required is included in the consolidated financial statements or the notes thereto.

KPMG Peat Marwick LLP's reports with respect to the above listed consolidated financial statements and consolidated financial statement schedule are included herein on pages 35 and 36.

3.  Exhibit Listing

 Exhibit       Description
 Number

 3.01****      Articles of Organization of the Registrant, as amended (3.01)
 3.02**        By-Laws of the Registrant, as amended (3.02)
 10.01*        1987 Stock Option Plan of the Registrant (10.01) (X)
 10.02*        Form of Incentive Stock Option Agreement under the Registrant's
               1987 Stock Option Plan (10.02) (X)
 10.03*        Form of the Non-Qualified Stock Option Agreement under the
               Registrant's 1987 Stock Option Plan (10.03) (X)
 10.04*        The Registrant's Employee Stock Ownership Plan Trust Agreement
               dated December 30, 1987 (10.04) (X)
 10.05**       The Registrant's Employee Stock Ownership Plan dated December
               30, 1987, as amended and restated (10.05) (X)
 10.06*        Employment Agreement dated June 16, 1986 between the Company and Rodger B. Dowdell, Jr. (10.07) (X)
 10.7**        Unsecured line of credit agreement dated June 29, 1991 between the Registrant and Rhode Island Hospital Trust National Bank
               (10.19)
 10.8**        Unsecured line of credit agreement dated December 30, 1991 between the Registrant and Fleet National Bank (10.20)
 10.9***       Amendment dated December 30, 1992 to Unsecured line of credit agreement between the Registrant and Fleet National Bank
               (10.13)
 10.10***      Grant agreement dated February 16, 1994 between the Registrant and Industrial Development Authority of Ireland (10.14)
 10.11***      Contract for Sale dated January 31, 1994 between the Registrant and Digital Equipment International (10.15)
 10.12***      Management Agreement dated January 31, 1994 between the
               Registrant and Digital Equipment International (10.17)
 10.13***      Licence Agreement dated January 31, 1994 between the Registrant
               (Grantor) and Digital Equipment International (Licencee)
               (10.18)
 10.14***      Grant of Options Agreement dated January 31, 1994 between the
               Registrant and Digital Equipment International (10.19)
 10.15***      Memorandum Agreement dated January 31, 1994 between the
               Registrant and Digital Equipment International (10.20)
 10.16***      1993 Non-Employee Director Stock Option Plan (10.22) (X)
 10.17*****    Letter Agreement dated June 22, 1995 to amend loan agreement dated December 30, 1991 by and between Registrant and Fleet
               National Bank (10.1)
 10.18******   Letter Agreement dated October 11, 1995 to amend loan agreement dated December 30, 1991 by and between Registrant and Fleet
               National Bank (10.1)
 10.19*******  Purchase and Sale Contract dated April 12, 1995 between the
               Registrant and Trustees of Normac-Billerica Associates III
               u/d/t dated October 11, 1979 (10.19)
 10.20         American Power Conversion Corporation B.V. Profit Sharing
               Scheme dated September 25, 1996 (X)
 11            Computation of Earnings per Share
 21            Subsidiaries of Registrant
 23            Consent of KPMG Peat Marwick LLP
 27            Financial Data Schedule (for SEC EDGAR filing only)

* Previously filed as exhibits to the Company's Registration Statement on Form S-18 dated July, 1988 (File No. 33-22707-B).
** Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference (File No. 0-17126). The number given in parenthesis indicates the corresponding exhibit in such Form 10-K.
*** Previously filed as an exhibit (Exhibit No. 22) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference (File No. 1-12432). The number given in parenthesis indicates the corresponding exhibit in such Form 10-K.
**** Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference (File No. 1-12432). The number given in parenthesis indicates the corresponding exhibit in such Form 10-K.
***** Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1995 and incorporated herein by reference (File No. 1-12432). The number given in parenthesis indicates the corresponding exhibit in such Form 10-Q.
****** Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995 and incorporated herein by reference (File No. 1-12432). The number given in parenthesis indicates the corresponding exhibit in such Form 10-Q.
******* Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference (File No. 1-12432). The number given in parenthesis indicates the corresponding exhibit in such Form 10-K.

(X) Indicates a management contract or any compensatory plan, contract or arrangement.

(b)  Reports on Form 8-K
No reports on Form 8-K have been filed by the Registrant during the quarter ended December 31, 1996.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
American Power Conversion Corporation:


We have audited the accompanying consolidated balance sheets of American Power Conversion Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Power Conversion Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                         KPMG  Peat  Marwick LLP




Providence, Rhode Island
February 10, 1997

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Shareholders
American Power Conversion Corporation:


Under date of February 10, 1997, we reported on the consolidated balance sheets of American Power Conversion Corporation and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996, as contained in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule listed in Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                          KPMG  Peat  Marwick LLP




Providence, Rhode Island
February 10, 1997

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      AMERICAN POWER CONVERSION CORPORATION

                                          Date:  March 1, 1997

                             By:  /s/ Donald M. Muir
                     Donald M. Muir, Chief Financial Officer
                  (principal financial and accounting officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the date indicated.

                                          Date:  March 1, 1997

                         By:  /s/ Rodger B. Dowdell, Jr.
                             Rodger B. Dowdell, Jr.,
                                   President,
               Chairman, Principal Executive Officer and Director
                          (principal executive officer)

                                          Date:  March 1, 1997

                              /s/ Neil E. Rasmussen
                               Neil E. Rasmussen,
                           Vice President and Director

                                          Date:  March 1, 1997

                            /s/  Emanuel E. Landsman
                              Emanuel E. Landsman,
                       Vice President, Clerk and Director

                                          Date:  March 1, 1997

                                /s/ Ervin F. Lyon
                                 Ervin F. Lyon,
                                    Director

                                          Date:  March 1, 1997

                               /s/ James D. Gerson
                                James D. Gerson,
                                    Director

                                                                     Schedule II

             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

                 Valuation and Qualifying Accounts and Reserves

              For the years ended December 31, 1996, 1995 and 1994




   Valuation accounts deducted from assets to which they apply:

                      Allowance for Doubtful Accounts Receivable

                  Balance at    Charged to   Write Offs/      Balance at
                  Beginning     Costs and    Allowances         End of
                   of Year      Expenses        Taken             Year
       1996       $6,920,000    $4,291,000    ($422,000)     $10,789,000

       1995        2,979,000     4,626,500     (685,500)       6,920,000

       1994        1,544,000     2,283,000     (848,000)       2,979,000

             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
                                  EXHIBIT INDEX


 Exhibit       Descriptions                                              Page
 Number                                                                   No.

 3.01****      Articles of Organization of the Registrant, as amended
               (3.01)
 3.02**        By-Laws of the Registrant, as amended (3.02)
 10.01*        1987 Stock Option Plan of the Registrant (10.01) (X)
 10.02*        Form of Incentive Stock Option Agreement under the
               Registrant's 1987 Stock Option Plan (10.02) (X)
 10.03*        Form of the Non-Qualified Stock Option Agreement under
               the Registrant's 1987 Stock Option Plan (10.03) (X)
 10.04*        The Registrant's Employee Stock Ownership Plan Trust
               Agreement dated December 30, 1987 (10.04) (X)
 10.05**       The Registrant's Employee Stock Ownership Plan dated
               December 30, 1987, as amended and restated (10.05) (X)
 10.06*        Employment Agreement dated June 16, 1986 between the
               Company and Rodger B. Dowdell, Jr. (10.07) (X)
 10.7**        Unsecured line of credit agreement dated June 29, 1991
               between the Registrant and Rhode Island Hospital Trust
               National Bank (10.19)
 10.8**        Unsecured line of credit agreement dated December 30,
               1991 between the Registrant and Fleet National Bank
               (10.20)
 10.9***       Amendment dated December 30, 1992 to Unsecured line of
               credit agreement between the Registrant and Fleet
               National Bank (10.13)
 10.10***      Grant agreement dated February 16, 1994 between the
               Registrant and Industrial Development Authority of
               Ireland (10.14)
 10.11***      Contract for Sale dated January 31, 1994 between the
               Registrant and Digital Equipment International (10.15)
 10.12***      Management Agreement dated January 31, 1994 between
               the Registrant and Digital Equipment International
               (10.17)
 10.13***      Licence Agreement dated January 31, 1994 between the
               Registrant (Grantor) and Digital Equipment
               International (Licencee) (10.18)
 10.14***      Grant of Options Agreement dated January 31, 1994
               between the Registrant and Digital Equipment
               International (10.19)
 10.15***      Memorandum Agreement dated January 31, 1994 between
               the Registrant and Digital Equipment International
               (10.20)
 10.16***      1993 Non-Employee Director Stock Option Plan (10.22)
               (X)
 10.17*****    Letter Agreement dated June 22, 1995 to amend loan
               agreement dated December 30, 1991 by and between
               Registrant and Fleet National Bank (10.1)
 10.18******   Letter Agreement dated October 11, 1995 to amend loan
               agreement dated December 30, 1991 by and between
               Registrant and Fleet National Bank (10.1)
 10.19*******  Purchase and Sale Contract dated April 12, 1995 between the Registrant and Trustees of Normac-
               Billerica Associates III  u/d/t dated October 11, 1979
               (10.19)
 10.20         American Power Conversion Corporation B.V. Profit
               Sharing Scheme dated September 25, 1996 (X)                41
 11            Computation of Earnings per Share                          64
 21            Subsidiaries of Registrant                                 65
 23            Consent of KPMG Peat Marwick LLP                           66
 27            Financial Data Schedule (for SEC EDGAR filing only)        67

* Previously filed as exhibits to the Company's Registration Statement on Form S-18 dated July, 1988 (File No. 33-22707-B).
** Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference (File No. 0-17126). The number given in parenthesis indicates the corresponding exhibit in such Form 10-K.
*** Previously filed as an exhibit (Exhibit No. 22) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference (File No. 1-12432). The number given in parenthesis indicates the corresponding exhibit in such Form 10-K.
**** Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference (File No. 1-12432). The number given in parenthesis indicates the corresponding exhibit in such Form 10-K.
***** Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1995 and incorporated herein by reference (File No. 1-12432). The number given in parenthesis indicates the corresponding exhibit in such Form 10-Q.
****** Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995 and incorporated herein by reference (File No. 1-12432). The number given in parenthesis indicates the corresponding exhibit in such Form 10-Q.
******* Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference (File No. 1-12432). The number given in parenthesis indicates the corresponding exhibit in such Form 10-K.

                                                                   Exhibit 10.20

THIS TRUST DEED is made the 25 day of September, One Thousand nine hundred and ninety-six BETWEEN

(1) AMERICAN POWER CONVERSION CORPORATION (A.P.C.) B.V., hereinafter referred to as American Power Conversion (registered in the Netherlands Number 255098) whose registered office is at Hoehenrode 6, 1102 BR Amsterdam, which is registered on the external directory as a place of Business at Ballybrit Industrial Estate, Galway, Ireland Number 903422.

AND

(2) KPMG TRUST (incorporated in Ireland Number 28654) whose registered office is at 1 Stokes Place, St. Stephen's Green, Dublin 2 (hereinafter called "the Trustees" which expression shall include the Trustee or Trustees for the time being hereof) of the other part.

WHEREAS:

(A) By a Resolution (the "Resolution") of the Directors passed on 20 September 1996 the Directors determined to establish the American Power Conversion Profit Sharing Scheme, as an employee profit sharing scheme which is to be approved by the Revenue Commissioners in Ireland in accordance with Chapter IX of Part I and the Third Schedule of the Finance Act 1982 (the "Act"), for the purposes of providing for eligible employees' and directors' benefits in the nature of interests in shares.

(B)  The Trustees have agreed to act as the first Trustees of the Scheme.

NOW THIS DEED WITNESSETH and it is hereby agreed as follows:

1. (a) Words and expressions defined in the Rules shall bear the same meanings herein where the context so admits and the provisions of Rule 1 shall be deemed to be incorporated herein.

     (b) In pursuance of the Resolution American Power Conversion Profit Sharing Scheme is hereby established.

2. (a) The Company shall pay to the Trustees the amount due pursuant to Rule 3 for the purpose of the acquisition or subscription of Ordinary Shares by the Trustees in accordance with the Scheme together with any other amount required to cover any costs, charges and expenses incurred in such acquisition and any other expenses and charges incurred by the Trustees in the operation of the Scheme.

     (b) The Company shall provide only in respect of Eligible Employees the Trustees with all information which is necessary for the purposes of the Scheme and the Trustees shall be entitled to rely on such information in good faith without further enquiry.

     (c) Subject as hereinafter provided, the Trustees hereby covenant with the Company to apply such sums received for that purpose in the acquisition or subscription of Ordinary Shares in accordance with the Rules and to hold the same once appropriated upon trust for the respective Participants entitled thereto subject to the provisions of the Scheme.

     (d) The Trustees shall in accordance with Rule 3(h) sell or hold as part of the Residual Fund so many of the Ordinary Shares acquired or subscribed for by them which have not been appropriated.

     (e)  The Trustees shall hold:

          (i)  the net proceeds of any sale made pursuant to paragraph
               (d) above; and

          (ii) any income therefrom,

          to be applied in accordance with Clause 13.

3. The Trustees shall hold Scheme Shares upon trust for the benefit of the Participants to whom Scheme Shares have been appropriated in accordance with the Rules, provided always that the Trustees:

    (a) shall not dispose of any Scheme Shares whether by transfer to a Participant or otherwise before the end of the Period of Retention applicable thereto except in the circumstances mentioned in Section 52(3) (a), (b) or (c) of the Act; and

    (b) shall not dispose of any Scheme Shares after the end of the Period of Retention and before the Release Date applicable thereto pursuant to Rule 4(a) nor in such a way that such a transaction would involve a breach of that Participant's obligations under Section 52
          (1) (c) or (d) of the Act; and

    (c) shall deal with any right conferred in respect of Scheme Shares to be allotted other shares, securities or rights of any description subject to Rule 4(b) and as directed by or on behalf of the Participant on whose behalf they hold such Scheme Shares.

    (d) shall not dispose of any Scheme Share after the Release Date except as provided for by Rule 4.

4. Subject to any direction as is referred to in Section 54(3) of the Act, the Trustees shall pay over to a Participant any money or money's worth received by them in respect of or by reference to any of his Scheme Shares other than money consisting of a sum referred to in Section 52(1)(c) of the Act or money's worth consisting of New Shares.

5.  As soon as practicable after any Scheme Shares have been appropriated to  a
    Participant  the  Trustees  shall  give  him  notice  in  writing  of   the
    appropriation:

    (a)   Specifying the number and description of those shares; and

    (b)   Stating their Initial Market Value and their Appropriation Date.

6. The Trustees shall prepare and keep all such accounts and records as may be required for the purpose of the Scheme and shall if so requested by the Company once at least every year submit accounts to the Company and the Company may cause such accounts to be made up and audited by a firm of Auditors. In particular the Trustees shall:

    (a) maintain such records as may be necessary to enable them to carry out their obligations under Chapter IX of Part I of the Act; and

    (b) inform a Participant who becomes liable to tax under Schedule E (Income Tax) in relation to the operation of the Scheme of any facts of which they are aware relevant to the determination of that liability.

7.  (a)   The Directors may at any time:

          (i) direct that any Subsidiary, not being a party to this Deed but otherwise eligible to be a Participating Company, shall, upon entering into a Deed supplemental hereto in such form as the Directors and the Trustees shall require, become bound by the provisions hereof; or

          (ii)  by  Deed  supplemental  hereto  declare  that   any
                Participating Company shall cease to be bound by the provisions hereof.

8. The Trustees shall not be liable to satisfy any monetary obligations under the Scheme (including but without prejudice to the generality of the foregoing any monetary obligations to Participants) beyond the sums of money (including income) from time to time in their hands or under their control as Trustees of the Scheme and properly applicable for that purpose.

9. (a) The costs, charges, expenses and other liabilities of, and incidental to, the administration, operation and determination of the Scheme (including, in particular, and without prejudice to the generality of the foregoing, any remuneration of the Trustees and any Tax or Duty for which the Trustees may be accountable to the Revenue Commissioners in Ireland or elsewhere, arising from or in connection with the Scheme) shall be borne by the Company to the extent that the same cannot properly be paid by the Trustees out of funds in their hands available for the purpose.

10. (a) No trustee for the time being of the Scheme and no director or employee of any corporate trustee shall be responsible chargeable or liable in any manner whatsoever for or in respect of any loss of or any depreciation in or default upon any of the investments securities stocks or policies in or upon which any part of the Fund may at any time be invested or for any delay which may occur from whatever cause in the investment of any moneys belonging thereto or for the safety of any securities or documents of title deposited by the Trustees for safe custody or for the exercise of any discretionary power vested in the Trustees by this Deed (including any act or omission by any committee appointed by the Trustees) or by reason of any other matter or thing except fraud or deliberate and culpable disregard of the interests of all or of any of the beneficiaries under the Scheme PROVIDED THAT a corporation which is a trustee of the Scheme and which is engaged in the business of providing a trustee service for a fee shall be liable for negligence.

     (b) Each of the Trustees and each director and employee of any corporate trustee shall be indemnified by the Company against all liabilities incurred by such Trustee in the execution of the trusts of and in the management and administration of the Scheme and of the Fund other than liabilities arising as a consequence of fraud or deliberate and culpable disregard of the interests of all or of any of the beneficiaries under the Scheme or (in the case of a corporate trustee which is engaged in the business of providing a trustee service for a fee) negligence (and to the extent that the Participating Companies fail to indemnify each such Trustee he shall be indemnified out of the
          Fund).

11. (a) The Trustees have full power and discretion to agree with the Company all matters relating to the operation and administration of the trusts of this Deed so that no person claiming any interest under such trusts shall be entitled to question the legality and correctness of any arrangement or agreement made between the Company and the Trustees in relation to such operation and administration.

     (b) The Trustees shall comply with any directions given by the Directors pursuant to the Rules and shall not be under any liability in respect thereof to the Company or to any Participant.

     (c) At the written request of the Company the Trustees may from time to time by agreement in writing with the Revenue Commissioners prescribe such date or dates being earlier than the Appropriation Date as the relevant date or dates for the determination of Initial Market Value of any share as provided by Section 51(4) of the Act.

12. (a) Subject to Clause 12(e) the Company shall have power (which may be exercised by resolution of the Board) at any time with the prior written approval of the Revenue Commissioners and having informed the Revenue Commissioners of the reason for the exercise of this power to remove from office any Trustee (by notice in writing addressed to such Trustee) and the Trustees shall accord therewith by taking whatever further action may be necessary to give effect thereto. Notice of removal from office of any Trustee shall be deemed to have been duly given if sent by post in a prepaid cover to the Trustee's last known address and shall be deemed to have been received 48 hours after posting.

     (b) The Company shall have power at any time by deed to appoint a new or additional Trustee or Trustees.

     (c) The Company hereby declares and confirms the independence of the Trustees in the exercise of all of their statutory functions and obligations under the Scheme and undertakes that it shall not influence them in any manner. The Trustees shall administer the Scheme impartially and in accordance with this Deed and the Rules of the Scheme.

     (d) Any Trustee may upon the expiry of six weeks prior notice in writing given to the Company and the remaining Trustees (if any) resign his office and thereupon cease to be a Trustee and shall not be responsible for any costs incurred by such retirement.

     (e) Without prejudice to the provisions of Clause 12(d) hereof there shall at all times be at least three individual Trustees or a Trustee which is a company or trust corporation and the Company shall exercise its powers under Clauses 12(a) and (b) accordingly. The Trustees shall at all times include at least one person which is unconnected with the Company. An individual shall be regarded as unconnected with the Company if he is not and has not been a director or employee of the Parent Company or any of its subsidiaries and in the case of a company if it is not or has not been the Parent Company or any of its subsidiaries, and in the event of the death or retirement of any such Trustee the Company shall forthwith exercise its power of appointing a replacement Trustee who or which is also unconnected with the Company.

13. The Trustees shall subject to Rule S(d), hold and apply the Residual Fund as follows:

          (i) if so instructed by the Directors in accordance with Rule 3(h) to retain the net proceeds of sale of Ordinary Shares and use this to pay costs and expenses of the Scheme or to otherwise hold unappropriated Ordinary Shares until they are appropriated in accordance with the provisions of the Scheme; and

          (ii) upon the determination of the Scheme and to the extent that the Residual Fund has not been applied as aforesaid the Trustees shall convert the Residual Fund to moneys and shall pay or transfer any moneys then comprised in the Residual Fund to the Company.

14. (a) Any Trustee being an individual shall be entitled to receive and retain as remuneration for his services hereunder such sum or sums as may from time to time be agreed with the Company.

     (b) Any Trustee, being a solicitor, accountant, stockbroker or engaged in any other profession or business, shall be entitled to be paid all reasonable professional or proper charges for services rendered including acts which such Trustee, not being engaged as aforesaid, could have done personally.

     (c) Any Trustee, being a body corporate, (whether or not a trust corporation) may charge and be paid such reasonable remuneration or charges as shall from time to time be agreed between the Company and such body corporate and such body corporate (if a bank) shall be entitled (without being liable to account for any profit or advantage so obtained) to act as banker and perform any services in relation to the Scheme on the same terms as would be made with a customer in the ordinary course of its business as banker.

15. Any Trustee, otherwise eligible to be a Participant, may be so and may retain for his absolute benefit all the interest to which he is entitled as a Participant in any Scheme Shares acquired or received by him and other money or money's worth accruing to him as such and exercise all rights to which he is entitled as a Participant.

16. Any Trustee, who shall be or become a director of or holder of any other office or employment in the Company may retain for his own absolute benefit any fees or remuneration received by him in connection with such office or employment notwithstanding that his appointment to or retention of such office or employment may be directly or indirectly due to the exercise or non-exercise of any votes in respect of shares or other securities in the Company held by the Trustees or other persons on their behalf under the trusts of the scheme.

17. No Trustee, nor any holding company of a corporate Trustee, nor any subsidiary of such holding company, nor any director or officer of a body corporate acting as Trustee shall be precluded from contracting or entering into any insurance, financial or other transactions including the provision of professional services with any participating company or being interested in any such transaction or accepting and holding the trusteeship of any debenture stock or other securities of any participating company neither shall such Trustee be liable to account for any profit made by him thereby or in connection therewith.

18. (a) In the event of the appointment of Trustees other than a body corporate as sole Trustee:

          (i) the Trustees (which in this Clause shall include the duly authorised officer of a body corporate which is the Trustee) may at any time but shall at least once in every year meet together for the dispatch of business and may adjourn and otherwise regulate their meetings as they think fit and the Directors may nominate any one of the Trustees to be Chairman of any such meeting and, in default of any such nomination, the Trustees may elect one of their number to be chairman of their meeting provided that in the event of equality of votes on the election of a chairman he shall be chosen by lot;

          (ii) all business brought before a meeting of the Trustees shall be decided by a majority of the votes of the Trustees present and voting thereon and, in the case of equality of votes, the chairman of the meeting shall have a second or casting vote;

          (iii)a resolution in writing signed by all of the Trustees shall be as effectual as if it has been passed at a meeting of the Trustees and may consist of one or more documents in similar form each signed by one or more of the Trustees; and

          (iv) two Trustees present at a meeting of the Trustees of which notice has been give to all Trustees shall form a quorum.

     (b) the Trustees shall cause proper minutes to be kept and entered in a book provided for the purpose of all their resolutions and proceedings and any such minutes shall be signed by the chairman of the next succeeding meeting.

19. (a) The Trustees may, in any particular case or cases, decide not to commence or pursue proceedings for the recovery of any moneys due to them from any Participant and shall not be responsible for any loss incurred as a result of such decision.

     (b) Valid and effectual receipts and discharges for any moneys or other property payable, transferable, or deliverable to the Trustees or any of them may be given by a Trustee who is a body corporate or by any one Trustee to whom such duty may have been delegated pursuant to sub clause (d) below or by any person from time to time nominated by the Company and authorised in writing for the purpose by all the Trustees.

     (c) The Trustees may from time to time appoint for the proper administration and management of the Scheme such secretarial or executive officers or staff or other persons as they consider desirable and the Directors shall approve on such terms as they think fit.

     (d) The Trustees may from time to time in writing delegate any business and the exercise of any of the duties imposed on them by the Scheme to any one or more of their number.

     (e) The Trustees may engage the services of such registrars, solicitors or other professional or business advisers as they consider desirable to advise on any business to be done in connection with the Scheme or for the proper administration and management of the Scheme or otherwise in connection herewith.

     (f) The Trustees may at any time cause any part of the trust property to be deposited for safekeeping (either electronically or otherwise) with any one or more of the Trustees or any other persons (including any company or corporation) on behalf of the Trustees and may pay any expenses in connection therewith.

     (g) The Trustees shall not be liable or responsible for any loss to the trust property which may be occasioned as a result of the exercise of the foregoing powers except to the extent that such loss arises as a result of any fraud, willful default or negligence on the part of such Trustees.

20. (a) The Company may at any time and from time to time, in the case of this Deed, by Deed supplemental hereto and, in the case of the Rules, by resolution of the Directors modify, alter, amend or extend the Scheme in any respect (such modification, alteration, amendment or extension being referred to in this Clause as an "amendment") provided that:

          (i) no amendment shall alter to the disadvantage of a Participant his rights in respect of any Scheme Shares appropriated before the date of such amendment;

          (ii) no amendment shall be made which would or might infringe any rule against perpetuities or which could result in the Scheme ceasing to be an employee profit sharing scheme;

          (iii) no amendment shall take effect unless the approval in writing of the Revenue Commissioners in Ireland shall have first been obtained.

     (b) The Directors may, by resolution, subject to proviso (ii) of sub-clause (a) of this Clause but notwithstanding the remaining provisions of that sub-clause and without otherwise obtaining the prior approval thereto of any other person, modify or alter or amend the Scheme in any way which may be necessary in order to secure the initial approval of the Scheme by the Revenue Commissioners in Ireland under Chapter IX of Part I and the Third Schedule of the Act.

     (c) Any amendment made in accordance with the provisions of this Clause shall be binding upon all persons from time to time interested in the Scheme including any company from time to time which is or becomes bound by the Deed.

21. The Scheme and the trusts hereby created shall be determined on the earliest of the happening of either of the following:

          (i) the date on which the Directors resolve to terminate the Scheme which they shall be entitled to do only on a date on which there is no Scheme Share; or

          (ii) the expiry of a period of twenty years after the death of the last survivor living on the date hereof of his late Britannic Majesty King George VI.

22. Neither the Company nor any other Participating Company nor the Trustees shall be obliged to perform any obligation under this Deed or the Rules to the extent that such action would be contrary to any enactment or Exchange Control or other regulation for the time being in force in the Republic of Ireland or any other country having jurisdiction in relation thereto.

23. This Deed shall be governed by and construed in accordance with the Law of Ireland and any dispute thereon shall be heard in a Court of Ireland.

IN WITNESS whereof the Deed has been executed by the parties hereto the day and year first herein written.

SIGNED by American Power Conversion Corporation (A.P.C.) BV per its Director in the presence of:

NAME:          by: /s/ Edward W. Machala
               Edward W. Machala

ADDRESS:       Ballybrit Industrial Estate, Galway

OCCUPATION:    Director

Present when the Common Seal of KPMG Trust was affixed hereto:

               by: /s/ Donal Gannon     DIRECTOR
               Donal Gannon

               by: /s/ Michael Mohan    DIRECTOR/SECRETARY
               Michael Mohan

                               THE FIRST SCHEDULE
                AMERICAN POWER CONVERSION CORPORATION (A.P.C.) BV
                       RULES OF THE PROFIT SHARING SCHEME


1.   Definitions

     In these Rules and in the Trust Deed:

     (a) Words importing the singular shall include the plural and vice versa and words importing the masculine shall include the feminine.

     (b) Any reference to any statute (or a particular Chapter, Part or Section thereof) shall mean and include any statutory modification or re-enactment thereof for the time being in force and any regulations made thereunder.

     (c) The following words and expressions shall have the following meanings:

     "Act"               the Finance Act, 1982 (as amended).

     "Appropriate        the meaning given to that expression by Section 52(8) of the Act.
     Percentage"

     "Appropriation      in  respect of any Scheme Share not being a New Share, the date  on
     Date"               which  it is appropriated to an Eligible Employee pursuant to  Rule
                         3(f),  and  in  respect of any New Share the date on  which  it  is deemed to have been appropriated pursuant to Rule 5(c).

     "Approved Scheme"   a  scheme approved by the Revenue Commissioners for the purpose  of
                         Chapter IX of Part I of the Third Schedule of the Act.

     "Auditors"          the Auditors to the Company.

     "Capital Receipt"   the meaning given to that expression by Section 54 of the Act.

     "Company"           American Power Conversion Corporation (A.P.C.) BV.

     "Corresponding      the meaning given to that expression by Section 55(3) of the Act.
     Shares"

     "Cut-Off Date"      1  January in any year commencing 1 January 1996 or such other date or  dates  in any year as the Company shall from time to time  with the approval in writing of the Revenue Commissioners determine.


     "Directors"         the  Board of Directors for the time being of the Company or a duly
                         authorised  committee  appointed  by  them  for  the  purposes   of
                         administering the Scheme.

     "Effective Date     the  first  day  of  the  calendar quarter (commencing  1  January)
     of Participation"   immediately   following  completion  of  the  employee  eligibility
                         requirements.

     "Eligible           at an Effective Date of Participation any person who:
     Employee"


                         (i)      (A)   is  a  permanent  full time or  permanent  part-time
                                        employee  including  a Director who  has  a  contract  of
                                        employment with the Company; and

                                  (B)   is chargeable to tax under Schedule E in respect  of
                                        that employment; and

                                  (C)   has completed one Year of Service (working at  least
                                        1,000 hours) on or before the relevant Effective Date  of
                                        Participation.

                         (ii) provided that any such person is not ineligible  to  become  a participant by virtue of the provisions of Part III  of  Third
                              Schedule to the Act.

     "Entitlement"       the  amount  of  each  Eligible  Employee's  entitlement  shall  be determined in accordance with the Third Schedule hereto or on  such other basis as may, from time to time, be agreed in writing between the Revenue Commissioners and the Company provided that:

                         (i)  an Eligible Employee shall only have such entitlement if he is employed by the Company and must not be under notice given  or received  of  the  termination of employment on  the  relevant
                              Appropriation Date; and

                         (ii) be  resident  for  Income  Tax  purposes  in  the  Republic  of
                              Ireland;

                         (iii)an  Eligible  Employee who, on the relevant Appropriation ate is ineligible to participate by virtue of Part III of the
                              Third Schedule to the Act shall have no such entitlement.

     "Initial Market     the initial market value as defined by Section 51(4) of the Act.
     Value"

     "Invitation         a  period of time for the completion and return of contracts  -  in
     Period"             accordance with Rule 2(b) being not less than 14 days nor more than
                         28  days.   The directors shall determine the commencement  of  the
                         invitation period which shall be as soon as practicable  after  the relevant Cut-off Date.

     "Locked-in Value"   the meaning given to that expression by Section 53(2) of the Act.

     "New Shares"        the meaning given to that expression by Section 55(3) of the Act.

     "Normal             the  date  of  attainment of age 55 or such other date notified  in
     Retirement Date"    writing to a Participant.

     "Ordinary Shares"   ordinary  shares  of $0.01 par value or such other  shares  in  the capital of the Parent Company which for the time being satisfy  the provisions of Part II of the Third Schedule to the Act.

     "Parent Company"    American Power Conversion Corporation whose registered office is at
                         132  Fairground Road, West Kingston RI 02892 and which controls the
                         Company.

     "Participant"       any  person to whom a Scheme Share was appropriated including where the  context  requires  any person in whom an  interest  in  Scheme
                         Shares or an entitlement thereto is or becomes vested.

     "Participating      any  company  being the Company or Subsidiary which is  or  may  be
     Company"            bound under Clause 7 by the provisions of the Trust Deed other than in its capacity as Trustee hereof.

     "Period of          the meaning given to that expression by Section 52(5) of the Act.
     Retention"

     "Profit Sharing     any  period of 12 months as determined by the directors which  ends
     Period"             prior to a Cut-Off Date.

     "Release Date"      the meaning given to that expression by Section 52(7) of the Act.

     "Residual Fund"     all  moneys or Ordinary Shares directed to be held as part  of  the
                         Residual  Fund  or for which no specific provision is  made  (other than  under  Clause 13 of the Trust Deed) and the income  (if  any)
                         arising  therefrom  all of which shall be held in  accordance  with
                         Clause 13.

     "Rules"             the Rules set out in this Schedule which shall be deemed to include the Second and Third Schedules to the Trust Deed, with, and subject
                         to,   any  modifications,  alterations,  amendments  or  extensions thereto for the time being in force.

     "Scheme"            American Power Conversion Profit Sharing Scheme constituted by  the
                         Trust Deed of which these Rules form part.

     "Scheme Share"      any  Ordinary  Share or other security of the Parent Company  which has  been  appropriated in accordance with Rule 3(f)  or  has  been deemed  to have been appropriated in accordance with Rule 5(c)  and is  for  the  time  being  held by the  Trustees  on  behalf  of  a
                         Participant.

     "Share Fund"        all Scheme Shares for the time being held by the Trustees.

     "Subsidiary"        any  subsidiary of the Company which is controlled by the  Company, control  being  construed in accordance with  Section  102  of  the
                         Corporation Tax Act, 1976.

     "Taxable Amount"    (i)  on  a  disposal of Scheme Shares pursuant to a direction  given
                              by   a   Participant  under  Rule  4(a)(i),  the   Appropriate
                              Percentage  of whichever is the lesser of the Locked-in  Value of the Scheme Shares so disposed of and an amount equal to the proceeds of disposal;

                         (ii) on  a  transfer of Scheme Shares pursuant to a direction  given
                              by   a   participant  under  Rule  4(a)(ii),  the  appropriate
                              percentage  of  the Locked-in value of the  Scheme  Shares  so transferred;

                         (iii)in  the  case of a Capital Receipt, the amount chargeable to  Income Tax in accordance with the provisions of Section 54 of the Act.

     "Taxes Act"         the Income Tax Act, 1967.

     "Trust Deed"        the  Trust Deed constituting the Scheme with any modifications  and variations thereof for the time being in force.

     "Trustees"          the trustee or trustees for the time being of the Scheme.

     "Year of            the meaning given to that expression by Section 1 of the Taxes Act.
     Assessment"

     "Year of Service"   the  period of twelve months, ending on the relevant cut-off  date, during  which  an  employee  worked at least  1000  hours  for  the
                         Company's Irish place of business.

2.   Conditions of Participation

     Each Eligible Employee shall, on the first occasion on which the Directors intend to operate the Scheme or on the first occasion that the employee becomes an eligible employee, be offered participation in the Scheme as soon as is practicable after the relevant Cut-Off Date provided that on such Cut-Off Date such Eligible Employee is an employee of a Participating Company. If he shall accept such offer he shall be required to complete a form of acceptance and contract of participation in the form set out in the Second Schedule to the Trust Deed (or such Schedule as amended from time to time with the concurrence of the Trustees and the approval in writing of the Revenue Commissioners) (the "Contract") which will confirm that he wishes to participate in the operation of the Scheme. The Contract shall be addressed to the Directors and the Trustees and shall be signed by the Eligible Employee and returned to the Directors by not later than the expiry of the Invitation Period. An Eligible Employee shall not be entitled to an appropriation of the Scheme Shares unless he has completed a contract and is an employee of a Participating Company on the relevant Appropriation Date.

     The signed Contract shall bind such person in contract with the Company and the Trustees in accordance with its terms in consideration of any subsequent appropriation to him of Ordinary Shares.

3.   Allocation, Acquisition of Shares and Appropriation

    (a) As soon as practicable following each Cut-Off Date in each year in which the Directors intend to operate the Scheme the Directors shall determine the amount (if any) of the Entitlements.

    (b) The Company shall as soon as practicable after the expiry of the Invitation Period to which the Entitlements relate pay to the
          Trustees the appropriate aggregate amounts due following the completion and return of Contracts in accordance with Rule 2 by Eligible Employees employed by it (who have not to the knowledge of the Trustees terminated or breached the same) less any amount of the Residual Fund which the Directors shall have directed the Trustees to apply in the acquisition of Ordinary Shares for the appropriation to such Eligible Employees.

    (c) As soon as reasonably practicable after the receipt from the Company of the amounts referred to in paragraph (b) of this Rule the Trustees will apply the aggregate of such amounts together with any amount of the Residual Fund directed by the Directors to be so applied in accordance with paragraph (b) of this Rule in the acquisition or subscription of Ordinary Shares for appropriation to each such Eligible Employee in accordance with the provisions of this Rule on the basis that the aggregate Initial Market Value of the Ordinary Shares appropriated to him is as nearly as possible pro rata to the amount of his Entitlement that has been paid to the Trustees.

    (d) Where the Trustees are unable to acquire sufficient Ordinary Shares by the purchase or subscription for Ordinary Shares as directed by the Directors to satisfy in full appropriations pursuant to Rule 3(c) the Trustees shall reduce the appropriations pro rata.

    (e) If the basis on which the Ordinary Shares are appropriated would otherwise give rise to the appropriation of a fraction of an Ordinary Share the Trustees may sell such fractional entitlement and the amount thus received shall be regarded as not having been applied in the acquisition of Ordinary Shares for the purpose of paragraph (g). In the event that a portion of the Ordinary Shares acquired by the Trustees carry the right to receive any dividends which have been declared the Trustees shall appropriate those Ordinary Shares among the Eligible Employees in the same proportions as provided in paragraph (c) of this Rule.

     (f) The Trustees shall appropriate the Ordinary Shares so acquired or subscribed for on one day within thirty days of the expiry of the Invitation Period.

     (g) To the extent that the Trustees have not applied the whole of the amount received by them in the acquisition of Ordinary Shares in accordance with paragraph (c) of this Rule within thirty days of the expiry of the Invitation Period or such longer period as the directors may from time to time determine they shall pay the balance thereof promptly to the Participating Companies which provided the same.

    (h) The Trustees shall at the direction of the Directors either sell for the best consideration in money reasonably obtainable at the time any Ordinary Shares which they do not appropriate under this Rule and retain the net proceeds of sale or retain such Ordinary Shares as part of the Residual Fund.

    (i) If following the date on which the Trustees are entered on the Parent Company's register of members (or other registration system whether electronic or other) but before the Appropriate Date of any Ordinary Shares the Trustees shall become entitled in respect of such shares to either:

          (i)  any dividends or other distribution; or

         (ii) any other rights to be allotted securities in the Company (other than an issue of capitalisation shares of the same class as Ordinary Shares then held by the Trustees pending an appropriation which capitalisation shares shall be retained by the Trustees and shall form part of the Ordinary Shares to be appropriated); then the Trustees shall retain the same in the Residual Fund and the Trustees shall use their best endeavours to sell such rights as are referred to in paragraph (ii) above for the best consideration in money reasonably obtainable at the time.

     (j) No Ordinary Shares shall be appropriated to any Eligible Employee after 15 years from the date of death of the last survivor of the issue living on the date of the Trust Deed of his late Britannic Majesty King George VI.

     (k) The Directors may determine at any Cut-Off Date that there shall be no Entitlements and may so decide at any subsequent Cut-Off Date.

4.   Conditions of Retention and Disposal

     (a) Subject as hereinafter provided in this Rule Scheme Shares shall be held by the Trustees until the date on which the Participant concerned directs the Trustees:

          (i)  To sell the Scheme Shares; or

          (ii) To transfer the legal ownership of the Scheme Shares to himself;

          (iii)  To deal in his interest in Scheme Shares

          provided that as soon as may be practicable following the Release
          Date applicable thereto the Trustees will transfer the legal ownership of Scheme Shares to the Participants subject to the restrictions contained in (b) below.

    (b) Notwithstanding the Release Date of Scheme Shares has occurred the Trustees shall hold Scheme Shares on behalf of a Participant until

         (i) a Participant having reached Normal Retirement Date, requests the Trustees to transfer his Scheme Shares into his name or to sell or otherwise dispose of them on his behalf; or

         (ii)  a  Participant,  having  terminated  his  employment
               (whether by voluntary redundancy or otherwise) with the Company 5 years previously, requests the Trustees to transfer his Scheme Shares into his name or to sell or otherwise dispose of them on this behalf

               Provided That:

              (a) In the absence of a request the Participant shall be deemed to have made a request to transfer his Scheme Shares into his name

              (b)   any transfer, sale or other disposal  shall
                    occur in five equal (subject to rounding up or down) tranches beginning of the first anniversary of the Participant's termination of employment and ending on the tenth anniversary thereof; or

       (iii) a Participant, becomes (in the opinion of the Company) totally or permanently disabled, in which event the Trustees shall (subject to having been notified by the Company) within sixty days of the establishment of total or permanent disability (as certified by a physician selected or approved by the Company) sell his Scheme Shares unless otherwise instructed by the directors; or

         (iv)  a Participant's death in which event the Trustees shall
               hold   his   Scheme  Shares  for  the  benefit  of  his  personal
               representative until instructed to sell the shares by the personal representative of such deceased participant; or

         (v) the Company permits the Participant to otherwise dispose of his Scheme Shares and so notifies the Trustees in writing.

5.  Share Issue or Reorganisation

    (a) In the event of the Parent Company proposing to make a rights issue in respect of any class of its share capital which includes Scheme Shares, the Trustees shall, upon receipt of the offer from the Parent Company, notify each Participant of the following options in respect of the Scheme Shares held by the Trustees on his behalf;

         (i) to instruct the Trustees to exercise the rights in respect of all his Scheme Shares provided that such instruction is accompanied by payment in cash of the amount necessary to exercise such rights;
               or

         (ii) To instruct the Trustees to exercise the rights in respect of some only of his Scheme Shares and to dispose of the rights nil paid in respect of the remainder and either:

              (a) to pay to the Trustees any amount in excess of the amount of the disposal proceeds necessary to exercise such rights: or

              (b) to instruct the Trustees to pay to him any amount of the disposal proceeds in excess of the amount necessary to exercise such rights;
                    or

     (iii) to instruct the Trustees to dispose of the rights in respect of all his Scheme Shares nil paid and pay the proceeds to the Participant.

          The Participant shall instruct the Trustees accordingly within any period of time specified by the Trustees and shall, if appropriate, pay to the Trustees in cash any amounts necessary in order to carry out such instructions. The Trustees shall subject to receipt of the cash and instructions as aforesaid carry out the instructions of the Participants within the period of time allowed by the Parent Company for exercise of rights. If a Participant shall fail to give any direction to and shall not otherwise have authorised the Trustees, they shall sell all rights in respect of the Scheme Shares nil paid on behalf of that particular Participant.

    (b) In the event of an offer being made or a Transaction being proposed in any of the circumstances described in Section 52(3) (a),
          (b) or (c) of the Act, the Trustees shall forthwith notify each Participant and shall act in accordance with the instructions of the Participant in dealing with his Scheme Shares and in the absence of any such instructions shall take no action.

     (c) Subject to Section 55 ( 1) of the Act, any New Shares allotted to the Trustees pursuant to paragraphs (a) or (b) of this Rule or on a capitalisation issue shall be deemed to have been appropriated to a Participant on the Appropriate Date of the Scheme Shares in respect of which they are allotted.

     (d) In the event that any Participant shall on the Trustees receiving any securities as provided in this Rule be entitled in respect of his Scheme Shares to a fraction of any such security, the Trustees shall use their best efforts to sell such securities as represent the aggregate of the fractions so arising and shall distribute the proceeds of sale (after deducting any expenses of sale and any taxation which may be payable by the Trustees in respect thereof) to the Participants concerned provided that any such entitlement which is less than 3 Pounds Sterling shall be retained by the Trustees and held as part of the Residual Fund.

6.  Payments and Transfers to Participants

    (a) If any amount falls to be paid to the Participant prior to the Release Date in respect of his Scheme Shares being:

          (i) the proceeds of a sale of Scheme Shares pursuant to a direction given by the Participant under Rule 4(a)(i); or

          (ii) a Capital Receipt the Trustees shall pay such amount to the Participant. The Trustees shall if required deduct any Irish withholding tax in accordance with the Taxes Act.

    (b) If a Participant directs the Trustees to transfer the ownership of any Scheme Share to himself pursuant to Rule 4(a)(ii) before their Release Date, he shall pay to the Trustees, before the transfer takes place, a sum equal to Income Tax at the standard rate on the Taxable Amount at the time of the direction.

    (c) The Trustees shall account for any tax in accordance with Section 57 of the Act.

    (d) Any Transfer Taxes involved in any transfer of Scheme Shares or other shares or securities by the Trustees into the name of the Participant concerned shall be payable in the case of:

          (i)  a transfer as referred to in Rule 4(a); or

          (ii) a transfer following the death of a Participant; by the Trustees out of the Residual Fund or in the case of a deficiency out of funds made available for the purpose by the Participant's Participating Company and, in any other case. shall be payable by the Participant concerned.

7.  Repurchase by Trustees

    (a) At the time a Participant directs the Trustees to dispose of any Scheme Shares or to transfer the Scheme Shares into his name or having transferred the shares into his name the Participant wishes to dispose of the shares he must notify the Trustees and the Trustees may offer to purchase the beneficial interest in such Scheme Shares from the Participant at the best consideration in money that can reasonably be obtained at the time of the sale and such disposal shall for the purposes of Rule 4 be regarded as a disposal in accordance with Rule 4(a) (i). In the event of the Trustees making such an offer then the Participants shall be bound to accept such offer.

    (b) If, at the time of the proposed purchase of Scheme Shares under paragraph (a), the Trustees do not have sufficient funds to purchase such Scheme Shares they may apply to the Company for such funds. If any funds are so provided by the Company they shall reduce pro tanto the liability of the Company making that payment in respect of the payment to be made by that Company pursuant to Rule 3 following the next Invitation Period.

    (c) The Trustees shall where feasible hold any Ordinary Shares purchased pursuant to paragraph (a) upon trust for appropriation to Eligible Employees employed by the Participating Company that provided the funds used in the purchase of such Ordinary Shares but, subject thereto, shall hold such Ordinary Shares as part of the Residual Fund.

8.   Payment of Dividends

     Any dividends paid by the Parent Company to the Trustees in respect of Scheme Shares shall be forwarded to the Participants on whose behalf the Trustees hold such Scheme Shares together with particulars of the related tax credit (if any) and tax deduction certificate (if any). The Trustees shall if required deduct any Irish withholding tax in accordance with the Taxes Act.

9.   General Meetings of the Parent Company and Voting Rights

     Participants have no right to attend or vote at a General Meeting of the Parent Company. The voting rights in respect of Scheme Shares shall, on a poll, be exercised only in accordance with any directions in writing by the Participants concerned to the Trustees. In the absence of any such direction, the Trustees shall abstain from voting.

10.  Notices

     (a) All notices required to be given to a Participant by the Trustees under the Scheme shall be in writing and shall either be delivered to the Participant at his place of work or be sent by post to the address shown on the records of the Trustees or of the Company by which such Participant is employed.

          Any notice or document, sent by post as aforesaid, shall be deemed to have been received on the expiry of 48 hours from the time at which it was posted and to prove such service it shall be sufficient to prove that the envelope containing the notice or document was properly pre-paid, addressed and put into the post.

    (b) Any notice or document delivered or sent by the Trustees in the manner described in paragraph (a) of this Rule shall be deemed for all purposes to have been sufficiently served on the Participant and all persons claiming through or under such Participant and accordingly service in manner aforesaid shall operate to exonerate the Trustees from all or any liability for the non-receipt by a Participant or other person as aforesaid of any such notice or document.

    (c) To be valid any direction to the Trustees in respect of a Participant's Scheme Shares must be given in writing by or on behalf of such Participant, shall be effective only when it is received by the Trustees and shall be subject to Rule 4(b).

    (d) A direction once duly given and received as mentioned in paragraph (c) of this Rule and subject to Rule 4(b) shall be carried out by the Trustees as soon as practicable in accordance with its terms unless prior to their acting in respect thereof the Trustees receive written notice from the Participant revoking the direction.

          The Trustees shall incur no liability to a Participant if they act or fail to act upon a direction or revocation which purports to have been duly given as aforesaid.

11.  The Auditors

     In giving any notice or opinion or in determining any value or making any adjustment or calculation under the Scheme, the Auditors shall be deemed to be acting as experts and not as arbitrators.

                               THE SECOND SCHEDULE
                AMERICAN POWER CONVERSION CORPORATION (A.P.C.) BV
                              PROFIT SHARING SCHEME

                                    THE PLAN


                                                                           Date:

Dear

The enclosed booklet gives details of the American Power Conversion Profit Sharing Scheme (the "Scheme"). As an employee of American Power Conversion Corporation (A.P.C.) BV Irish Branch - you may be entitled to participate in the Scheme.

Participation in the Scheme is available to all permanent full time and permanent part time employees who have completed one year of service (working at least 1000 hours) with the Company. You should read the booklet carefully and decide whether you wish to participate.

Entitlement

Each  employee  is  entitled  to shares of 15% of basic  salary  or  such  other
percentage as specified by the directors in respect of the year ended on    (see
booklet).

Participation in the Scheme

In order to participate in the Scheme you should complete the attached contract of participation indicating your wish to participate.

Following receipt of the form as aforesaid the Company will pay an amount equal to your entitlement to the Trustees of the Scheme to acquire shares which will be held on your behalf subject to the Rules of the Scheme.

Yours sincerely

                               THE THIRD SCHEDULE

                      Basis of Calculation of Entitlements


The entitlement of each Eligible Employee under the Scheme shall be calculated as such percentage of pay applicable to all eligible employees if any, as the Directors shall allocate for each Profit Sharing Period PROVIDED that in the case of any Eligible Employee, the total of the Entitlements in any Year of Assessment shall not exceed the amount for the time being specified as being the limit on individual appropriations for the purposes of paragraph 1(4) of the Third Schedule to the Act.

                                   APPENDIX 1

                                GLOSSARY OF TERMS

                            AMERICAN POWER CONVERSION

                              PROFIT SHARING SCHEME


The form of contract which you are required to complete refers to certain terms. For your convenience these and other important terms are defined here.

Cut-Off Date           1 January in any year.

Eligible Earnings      Your basic pay.

Relevant Amount        10,000 Pounds Sterling or such other figure as is laid down by legislation.

Scheme Shares          Ordinary  Share  of  $0.01  par value in American  Power  Conversion
                       Corporation allocated to Eligible Employees under the Scheme.

Appropriation Date     The  date  Scheme  Shares  are  allocated  by  the  Trustees  to   a
                       Participant in the Scheme.

Period of Retention    The period during which Participants in the Plan have undertaken  to leave  the Scheme Shares that have been appropriated to them in  the hands of the Trustees and not to assign, charge or otherwise dispose of  their  beneficial interest in them. This period  begins  on  the
                       Appropriation  Date  and usually ends on the second  anniversary  of that date. However, it will end with any of the following events  if they occur before the second anniversary:

                       (1) the  ending  of  the  Participant's employment  by  the  Company because of injury, disability or redundancy;

                       (2) the  attainment  of  the  State Pension  Age  66  years  by  the
                            Participant; and

                       (3) the Participant's death.

Release Date           The  fifth  anniversary of the Appropriation Date,  i.e.,  the  date after  which  the  shares  can be sold, or  otherwise  disposed  of, without incurring any liability to pay Income Tax.

Locked-in Value        The  initial value of the Participant's Shares - except  in  special situations, e.g., where there has been a taxable capital receipt  in respect  of a Participant's Scheme Shares (you will be given details if any such situation arises).

Appropriate            The  part of the Locked-in Value on which Income Tax will be charged
Percentage             which will depend on the number of years the shares have been in the hands of the Trustees.

Normal Retirement      Age 55 or such other date notified in writing to you by the Company.
Date

Entitlement            The  cash  amount  offered by the Company  to  acquire  your  Scheme
                       Shares.

The Company            American Power Conversion Corporation (A.P.C.) BV.

                AMERICAN POWER CONVERSION CORPORATION (A.P.C.) BV

                              PROFIT SHARING SCHEME

                FORM OF ACCEPTANCE AND CONTRACT OF PARTICIPATION


TO:       The  Directors of American Power Conversion Corporation (A.P.C.) BV

               and

TO: The Trustees of American Power Conversion Corporation Profit Sharing Scheme ("the Scheme").


FROM:     FIRST NAME(S)_______________________________  Please Print
                              (Mr./Mrs./Miss)                in
                                                       BLOCK CAPITALS

          SURNAME:     _______________________________


          ADDRESS:     _______________________________


RSI Number:

                          APPLICATION FOR SCHEME SHARES


1. I wish to accept my Entitlement to Ordinary Shares in American Power Conversion Corporation.

2.   I have read the booklet explaining the Rules of the Plan.

3.   CONTRACT OF PARTICIPATION:

     In consideration of my participation in the Scheme and of any appropriation to me of Scheme Shares in accordance with the provisions of the Scheme I bind myself in contract with the Company and the Trustees and I agree to be bound by the Rules of the Scheme and in particular (subject to Section 52(3) Finance Act, 1982):

    (a) to permit Scheme Shares appropriated to me to be held by the Trustees throughout the applicable Period of Retention;

    (b) not to assign, charge or otherwise dispose of my beneficial interest in the said Scheme Shares during the Period of Retention;

    (c) not to direct the Trustees to dispose of the said Scheme Shares before the applicable Release Date in any other way except as mentioned in paragraph (d) or by sale for the best consideration in money that can reasonably be obtained at the time of the sale; and

     (d) not to direct the Trustees of the Scheme Shares to dispose of my shares prior to my Normal Retirement Date subject to the exceptions provided for by the Scheme on redundancy, disability, termination of employment or death.

4. I accept that the dividend tax voucher which I may receive from the Trustees in respect of any of my Scheme Shares will be in full satisfaction of any rights I have to a tax deduction certificate from the Trustees.

5. I hereby direct the Trustees, in the absence of any further direction from me, in the event of a rights issue to sell all rights in respect of my Scheme Shares nil paid and pay the proceeds to me and in the event of any other offer or transaction in respect of my Scheme Shares (other than an issue of capitalisation shares) to take such action, if any, as will not require me to put the Trustees in funds and will lead to a cash payment being made to me.

6.   I undertake to notify the Trustees of any change in my address.


SIGNED:      __________________________

DATE:        __________________________

IN THE PRESENCE OF:

SIGNATURE:   __________________________

NAME:        __________________________

ADDRESS:     __________________________

                                                                      Exhibit 11

             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

                        Computation of Earnings per Share

              For the years ended December 31, 1996, 1995 and 1994


                                           1996          1995         1994
Primary:

Weighted average shares outstanding     93,871,520    92,939,494   91,823,665

Net effect of dilutive stock options
based on the treasury stock method
using the average market price             475,026       927,386    1,089,159

Total                                   94,346,546    93,866,880   92,912,824


Net earnings                           $92,420,884   $69,536,494  $71,274,971

Per share amount                              $.98          $.74         $.77


Fully Diluted:

Weighted average shares outstanding     93,871,520    92,939,494   91,823,665

Net effect of dilutive stock options
based on the treasury stock method
using the period end price               1,016,485       341,413      910,654

Total                                   94,888,005    93,280,907   92,734,319


Net earnings                           $92,420,884   $69,536,494  $71,274,971

Per share amount                              $.97          $.74         $.77

                                                                      Exhibit 21


                         SUBSIDIARIES OF THE REGISTRANT

Subsidiary                         Place of            Ownership
                                   Incorporation

American Power Conversion          The Netherlands     100% by
Corporation (APC) B.V.                                Registrant

APC Distribution Ltd.              Ireland             100% by
                                                      Registrant

APC America, Inc.                  Delaware            100% by
                                                      Registrant

American Power Conversion Europe,  France              100% by
S.A.R.L.                                              Registrant

APC Foreign Sales Corporation      Barbados, W.I.      100% by
                                                      Registrant

APC Japan, Inc.                    Japan               100% by
                                                      Registrant

American Power Conversion          Philippines         100% by APC B.V.
(Philippines), Inc.

                                                                      Exhibit 23








                              ACCOUNTANTS' CONSENT



The Board of Directors
American Power Conversion Corporation:


We consent to incorporation by reference in the registration statements (Nos.33-25873 and 33-54416) on Forms S-8 of American Power Conversion Corporation of our reports dated February 10, 1997, relating to the consolidated balance sheets of American Power Conversion Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996, and the related schedule, which reports appear in the December 31, 1996 annual report on Form 10-K of American Power Conversion Corporation.



                                         KPMG  Peat  Marwick LLP


Providence, Rhode Island
March 18, 1997