Form 10-Q
period 1997-03-30
AMERICAN POWER CONVERSION CORPORATION
filed 1997-05-14
CIK 835910

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT
      OF 1934
      For the quarterly period ended March 30, 1997

                                       or

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
      (State or other jurisdiction of     (I.R.S. employer identification no.)
       incorporation or organization)


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

                     YES  [ X ]                    NO  [   ]

                                    _________


     Registrant's Common Stock outstanding, $.01 par value, at May 9, 1997 -
                                94,878,000 shares

                                                                       FORM 10-Q
                                                                  March 30, 1997


             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

                                      INDEX


                                                              Page No.

Part I - Financial Information:

Item 1.   Consolidated Condensed Financial
          Statements:

              Consolidated Condensed Balance Sheets -
              March 30, 1997 (Unaudited) and December
              31, 1996                                          3 - 4

              Consolidated Condensed Statements of
              Income -
              Three Months Ended March 30, 1997 and
              March 31, 1996 (Unaudited)                          5

              Consolidated Condensed Statements of Cash
              Flows -
              Three Months Ended March 30, 1997 and
              March 31, 1996 (Unaudited)                          6

              Notes to Consolidated Condensed Financial
              Statements (Unaudited)                              7

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of Operations      8 - 11

Part II - Other Information:

Item 2.   Changes in Securities:
          (c) Recent Sales of Unregistered Securities            12

Item 6.   Exhibits and Reports on Form 8-K                       12

Signatures                                                       13

                                                                       FORM 10-Q
                                                                  March 30, 1997

PART I - CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

ITEM 1 - FINANCIAL STATEMENTS

             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)

                                     ASSETS

                                                 March 30,        December 31,
                                                    1997              1996
                                                (Unaudited)
Current assets:
Cash and cash equivalents                       $ 151,097         $ 153,234
Accounts receivable,
  less allowance for doubtful accounts of
  $10,963 in 1997 and $10,789 in 1996             106,756           108,544
Inventories:
  Raw materials                                    82,314            68,657
  Work-in-process and finished goods               77,300            61,786
Total inventories                                 159,614           130,443
Prepaid expenses and other current assets           9,935            11,610
Deferred income taxes                              23,878            20,284

Total current assets                              451,280           424,115

Property, plant and equipment:
  Land, buildings and improvements                 22,772            18,710
  Machinery and equipment                          71,376            64,986
  Office equipment and furniture                   25,885            23,299
  Purchased software                                7,799             7,357

                                                  127,832           114,352

Less accumulated depreciation and amortization     40,017            35,655

Net property, plant and equipment                  87,815            78,697

Other assets                                        1,884             1,190

Total assets                                    $ 540,979         $ 504,002


See accompanying notes to consolidated condensed financial statements

                                                                       FORM 10-Q
                                                                  March 30, 1997


             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)
                                 (In thousands)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                 March 30,        December 31,
                                                    1997              1996
                                                (Unaudited)
Current liabilities:
Accounts payable                                $  55,816         $  41,587
Accrued expenses                                   12,309            12,576
Accrued compensation                               11,136            12,217
Accrued sales and marketing programs               17,709            16,360
Accrued pension contributions                       2,994             6,290
Income taxes payable                               17,047            17,294

Total current liabilities                         117,011           106,324

Deferred tax liability                              6,340             5,780

Total liabilities                                 123,351           112,104

Shareholders' equity:
Common stock, $.01 par value;
  authorized 200,000 shares;
  issued 95,117 shares in 1997,
  94,417 shares in 1996                               951               944
Additional paid-in capital                         52,316            48,374
Retained earnings                                 365,912           344,131
Treasury stock, 125 shares, at cost                (1,551)           (1,551)

Total shareholders' equity                        417,628           391,898

Total liabilities and shareholders' equity      $ 540,979         $ 504,002





See accompanying notes to consolidated condensed financial statements

                                                                       FORM 10-Q
                                                                  March 30, 1997


             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    (In thousands, except earnings per share)

                                                      Three months ended
                                                          (Unaudited)
                                                 March 30,          March 31
                                                    1997              1996

Net sales                                       $  171,989        $  141,626

Cost of goods sold                                  95,801            83,441

Gross margin                                        76,188            58,185

Operating expenses:
Marketing, selling, general and administrative      40,987            32,298
Research and development                             4,205             3,719

Total operating expenses                            45,192            36,017

Operating income                                    30,996            22,168

Other income (deductions), net                       (375)               708

Earnings before income taxes                        30,621            22,876

Income taxes                                         9,646             7,663

Net income                                      $   20,975        $   15,213

Earnings per share                              $      .22        $      .16

Weighted average common stock and
  common stock equivalents outstanding              95,551            93,750






See accompanying notes to consolidated condensed financial statements

                                                                       FORM 10-Q
                                                                  March 30, 1997


             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                         Three months ended
                                                             (Unaudited)
                                                     March 30,        March 31,
                                                        1997             1996
Cash flows from operating activities
Net income                                          $  20,975        $  15,213
Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:
Depreciation and amortization                           3,902            2,731
Provision for doubtful accounts                           973            1,475
Deferred taxes                                         (3,321)              69
Changes in operating assets and liabilities:
  Decrease (increase) in accounts receivable            1,399           (3,950)
  Decrease (increase) in inventories                  (28,812)          10,698
  Decrease (increase) in prepaid expenses and other
    current assets                                      1,964           (2,043)
  Decrease (increase) in other assets                     369             (168)
  Increase (decrease) in accounts payable              13,751           (4,263)
  Increase (decrease) in accrued expenses              (4,345)           2,364
  Increase (decrease) in income taxes payable            (247)           5,209
Net cash provided by operating activities               6,608           27,335

Cash flows from investing activities
Capital expenditures, net of capital grants           (12,792)          (3,620)
Cash acquired in acquisition                              101                -
Net cash used in investing activities                 (12,691)          (3,620)

Cash flows from financing activities
Proceeds from issuances of common stock                 3,946            4,316
Net cash provided by financing activities               3,946            4,316

Net increase (decrease) in cash and cash equivalents   (2,137)          28,031

Cash and cash equivalents at beginning of period      153,234           39,040

Cash and cash equivalents at end of period         $  151,097        $  67,071


Supplemental disclosures of cash flow information
Cash paid during the period for income taxes
(net of refunds)                                   $   13,142        $   2,385






See accompanying notes to consolidated condensed financial statements

                                                                       FORM 10-Q
                                                                  March 30, 1997



             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



1.   Management Representation

In  the  opinion  of  management, the accompanying unaudited  interim  financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position and the results of operations for the interim periods. The results of operations for the interim period are not necessarily indicative of results to be expected for the full year.

2.   Principles of Consolidation

The consolidated financial statements include the financial statements of American Power Conversion Corporation and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

On February 14, 1997, the Company completed its acquisition of Systems Enhancement Corporation ("Systems Enhancement"), a privately-held manufacturer of power management software and accessories. The Company has accounted for the acquisition as a pooling-of-interests and, accordingly, Systems Enhancement's results of operations and cash flows are included in the Company's financial statements from January 1, 1997. The acquisition was deemed to be immaterial to the Company's consolidated results of operations and financial condition and, therefore, comparative prior period results have not been restated.

3.   Per Share Data

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

4.   Shareholders' Equity

Changes in paid-in capital for the periods presented represent the issuances of common stock resulting from the exercise of employee stock options, as well as the Company's contributions to the Employee Stock Ownership Plan.

                                                                       FORM 10-Q
                                                                  March 30, 1997

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Revenues

Net sales were $172.0 million for the first quarter of 1997, an increase of 21.4% compared to $141.6 million for the same period in 1996. The increase was attributable to continued strong demand for the Company's products across fast-growing core markets, including computer networking, internetworking equipment and point-of-sale devices, as well as what the Company believes is an increasing awareness by computer users of the consequences of data loss and hardware damage which can be caused by power problems. The North American market continued to be strong in the first quarter of 1997, with North American net sales up 29% versus the first quarter of 1996. International net sales were up 10% overall, with European revenue approximating last year's level. International sales (excluding Canada) comprised 37% of net sales in the first quarter of 1997 compared to 40% in the first quarter of 1996.

Cost of Goods Sold

Cost of goods sold was $95.8 million or 55.7% of net sales in the first quarter of 1997 compared to $83.4 million or 58.9% in the first quarter of 1996. The year-to-date gross margin improvement of approximately 320 basis points was primarily attributable to increasing sales volume of higher margin third generation Smart-UPS(R) products and lower cost Back-UPS(R) products manufactured in the Philippines. The total inventory reserves at March 30, 1997 were $17.6 million compared to $16.1 million at December 31, 1996. The increased inventory reserves have been provided primarily to cover the potential loss exposure that may result from excess inventories as the demand for second generation products diminishes. Second generation Smart-UPS represented approximately 5% of total inventories at March 30, 1997 unchanged from December 31, 1996. The Company's reserve estimate methodology involves quantifying the total inventory position having potential loss exposure, reduced by an amount reasonably forecasted to be sold, and adjusting its interim reserve provisioning to cover the net loss exposure.

Operating Expenses

Operating expenses include marketing, selling, general and administrative, and research and development expenses.

Marketing, selling, general and administrative (SG&A) expenses were $41.0 million or 23.8% of net sales for the first quarter of 1997 compared to $32.3 million or 22.8% of net sales for the first quarter of 1996. The increases in total spending for the first quarter of 1997 over last year were due primarily to increased advertising and promotional costs, as well as costs associated with increased staffing of sales and other related positions both domestically and internationally. The allowance for doubtful accounts at March 30, 1997 was 9.3% of accounts receivable, compared to 9.0% at December 31, 1996. The Company continues to experience strong collection performance with accounts receivable balances outstanding over 60 days representing 9.1% of total receivables, unchanged from December 31, 1996. Write-offs of uncollectible accounts have historically represented less than 1% of total receivable balances. A majority of international customer balances are covered by receivables insurance.

Research  and  development expenses were $4.2 million or 2.4% of net  sales  and
$3.7 million or 2.6% of net sales for the first quarter of 1997 and 1996, respectively. The increased research and development spending primarily reflects increased numbers of software and hardware engineers and costs associated with new product development and engineering support. Although the aggregate dollars of research and development expenses have increased as a result of continued product and process development, the slight decrease from first quarter 1996 to first quarter 1997 as a percentage of sales is attributable to certain fixed research and development expenses spread over a higher revenue base.
 .
Other Income (Deductions) and Income Taxes

Net foreign currency losses in the first quarter of 1997 (primarily related to foreign currency denominated assets of international subsidiaries for which the U.S. dollar is the functional currency) were partially offset by higher interest income which increased by 135% over the first quarter of 1996. This increase was due to higher average cash balances available for investment during the first quarter of 1997 compared to the same period in 1996.

The Company's effective income tax rates were approximately 31.5% and 33.5% for the quarters ended March 30, 1997 and March 31, 1996, respectively. The decrease from first quarter 1996 to first quarter 1997 is due to the expected tax savings from an increasing portion of taxable earnings being generated from the Company's operations in Ireland, a jurisdiction which currently has a lower income tax rate for manufacturing companies than the present U.S. statutory income tax rate.


LIQUIDITY AND CAPITAL RESOURCES

Working capital at March 30, 1997 was $334.3 million compared to $317.8 million at December 31, 1996. The Company has been able to increase its working capital position as the result of continued strong operating results and despite internally financing the build-up of inventories and the capital investment required to expand its operations. The Company's cash position decreased slightly to $151.1 million at March 30, 1997 compared to $153.2 million at December 31, 1996.

Worldwide inventories were $159.6 million at March 30, 1997 compared to $130.4 million at December 31, 1996. The first quarter 1997 inventory build was primarily attributable to the effects of seasonal factors, opening up new plant capacity in the Philippines, and the introduction of a new product line, the Symmetra (TM) Power Array (TM). Inventory levels as a percentage of quarterly sales were 93% in the first quarter of 1997, up from 62% in the fourth quarter of 1996.

At March 30, 1997, the Company had available for future borrowings $50 million under an unsecured line of credit agreement at a floating interest rate equal to the bank's cost of funds rate plus .625% and an additional $15 million under an unsecured line of credit agreement with a second bank at a similar interest rate. No borrowings were outstanding under these facilities at March 30, 1997. Additionally, the Company has no significant financial commitments outstanding other than those required in the normal course of business.

Capital investment for the first quarter of 1997 consisted primarily of manufacturing and office equipment. The nature and level of capital spending was made to improve manufacturing capabilities and to support the increased marketing, selling, and administrative efforts necessitated by the Company's significant growth. Net capital expenditures were financed from available operating cash. The Company had no material capital commitments at March 30, 1997.

The Company continues to investigate potential sites for manufacturing expansion in international locations. During the second quarter of 1996, the Company established a manufacturing operation in the Philippines which is operating within a designated economic zone which provides certain economic incentives, primarily in the form of tax exemptions. The Company purchased and improved a 70,000 square foot facility for approximately $1.5 million which was financed from operating cash. This facility currently manufactures certain Back-UPS products sold in the Company's domestic markets. In the future this operation will also provide manufacturing and technical support to better serve the Company's markets in the Asia Pacific region. In January 1997, the Company purchased a second location in the Philippines for approximately $3 million.
The Company expects to begin manufacturing selected products at this facility beginning in the third quarter of 1997.

The Company's Ireland facility is providing manufacturing and technical support in order to better service the Company's markets in Europe, the Middle East, Africa and Russia. In 1994, the Company executed an agreement with the Industrial Development Authority of Ireland ("IDA") under which the Company will receive grant monies equal to 40% of the costs incurred for machinery, equipment and building improvements for the Galway facility. The maximum amount attainable under the agreement is approximately $13.1 million. The grant monies would be repayable, in whole or in part, should (a) the Company fail to meet certain employment goals established under the agreement which are to be achieved over a five year implementation period and/or (b) the Company discontinues operations in Ireland prior to the termination of the agreement. The agreement terminates eight years from the date of the last claim made by the Company for grant monies. The total cumulative amount of capital grant claims submitted through March 30, 1997 was approximately $9.5 million. The total cumulative amount of capital grants received through March 30, 1997 amounted to approximately $8.4 million.

Under a separate agreement with the IDA, the Company will also receive up to $3,000 per new employee hired for the direct reimbursement of training costs. The total cumulative amount of training grant claims submitted through March 30, 1997 was approximately $2.0 million. The total cumulative amount of training grants received through March 30, 1997 amounted to approximately $1.4 million.

Management believes that current internal cash flows, together with available cash, available credit facilities or, if needed, the proceeds from the sale of additional equity, will be sufficient to support anticipated capital spending and other working capital requirements for the foreseeable future.

Acquisition
On February 14, 1997, the Company completed its acquisition of Systems Enhancement Corporation ("Systems Enhancement"), a privately-held manufacturer of power management software and accessories, by means of a merger of a wholly-owned subsidiary of the Company with and into Systems Enhancement. As a result of the merger, Systems Enhancement became a wholly-owned subsidiary of the Company. The Company issued 480,144 shares of its Common Stock, $.01 par value, in exchange for all of the issued and outstanding shares of Systems Enhancement. The Company has accounted for the acquisition as a pooling-of-interests and, accordingly, Systems Enhancement's results of operations and cash flows are included in the Company's financial statements from January 1, 1997.

Foreign Currency Activity
Financial statements for the Company's international subsidiaries for which the U.S. dollar is the functional currency are remeasured into U.S. dollars using current rates of exchange for monetary assets and liabilities and historical rates of exchange for nonmonetary assets. Gains and losses from remeasurement are included in other income (deductions), net.

During 1994, the Company began invoicing its customers in Great Britain, France and Germany in their respective local currencies. During the second quarter of 1996, the Company began invoicing certain of its Japan customers in Yen.

At March 30, 1997 the Company's unhedged foreign currency accounts receivable, by currency, were as follows:

       (In thousands)            Foreign           U.S.
                                Currency         Dollars

       British Pounds              3,390          $5,494
       French Francs              13,707           2,417
       German Marks                5,585           3,325
       Japanese Yen              495,746           4,030

Total gross accounts receivable at March 30, 1997 was approximately $117.7 million. The Company had non-trade receivables of 1,052 thousand Irish Pounds (approximately US$1,657 thousand), as well as Irish Pound denominated liabilities of 9,908 thousand (approximately US$15,606 thousand). The Company also had liabilities denominated in various European currencies of US$3,818 thousand, as well as Yen denominated liabilities of approximately US$877 thousand.

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

No provision for any liability that may result from these actions has been recognized in the consolidated condensed financial statements included in Item 1 of this Report.

Recently Issued Accounting Standard
The Financial Accounting Standards Board recently issued SFAS No. 128, "Earnings per Share." This statement establishes standards for computing and presenting earnings per share, simplifying previous standards and making them comparable to international earnings per share standards. The Company will adopt SFAS No 128 at December 31, 1997 and does not expect its provisions to have a material effect on the Company's computation or presentation of earnings per share.

Factors That May Affect Future Performance
This document may include forward looking statements. Any statements contained herein that do not describe historical facts are forward-looking statements. The Company makes such forward-looking statements under the provisions of the "safe harbor" section of the Private Securities Litigation Reform Act of 1995. The forward-looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties. The factors that could cause actual results to differ materially from such forward-looking statements include: the general economic conditions and growth rates in the power protection industry and related industries; pricing pressures, changes in product mix; changes in the seasonality of demand patterns; inventory risks due to shifts in market demand; component restraints and shortages; expansion of manufacturing capacity; risks of nonpayment of accounts receivable; factors associated with international operations; and the risk factors described from time to time in the Company's filings with the Securities and Exchange Commission.

                                                                       FORM 10-Q
                                                                  March 30, 1997


Part II - Other Information

Item 2.  Changes in Securities, (c) Recent Sales of Unregistered Securities

On  February  14,  1997, the Company completed a private  placement  of  480,144 shares (the "Shares") of its Common Stock to the holders of the outstanding capital stock of Systems Enhancement Corporation ("Systems Enhancement") in exchange for all of the outstanding shares of capital stock of Systems Enhancement. Such private placement was made to effect the acquisition of Systems Enhancement by the Company. The Company claims that the offer and sale of the Shares were exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") pursuant to Rule 506 of Regulation D under the Securities Act in reliance upon information available to the Company as of February 14, 1997, including certain representations and warranties of the purchasers of the Shares. The Shares were offered only to "accredited investors" (as such terms are defined in Regulation D) or to purchasers who, in the reasonable belief of the Company, either alone or with his/her purchaser representative, had such knowledge and experience in financial and business matters that he/she was capable of evaluating the merits and risks of the investment. On March 7, 1997, the Company filed a registration statement on Form S-3 (File No. 333-23007) with the SEC covering the resale of the shares sold in the private placement and the registration statement became effective on April 25, 1997.

Item 6.  Exhibits and Reports on Form 8-K

(A)  Exhibits

Exhibit No. 11 - Computation of Earnings per Share (Page 14)
Exhibit No. 27 - Financial Data Schedule (For SEC EDGAR Filing Only; Intentionally Omitted)

(B)  Reports on Form 8-K

No reports on Form 8-K were filed by American Power Conversion Corporation during the quarter ended March 30, 1997.

                                                                       FORM 10-Q
                                                                  March 30, 1997


                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      AMERICAN POWER CONVERSION CORPORATION

                               Date:  May 13, 1997


                               /s/ Donald M. Muir

                                 Donald M. Muir
                             Chief Financial Officer
                  (Principal Accounting And Financial Officer)

                                                                       FORM 10-Q
                                                                  March 30, 1997


                                                                      EXHIBIT 11


                      AMERICAN POWER CONVERSION CORPORATION
                        COMPUTATION OF EARNINGS PER SHARE
                  (In thousands, except for earnings per share)

                                                       Three months ended
                                                           (Unaudited)
                                                   March 30,        March 31,
                                                     1997             1996
 Primary

 Weighted average common stock outstanding           94,667           93,419
 Net effect of dilutive stock options based on
 the treasury stock method
 using the average market price                         884              331
     Total                                           95,551           93,750

 Net income                                      $   20,975        $  15,213

 Per share amount                                $      .22        $     .16


 Fully diluted

 Weighted average common stock outstanding           94,667           93,419
 Net effect of dilutive stock options based on
 the treasury stock method
 using the period end market price                      840              368
     Total                                           95,507           93,787

 Net income                                      $   20,975        $  15,213

 Per share amount                                $      .22        $     .16