Form 10-Q
period 1997-06-29
AMERICAN POWER CONVERSION CORPORATION
filed 1997-08-13
CIK 835910

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT
      OF 1934
      For the quarterly period ended June 29, 1997

                                       or

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

                             YES  [ X ]    NO  [   ]

                                    _________


   Registrant's Common Stock outstanding, $.01 par value, at August 7, 1997 -
                                95,129,020 shares

                                                                       FORM 10-Q
                                                                   June 29, 1997


             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

                                      INDEX


                                                                        Page No.

 Part I - Financial Information:

    Item 1.    Consolidated Condensed Financial Statements:

            Consolidated Condensed Balance Sheets -
            June 29, 1997 (Unaudited) and December 31, 1996               3 - 4

            Consolidated Condensed Statements of Income -
            Six Months and Three Months Ended
            June 29, 1997 and June 30, 1996 (Unaudited)                     5

            Consolidated Condensed Statements of Cash Flows -
            Six Months and Three Months Ended
            June 29, 1997 and June 30, 1996 (Unaudited)                     6

            Notes to Consolidated Condensed Financial Statements
            (Unaudited)                                                     7

    Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        8 - 11

 Part II - Other Information:

    Item 1.    Legal Proceedings                                           12

    Item 4.    Submission of Matters to a Vote of Security Holders         12

    Item 6.    Exhibits and Reports on Form 8-K                            12

 Signatures                                                                13

                                                                       FORM 10-Q
                                                                   June 29, 1997

PART I - CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

ITEM 1 - FINANCIAL STATEMENTS

             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)

                                     ASSETS

                                                  June 29, 1997    December 31,
                                                                       1996
                                                   (Unaudited)
Current assets:
Cash and cash equivalents                      $  142,805           $  153,234
Accounts receivable,
  less allowance for doubtful accounts of
  $11,893 in 1997 and $10,789 in 1996             117,725              108,544
Inventories:
  Raw materials                                    76,310               68,657
  Work-in-process and finished goods               83,283               61,786
Total inventories                                 159,593              130,443

Prepaid expenses and other current assets          13,375               11,610

Deferred income taxes                              28,022               20,284

Total current assets                              461,520              424,115

Property, plant and equipment:
  Land, buildings and improvements                 23,499               18,710
  Machinery and equipment                          74,786               64,986
  Office equipment and furniture                   27,079               23,299
  Purchased software                                8,189                7,357

                                                  133,553              114,352

Less accumulated depreciation and amortization     44,058               35,655

Net property, plant and equipment                  89,495               78,697

Other assets                                        1,640                1,190


Total assets                                   $  552,655           $  504,002


See accompanying notes to consolidated condensed financial statements

                                                                       FORM 10-Q
                                                                   June 29, 1997


             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)
                                 (In thousands)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                  June 29, 1997    December 31,
                                                                       1996
                                                   (Unaudited)
Current liabilities:
Accounts payable                                 $    38,171       $    41,587
Accrued expenses                                      11,507            12,576
Accrued compensation                                  13,595            12,217
Accrued sales and marketing programs                  19,128            16,360
Accrued pension contributions                          4,481             6,290
Income taxes payable                                  13,944            17,294

Total current liabilities                            100,826           106,324

Deferred tax liability                                 6,594             5,780

Total liabilities                                    107,420           112,104

Shareholders' equity:
Common stock, $.01 par value;
  authorized 200,000 shares;
  issued 95,238 shares in 1997,
  94,417 shares in 1996                                  952               944
Additional paid-in capital                            53,311            48,374
Retained earnings                                    392,523           344,131
Treasury stock, 125 shares, at cost                   (1,551)           (1,551)

Total shareholders' equity                           445,235           391,898

Total liabilities and shareholders' equity       $   552,655       $   504,002





See accompanying notes to consolidated condensed financial statements

                                                                       FORM 10-Q
                                                                   June 29, 1997


             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    (In thousands, except earnings per share)

                                               Six months ended               Three months ended
                                           June 29,        June 30,        June 29,        June 30,
                                             1997            1996            1997            1996
                                                                 (Unaudited)

Net sales                               $     375,609   $    303,063    $   203,619     $    161,437

Cost of goods sold                            208,011        177,540        112,209           94,099

Gross margin                                  167,598        125,523         91,410           67,338

Operating expenses:
Marketing, selling, general and                89,282         68,410         48,294           36,112
administrative
Research and development                        9,596          7,226          5,391            3,507

Total operating expenses                       98,878         75,636         53,685           39,619

Operating income                               68,720         49,887         37,725           27,719

Other income, net                                 748          1,719          1,122            1,011

Earnings before income taxes                   69,468         51,606         38,847           28,730

Income taxes                                   21,882         17,288         12,236            9,625

Net income                              $      47,586   $     34,318    $    26,611     $     19,105

Earnings per share                      $         .50   $        .37    $       .28     $        .20

Weighted average common stock and
  common stock equivalents outstanding         95,928         93,939         96,076           94,244





See accompanying notes to consolidated condensed financial statements

                                                                       FORM 10-Q
                                                                   June 29, 1997


             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                               Six months ended               Three months ended
                                           June 29,        June 30,        June 29,        June 30,
                                             1997            1996            1997            1996
                                                                 (Unaudited)
Cash flows from operating activities
Net income                              $     47,586    $     34,318    $     26,611    $     19,105
Adjustments to reconcile net income to
net cash provided by (used in) operating
activities:
Depreciation and amortization                  8,417           5,445           4,515           2,714
Provision for doubtful accounts                2,128           2,278           1,155             803
Deferred taxes                                (7,211)         (2,421)         (3,890)         (2,490)
Changes in operating assets and
liabilities:
  Increase in accounts receivable            (10,725)        (17,287)        (12,124)        (13,337)
  Decrease (increase) in inventories         (28,791)         31,554              21          20,856
  Decrease (increase) in prepaid
   expenses and other current assets          (1,862)         (1,945)         (3,826)             98
  Decrease (increase) in other assets            525            (138)            156              29
  Increase (decrease) in accounts
   payable                                    (3,894)          2,207         (17,645)          6,470
  Increase in accrued expenses                   218           6,818           4,563           4,454
  Increase (decrease) in income taxes         (3,350)          1,590          (3,103)         (3,619)
   payable
Net cash provided by (used in)
 operating activities                          3,041          62,419          (3,567)         35,083

Cash flows from investing activities
Capital expenditures, net of capital         (18,513)         (8,706)         (5,721)         (5,085)
 grants
Cash acquired in acquisition                     101               -               -               -
Net cash used in investing activities        (18,412)         (8,706)         (5,721)         (5,085)

Cash flows from financing activities
Proceeds from issuances of common stock        4,942           5,859             996           1,543
Purchases of common stock                          -          (1,486)              -          (1,486)
Net cash provided by financing                 4,942           4,373             996              57
activities

Net increase (decrease) in cash and
cash equivalents                             (10,429)         58,086          (8,292)         30,055

Cash and cash equivalents at beginning       153,234          39,040         151,097          67,071
of period

Cash and cash equivalents at end of     $    142,805    $     97,126    $    142,805    $     97,126
period

Supplemental cash flow disclosures
Cash paid during the period for income
taxes (net of refunds)                  $     25,544    $     16,457    $     12,402    $     14,072



See accompanying notes to consolidated condensed financial statements

                                                                       FORM 10-Q
                                                                   June 29, 1997



             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



1.   Management Representation

In  the  opinion  of  management, the accompanying unaudited  interim  financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position and the results of operations for the interim periods. The results of operations for the interim periods are not necessarily indicative of results to be expected for the full year.

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

                                                                       FORM 10-Q
                                                                   June 29, 1997

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Revenues

Net sales were $203.6 million for the second quarter of 1997, an increase of 26.1% compared to $161.4 million for the same period in 1996. Net sales for the first half of 1997 were $375.6 million compared to $303.1 million in 1996, an increase of 23.9%. The increase was attributable to continued strong demand for the Company's products across fast-growing core markets, including computer networking, internetworking equipment and point-of-sale devices, as well as what the Company believes is an increasing awareness by computer users of the consequences of data loss and hardware damage which can be caused by power problems. International net sales in the second quarter of 1997 were up 34% versus the second quarter of 1996, while the North American market continued to be strong with net sales up 22%. International sales (excluding Canada) comprised 37% of net sales in the second quarter of 1997 compared to 36% in the second quarter of 1996.

Cost of Goods Sold

Cost of goods sold was $112.2 million or 55.1% of net sales in the second quarter of 1997 compared to $94.1 million or 58.3% in the second quarter of 1996. Cost of goods sold was $208.0 million or 55.4% of net sales in the first half of 1997 compared to $177.5 million or 58.6% in the first half of 1996. Gross margins, which improved by approximately 320 basis points during the second quarter and first half of 1997 over the comparable periods in 1996, were primarily attributable to lower cost Back-UPS(R) products manufactured in the Philippines and, to a lesser degree, increasing sales volume of higher margin third generation Smart-UPS(R) products. Total inventory reserves at June 29, 1997 were $19.3 million compared to $16.1 million at December 31, 1996. Second generation Smart-UPS represented approximately 5% of total inventories at June 29, 1997 unchanged as a percentage of total inventories from December 31, 1996. The increased inventory reserves include coverage of the potential loss exposure that may result from excess inventories as the demand for second generation products diminishes. The Company's reserve estimate methodology involves quantifying the total inventory position having potential loss exposure, reduced by an amount reasonably forecasted to be sold, and adjusting its interim reserve provisioning to cover the net loss exposure.

Operating Expenses

Operating expenses include marketing, selling, general and administrative (SG&A), and research and development expenses.

SG&A expenses were $48.3 million or 23.7% of net sales for the second quarter of 1997 compared to $36.1 million or 22.4% of net sales for the second quarter of 1996. Marketing, selling, general and administrative (SG&A) expenses were $89.3 million or 23.8% of net sales for the first half of 1997 compared to $68.4 million or 22.6% of net sales for the first half of 1996. The increases over last year were due primarily to increased advertising and promotional costs, as well as costs associated with increased staffing of sales and other related positions both domestically and internationally. The allowance for doubtful accounts at June 29, 1997 was 9.2% of accounts receivable, compared to 9.0% at December 31, 1996. The Company continues to experience strong collection performance with accounts receivable balances outstanding over 60 days representing 8.5% of total receivables, down from 9.1% at December 31, 1996. Write-offs of uncollectible accounts have historically represented less than 1% of total receivable balances. A majority of international customer balances are covered by receivables insurance.

Research and development expenses were $5.4 million or 2.6% of net sales and $3.5 million or 2.2% of net sales for the second quarter of 1997 and 1996, respectively. Research and development expenses were $9.6 million or 2.6% of net sales and $7.2 million or 2.4% of net sales for the first half of 1997 and 1996, respectively. The increased research and development spending primarily reflects increased numbers of software and hardware engineers and costs associated with new product development and engineering support, including additional engineering resources gained in the 1997 acquisition of Systems Enhancement Corporation.

Other Income, Net and Income Taxes

Net foreign currency losses in the second quarter and first half of 1997 (primarily related to foreign currency denominated assets of international subsidiaries for which the U.S. dollar is the functional currency) were more than offset by an increase in interest income. This increase was due to higher average cash balances available for investment during the first half of 1997 compared to the same period in 1996.

The Company's effective income tax rates were approximately 31.5% and 33.5% for the quarters ended June 29, 1997 and June 30, 1996, respectively. The decrease from last year is due to the expected tax savings from an increasing portion of taxable earnings being generated from the Company's operations in Ireland, a jurisdiction which currently has a lower income tax rate for manufacturing companies than the present U.S. statutory income tax rate.


LIQUIDITY AND CAPITAL RESOURCES

Working capital at June 29, 1997 was $360.7 million compared to $317.8 million at December 31, 1996. The Company has been able to increase its working capital position as the result of continued strong operating results and despite internally financing the build-up of inventories and the capital investment required to expand its operations. The Company's cash position decreased to $142.8 million at June 29, 1997 compared to $153.2 million at December 31, 1996.

Worldwide inventories were $159.6 million at June 29, 1997 compared to $130.4 million at December 31, 1996. The first half 1997 inventory build was primarily attributable to the effects of seasonal factors, opening new plant capacity in the Philippines, and the introduction of a new product line, the Symmetra (TM) Power Array (TM). Inventory levels as a percentage of quarterly sales were 78% in the second quarter of 1997, 93% in the first quarter of 1997, and 62% in the fourth quarter of 1996.

At June 29, 1997, the Company had available for future borrowings $50 million under an unsecured line of credit agreement at a floating interest rate equal to the bank's cost of funds rate plus .625% and an additional $15 million under an unsecured line of credit agreement with a second bank at a similar interest rate. No borrowings were outstanding under these facilities at June 29, 1997. Additionally, the Company has no significant financial commitments outstanding other than those required in the normal course of business.

Capital investment for the first half of 1997 consisted primarily of manufacturing and office equipment. The nature and level of capital spending was made to establish additional manufacturing operations in the Philippines, to improve manufacturing capabilities, and to support the increased marketing, selling, and administrative efforts necessitated by the Company's growth. Net capital expenditures were financed from available operating cash. The Company had no material capital commitments at June 29, 1997.

During the second quarter of 1996, the Company established a manufacturing operation in the Philippines which is operating within a designated economic zone which provides certain economic incentives, primarily in the form of tax exemptions. The Company purchased and improved a 70,000 square foot facility for approximately $1.5 million which was financed from operating cash. This facility currently manufactures certain Back-UPS products sold in the Company's domestic and European markets. In the future this operation will also provide manufacturing and technical support to better serve the Company's markets in the Asia Pacific region. In January 1997, the Company purchased a second location in the Philippines for approximately $3 million. The Company expects to begin manufacturing selected products at this facility beginning in the third quarter of 1997.

The Company's Ireland facility is providing manufacturing and technical support in order to better service the Company's markets in Europe, the Middle East, Africa and Russia. In 1994, the Company executed an agreement with the Industrial Development Authority of Ireland ("IDA") under which the Company will receive grant monies equal to 40% of the costs incurred for machinery, equipment and building improvements for the Galway facility. The maximum amount attainable under the agreement is approximately $13.1 million. The grant monies would be repayable, in whole or in part, should (a) the Company fail to meet certain employment goals established under the agreement which are to be achieved over a five year implementation period and/or (b) the Company discontinues operations in Ireland prior to the termination of the agreement. The agreement terminates eight years from the date of the last claim made by the Company for grant monies. The total cumulative amount of capital grant claims submitted through June 29, 1997 was approximately $9.5 million. The total cumulative amount of capital grants received through June 29, 1997 amounted to approximately $8.2 million.

Under a separate agreement with the IDA, the Company will also receive up to $3,000 per new employee hired for the direct reimbursement of training costs. The total cumulative amount of training grant claims submitted through June 29, 1997 was approximately $1.9 million. The total cumulative amount of training grants received through June 29, 1997 amounted to approximately $1.4 million.

The Company continues to investigate potential sites for manufacturing expansion in international locations. In July 1997, the Company began establishing a second manufacturing location in Ireland. The Company expects to begin manufacturing selected products at this facility beginning in the fourth quarter of 1997.

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

At June 29, 1997 the Company's unhedged foreign currency accounts receivable, by currency, were as follows:

                (In thousands)         Foreign Currency       U.S. Dollars

                British Pounds                   2,597                  4,328
                French Francs                   21,324                  3,677
                German Marks                     7,282                  4,233
                Japanese Yen                   561,288                  4,757

Total gross accounts receivable at June 29, 1997 was approximately $129.6 million. The Company had non-trade receivables of 1,196 thousand Irish Pounds (approximately US$1,816 thousand), as well as Irish Pound denominated liabilities of 7,200 thousand (approximately US$10,938 thousand). The Company also had liabilities denominated in various European currencies of US$1,005 thousand, as well as Yen denominated liabilities of approximately US$2,032 thousand.

The Company continually reviews its foreign exchange exposure and considers various risk management techniques including the netting of foreign currency receipts and disbursements, rate protection agreements with customers/vendors and derivatives arrangements, including foreign exchange contracts. The Company presently does not utilize rate protection agreements or derivatives arrangements.

Legal Proceedings
On or about June 16, 1997, Trippe Manufacturing Company ("Trippe") filed suit against the Company and Systems Enhancement in the United States District Court for the Northern District of Illinois, alleging a variety of contract, antitrust, and unfair competition claims relating to the Company's February 14, 1997 acquisition of Systems Enhancement. Trippe seeks unspecified damages, costs, fees, and injunctive relief. On or about August 6, 1997, the Company and Systems Enhancement filed a motion to dismiss the lawsuit in its entirety for failure to state a claim on which relief could be granted. That motion has not yet been ruled upon. The Company believes the lawsuit to be without merit and intends to vigorously defend against it.

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

Recently Issued Accounting Standards
The   Financial  Accounting  Standards  Board  recently  issued  the   following
Statements of Financial Accounting Standards (SFAS):

SFAS No. 128, Earnings per Share, establishes standards for computing and presenting earnings per share, simplifying previous standards and making them comparable to international earnings per share standards. The Company will adopt this Statement at December 31, 1997 and does not expect its provisions to have a material effect on the Company's computation or presentation of earnings per share.

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income in a full set of financial statements. This Statement requires companies to (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a balance sheet. The Company will adopt this Statement at December 31, 1998 and does not expect its provisions to have a material effect on the Company's presentation of its consolidated financial statements.

SFAS No. 131, Segment Reporting, establishes standards for reporting information about operating segments in annual and interim financial statements issued to shareholders. This Statement also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company will adopt this Statement at December 31, 1998 and is currently studying its provisions.

Factors That May Affect Future Performance
This document may include forward looking statements. Any statements contained herein that do not describe historical facts are forward-looking statements. The Company makes such forward-looking statements under the provisions of the "safe harbor" section of the Private Securities Litigation Reform Act of 1995. The forward-looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties which could cause actual results to differ from those projected. The factors that could cause actual results to differ materially from such forward-looking statements include the following: the timely development and acceptance of new products such as the Symmetra Power Array; ramp up and expansion of manufacturing capacity; general economic conditions and growth rates in the power protection industry and related industries, including but not limited to the PC, server, and networking industries; competitive factors and pricing pressures; changes in product mix; changes in the seasonality of demand patterns; inventory risks due to shifts in market demand; mergers and acquisitions; component constraints and shortages; risk of nonpayment of accounts receivable; the uncertainty of the litigation process including risk of an unexpected, unfavorable result of current litigation; factors associated with international operations; and the risks described from time to time in the Company's filings with the Securities and Exchange Commission.

                                                                       FORM 10-Q
                                                                   June 29, 1997
PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On or about June 16, 1997, Trippe Manufacturing Company ("Trippe") filed suit against the Company and Systems Enhancement in the United States District Court for the Northern District of Illinois, alleging a variety of contract, antitrust, and unfair competition claims relating to the Company's February 14, 1997 acquisition of Systems Enhancement. Trippe seeks unspecified damages, costs, fees, and injunctive relief. On or about August 6, 1997, the Company and Systems Enhancement filed a motion to dismiss the lawsuit in its entirety for failure to state a claim on which relief could be granted. That motion has not yet been ruled upon. The Company believes the lawsuit to be without merit and intends to vigorously defend against it.

No provision for any liability that may result from these actions has been recognized in the accompanying consolidated condensed financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on April 21, 1997 at which the shareholders of the Company approved the following:

(i) by a vote of 79,071,865 shares in favor, 2,542,131 opposed, and 377,393 abstaining, the number of directors was fixed at five.

(ii) the following persons (with vote results) were elected to serve another term as Directors of the Company:

                                                 For               Withheld
           Rodger B. Dowdell, Jr.               80,740,756            1,250,633
           James D. Gerson                      80,743,231            1,248,158
           Emanuel E. Landsman                  80,745,720            1,245,669
           Ervin F. Lyon                        80,723,846            1,267,543
           Neil E. Rasmussen                    80,817,616            1,173,773

(iii) by a vote of 72,952,039 shares in favor, 4,639,824 opposed, and 421,595 abstaining, adoption of the 1997 Non-Employee Director Stock Option Plan was approved.

(iv) by a vote of 63,552,467 shares in favor, 13,164,647 opposed, and 408,740 abstaining, adoption of the 1997 Stock Option Plan was approved.

(v) by a vote of 71,006,792 shares in favor, 9,486,887 opposed, and 311,368 abstaining, adoption of the 1997 Employee Stock Purchase Plan was approved.

In addition, by a vote of 5,718,703 shares in favor, 58,312,421 opposed, and 1,173,934 abstaining, a shareholder proposal to increase the Board of Directors to nine members, no more than three of whom shall be officers or employees of the Company, nor any be a relative of a Company officer or Director, was not approved.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  Exhibits

Exhibit No. 11 - Computation of Earnings per Share (Page 14)
Exhibit No. 27 - Financial Data Schedule (For SEC EDGAR Filing Only

(B)  Reports on Form 8-K

No reports on Form 8-K were filed by American Power Conversion Corporation during the quarter ended June 29, 1997.

                                                                       FORM 10-Q
                                                                   June 29, 1997


                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      AMERICAN POWER CONVERSION CORPORATION

                             Date:  August 13, 1997


                               /s/ Donald M. Muir

                                 Donald M. Muir
                             Chief Financial Officer
                  (Principal Accounting And Financial Officer)

                                                                       FORM 10-Q
                                                                   June 29, 1997


                                                                      EXHIBIT 11


                      AMERICAN POWER CONVERSION CORPORATION
                        COMPUTATION OF EARNINGS PER SHARE
                  (In thousands, except for earnings per share)

                                                Six months ended                Three months ended
                                            June 29,        June 30,         June 29,        June 30,
                                              1997            1996             1997            1996
 Primary

 Weighted average common stock                  94,921          93,627         95,174           93,835
  outstanding
 Net effect of dilutive stock options
  based on the treasury stock method using       1,007             312            902              409
  the average market price
   Total                                        95,928          93,939         96,076           94,244

 Net income                              $      47,586   $      34,318    $    26,611     $     19,105

 Per share amount                        $         .50   $         .37    $       .28     $        .20


 Fully diluted

 Weighted average common stock                  94,921          93,627         95,174           93,835
  outstanding
 Net effect of dilutive stock options
  based on the treasury stock method using         862             275            862              275
  the period end market price
   Total                                        95,783          93,902         96,036           94,110

 Net income                              $      47,586   $      34,318    $    26,611     $     19,105

 Per share amount                        $         .50   $         .37    $       .28     $        .20

                                       14