Form 10-Q
period 1997-09-28
AMERICAN POWER CONVERSION CORPORATION
filed 1997-11-12
CIK 835910

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT
      OF 1934
      For the quarterly period ended September 28, 1997

                                       or

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

                             YES  [ X ]    NO  [   ]

                                    _________


  Registrant's Common Stock outstanding, $.01 par value, at November 6, 1997 -
                                95,199,000 shares

                                                                       FORM 10-Q
                                                              September 28, 1997


             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

                                      INDEX


                                                       Page No.

Part I - Financial Information:

     Item 1.
     Consolidated Condensed Financial Statements:
           Consolidated Condensed Balance Sheets -
           September 28, 1997 (Unaudited) and December 31, 1996   3 - 4

           Consolidated Condensed Statements of Income -
           Nine Months and Three Months Ended
           September 28, 1997 and September 30, 1996 (Unaudited)    5

           Consolidated Condensed Statements of Cash Flows -
           Nine Months and Three Months Ended
           September 28, 1997 and September 30, 1996 (Unaudited)    6

           Notes to Consolidated Condensed Financial Statements
           (Unaudited)                                              7


     Item 2.
     Management's Discussion and Analysis of Financial
           Condition and Results of Operations                    8 - 11

Part II - Other Information:

     Item 1.  Legal Proceedings                                    12

     Item 6.  Exhibits and Reports on Form 8-K                     12

Signatures                                                         13

                                                                       FORM 10-Q
                                                              September 28, 1997

PART I - CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

ITEM 1 - FINANCIAL STATEMENTS

             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)

                                     ASSETS


                                                        September 28,       December 31,
                                                             1997               1996
                                                         (Unaudited)
Current assets:
Cash and cash equivalents                               $211,901          $153,234
Accounts receivable,
 less allowance for doubtful accounts of
 $13,095 in 1997 and $10,789 in 1996                    139,483           108,544
Inventories:
 Raw materials                                           60,753            68,657
 Work-in-process and finished goods                      58,091            61,786
Total inventories                                       118,844           130,443

Prepaid expenses and other current assets                11,959            11,610

Deferred income taxes                                    25,390            20,284

Total current assets                                    507,577           424,115

Property, plant and equipment:
 Land, buildings and improvements                        27,309            18,710
 Machinery and equipment                                 76,403            64,986
 Office equipment and furniture                          29,148            23,299
 Purchased software                                       8,750             7,357

                                                        141,610           114,352

Less accumulated depreciation and amortization           48,308            35,655

Net property, plant and equipment                        93,302            78,697

Other assets                                              1,569             1,190


Total assets                                            $602,448          $504,002


      See accompanying notes to consolidated condensed financial statements

                                                                       FORM 10-Q
                                                              September 28, 1997


             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)
                                 (In thousands)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                        September 28,       December 31,
                                                             1997               1996
                                                         (Unaudited)
Current liabilities:
Accounts payable                                        $34,387           $41,587
Accrued expenses                                         14,174            12,576
Accrued compensation                                     17,825            12,217
Accrued sales and marketing programs                     20,308            16,360
Accrued pension contributions                             6,020             6,290
Income taxes payable                                     20,141            17,294

Total current liabilities                               112,855           106,324

Deferred tax liability                                    6,846             5,780

Total liabilities                                       119,701           112,104

Shareholders' equity:
Common stock, $.01 par value;
 authorized 200,000 shares; issued 95,308
 shares in 1997, 94,417 shares in 1996                      953               944
Additional paid-in capital                               54,049            48,374
Retained earnings                                       429,296           344,131
Treasury stock, 125 shares, at cost                     (1,551)           (1,551)

Total shareholders' equity                              482,747           391,898

Total liabilities and shareholders' equity              $602,448          $504,002


      See accompanying notes to consolidated condensed financial statements

                                                                       FORM 10-Q
                                                              September 28, 1997


             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    (In thousands, except earnings per share)


                                                             Nine months ended               Three months ended
                                                       September 28,   September 30,   September 28,   September 30,
                                                            1997            1996            1997            1996
                                                                                (Unaudited)

Net sales                                              $621,653        $496,818        $246,044        $193,755

Cost of goods sold                                     340,482         289,311         132,471         111,771

Gross margin                                           281,171         207,507         113,573          81,984

Operating expenses:
Marketing, selling, general and administrative         144,987         106,627         55,705           38,217
Research and development                                15,782         10,683           6,186            3,457

Total operating expenses                               160,769         117,310         61,891           41,674

Operating income                                       120,402         90,197          51,682           40,310

Other income, net                                        2,750          3,365           2,002            1,646

Earnings before income taxes                           123,152         93,562          53,684           41,956

Income taxes                                            38,793         31,343          16,911           14,055

Net income                                             $84,359         $62,219         $36,773         $27,901

Earnings per share                                     $   .88         $  .66          $  .38          $   .30

Weighted average common stock and
 common stock equivalents outstanding                   96,125         93,995          96,495           94,401


      See accompanying notes to consolidated condensed financial statements

                                                                       FORM 10-Q
                                                              September 28, 1997


             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                             Nine months ended               Three months ended
                                                       September 28,   September 30,   September 28,   September 30,
                                                            1997            1996            1997            1996
                                                                                (Unaudited)
Cash flows from operating activities
Net income                                             $84,359         $62,219         $36,773         $27,901
Adjustments to reconcile net income to net
 cash provided by operating activities:
Depreciation and amortization                           13,335          9,003           4,918           3,559
Provision for doubtful accounts                          3,455          3,188           1,327             910
Deferred taxes                                         (4,327)         (6,120)          2,884          (3,699)
Changes in operating assets and liabilities:
  Increase in accounts receivable                      (33,810)        (34,307)        (23,085)        (17,020)
  Decrease in inventories                               11,958         36,798          40,749           5,244
  Decrease (increase) in prepaid expenses and
   other current assets                                (1,025)         (2,927)            837           (981)
  Decrease (increase) in other assets                      507          (157)            (18)            (19)
  Increase (decrease) in accounts payable              (7,678)         20,713          (3,784)         18,505
  Increase in accrued expenses                           9,834         16,098           9,616           9,280
  Increase in income taxes payable                       2,847         12,297           6,197          10,706
Net cash provided by operating activities               79,455         116,805         76,414          54,386

Cash flows from investing activities
Capital expenditures, net of capital grants            (26,570)        (15,863)        (8,057)         (7,157)
Cash acquired in acquisition                               101              -               -               -
Net cash used in investing activities                  (26,469)        (15,863)        (8,057)         (7,157)

Cash flows from financing activities
Proceeds from issuances of common stock                  5,681          8,101             739           2,242
Purchases of common stock                                    -         (1,551)              -            (65)
Net cash provided by financing activities                5,681          6,550             739           2,177

Net increase in cash and cash equivalents               58,667         107,492         69,096          49,406

Cash and cash equivalents at beginning of period       153,234         39,040          142,805         97,126

Cash and cash equivalents at end of period             $211,901        $146,532        $211,901        $146,532

Supplemental cash flow disclosures
Cash paid during the period for income taxes
 (net of refunds)                                      $34,260         $25,166         $8,716          $8,709


      See accompanying notes to consolidated condensed financial statements

                                                                       FORM 10-Q
                                                              September 28, 1997



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

                                                                       FORM 10-Q
                                                              September 28, 1997

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Revenues

Net sales were $246.0 million for the third quarter of 1997, an increase of 27.0% compared to $193.8 million for the same period in 1996. Net sales for the first nine months of 1997 were $621.7 million compared to $496.8 million in 1996, an increase of 25.1%. The increase was attributable to continued strong demand for the Company's products across fast-growing core markets, including computer networking, internetworking equipment and point-of-sale devices, as well as what the Company believes is an increasing awareness by computer users of the consequences of data loss and hardware damage which can be caused by power problems. International net sales (excluding Canada) in the third quarter of 1997 were up 27% versus the third quarter of 1996, while the North American market also continued to be strong with net sales up 27%. International sales (excluding Canada) comprised 36% of net sales in the third quarter of 1997 and 1996.

Cost of Goods Sold

Cost of goods sold was $132.5 million or 53.8% of net sales in the third quarter of 1997 compared to $111.8 million or 57.7% in the third quarter of 1996. Cost of goods sold was $340.5 million or 54.8% of net sales in the first nine months of 1997 compared to $289.3 million or 58.2% in the nine months of 1996. Gross margins improved by approximately 390 basis points during the third quarter and approximately 340 basis points during the first nine months of 1997 over the comparable periods in 1996. The improvements were primarily attributable to volume production efficiencies combined with continued improvement in margins on lower cost Back-UPSr products manufactured in the Philippines. Total inventory reserves at September 28, 1997 were $20.0 million compared to $16.1 million at December 31, 1996. Second generation Smart-UPSr represented approximately 7% of total inventories at September 28, 1997 compared to 5% of total inventories at December 31, 1996. The increased inventory reserves include coverage of the potential loss exposure that may result from excess inventories as the demand for second generation products diminishes. The Company's reserve estimate methodology involves quantifying the total inventory position having potential loss exposure, reduced by an amount reasonably forecasted to be sold, and adjusting its interim reserve provisioning to cover the net loss exposure.

Operating Expenses

Operating expenses include marketing, selling, general and administrative (SG&A), and research and development expenses.

SG&A expenses were $55.7 million or 22.6 % of net sales for the third quarter of 1997 compared to $38.2 million or 19.7% of net sales for the third quarter of 1996. SG&A expenses were $145.0 million or 23.3% of net sales for the first nine months of 1997 compared to $106.6 million or 21.5% of net sales for the first nine months of 1996. The increases over last year were due primarily to increased advertising and promotional costs, as well as costs associated with increased staffing of sales and other related positions both domestically and internationally. The allowance for doubtful accounts at September 28, 1997 was 8.6% of accounts receivable, compared to 9.0% at December 31, 1996. The Company continues to experience strong collection performance. Accounts receivable balances outstanding over 60 days represented 10.7% of total receivables, up from 9.1% at December 31, 1996 due to the timing of customer payments received in early October. Write-offs of uncollectible accounts have historically represented less than 1% of total receivable balances. A majority of international customer balances are covered by receivables insurance.

Research and development expenses were $6.2 million or 2.5% of net sales and $3.5 million or 1.8% of net sales for the third quarter of 1997 and 1996, respectively. Research and development expenses were $15.8 million or 2.5% of net sales and $10.7 million or 2.2% of net sales for the first nine months of 1997 and 1996, respectively. The increased research and development spending primarily reflects increased numbers of software and hardware engineers and costs associated with new product development and engineering support, including additional engineering resources gained in the 1997 acquisition of Systems Enhancement Corporation.

Other Income, Net and Income Taxes

Net foreign currency losses in the third quarter and first nine months of 1997 (primarily related to foreign currency denominated assets of international subsidiaries for which the U.S. dollar is the functional currency) were more than offset by an increase in interest income. This increase was due to higher average cash balances available for investment during the first nine months of 1997 compared to the same period in 1996.

The Company's effective income tax rates were approximately 31.5% and 33.5% for the quarters ended September 28, 1997 and September 30, 1996, respectively. The decrease from last year is due to the expected tax savings from an increasing portion of taxable earnings being generated from the Company's operations in Ireland, a jurisdiction which currently has a lower income tax rate for manufacturing companies than the present U.S. statutory income tax rate.


LIQUIDITY AND CAPITAL RESOURCES

Working capital at September 28, 1997 was $394.7 million compared to $317.8 million at December 31, 1996. The Company has been able to increase its working capital position as the result of continued strong operating results and despite internally financing the capital investment required to expand its operations. The Company's cash position increased to $211.9 million at September 28, 1997 from $153.2 million at December 31, 1996.

Worldwide inventories were $118.8 million at September 28, 1997 compared to $130.4 million at December 31, 1996. Inventories decreased substantially during the third quarter of 1997 due to operational improvements relating to component and finished goods planning, combined with work-in-process reductions associated with the Company's conversion to lean cellular manufacturing. The third quarter decrease more than offset the first half 1997 inventory build which was primarily attributable to the effects of seasonal factors, opening new plant capacity in the Philippines, and the introduction of a new product line, the Symmetra (TM) Power Array (TM). Inventory levels as a percentage of quarterly sales were 48% in the third quarter of 1997, 78% in the second quarter of 1997, 93% in the first quarter of 1997, and 62% in the fourth quarter of 1996.

At September 28, 1997, the Company had available for future borrowings $50 million under an unsecured line of credit agreement at a floating interest rate equal to the bank's cost of funds rate plus .625% and an additional $15 million under an unsecured line of credit agreement with a second bank at a similar interest rate. No borrowings were outstanding under these facilities at September 28, 1997. Additionally, the Company has no significant financial commitments outstanding other than those required in the normal course of business.

Capital investment for the first nine months of 1997 consisted primarily of manufacturing and office equipment, and buildings and improvements. The nature and level of capital spending was made to establish additional manufacturing operations  in  the Philippines, to improve manufacturing capabilities,  and  to support the increased marketing, selling, and administrative efforts necessitated by the Company's growth. Net capital expenditures were financed from available operating cash. The Company had no material capital commitments at September 28, 1997.

During the second quarter of 1996, the Company established a manufacturing operation in the Philippines which is operating within a designated economic zone which provides certain economic incentives, primarily in the form of tax exemptions. The Company purchased and improved a 70,000 square foot facility for approximately $1.5 million which was financed from operating cash. In January 1997, the Company purchased a second location in the Philippines for approximately $3 million. The Company began manufacturing selected products at this facility during the third quarter of 1997. Both Philippines facilities currently manufacture certain Back-UPS products sold in the Company's domestic and international markets.

The Company's Galway, Ireland facility is providing manufacturing and technical support to service the Company's international customers. In 1994, the Company executed an agreement with the Industrial Development Authority of Ireland ("IDA") under which the Company will receive grant monies equal to 40% of the costs incurred for machinery, equipment and building improvements for the Galway facility. The maximum amount attainable under the agreement is approximately $13.1 million. The grant monies would be repayable, in whole or in part, should
(a) the Company fail to meet certain employment goals established under the agreement which are to be achieved over a five year implementation period and/or
(b) the Company discontinues operations in Ireland prior to the termination of the agreement. The agreement terminates eight years from the date of the last claim made by the Company for grant monies. The total cumulative amount of capital grant claims submitted through September 28, 1997 was approximately $9.5 million. The total cumulative amount of capital grants received through

September 28, 1997 amounted to approximately $8.3 million. Under a separate agreement with the IDA, the Company receives up to $3,000 per new employee hired at the Galway facility for the direct reimbursement of training costs. The total cumulative amount of training grant claims submitted through September 28, 1997 was approximately $1.8 million. The total cumulative amount of training grants received through September 28, 1997 amounted to approximately $1.3 million.

The Company continues to investigate potential sites for manufacturing expansion in international locations. In July 1997, the Company began establishing a second manufacturing location in Castlebar, Ireland. The Company purchased and improved a 70,000 square foot facility at which the Company expects to begin manufacturing certain Matrix-UPS(TM) products beginning in the fourth quarter of 1997. The Company executed an agreement with the IDA under which the Company will receive grant monies equal to 60% of the costs incurred for machinery, equipment and building improvements for the Castlebar facility. The maximum amount attainable under the agreement is approximately $1.3 million. The grant monies would be repayable, in whole or in part, should (a) the Company fail to meet ertain employment goals established under the agreement which are to be achieved over a five year implementation period and/or (b) the Company discontinues operations in Ireland prior to the termination of the agreement. The agreement terminates five years from the date of the last claim made by the Company for grant monies. Under a separate agreement with the IDA, the Company will also receive up to $12,500 per new employee hired at the Castlebar facility for the direct reimbursement of training costs.

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

During 1994, the Company began invoicing its customers in Great Britain, France and Germany in their respective local currencies. During the second quarter of 1996, the Company began invoicing certain of its Japanese customers in Yen.

At September 28, 1997 the Company's unhedged foreign currency accounts receivable, by currency, were as follows:

                (In thousands)     Foreign Currency        U.S. Dollars

                British Pounds                3,781               6,060
                French Francs                21,823               3,649
                German Marks                 10,826               6,082
                Japanese Yen                925,577               7,525

Total gross accounts receivable at September 28, 1997 was approximately $152.6 million. The Company had non-trade receivables of 1,175 thousand Irish Pounds (approximately US$1,730 thousand), as well as Irish Pound denominated liabilities of 5,222 thousand (approximately US$7,688 thousand). The Company also had liabilities denominated in various European currencies of US$3,075 thousand, as well as Yen denominated liabilities of approximately US$3,583 thousand.

The Company continually reviews its foreign exchange exposure and considers various risk management techniques including the netting of foreign currency receipts and disbursements, rate protection agreements with customers/vendors and derivatives arrangements, including foreign exchange contracts. The Company presently does not utilize rate protection agreements or derivatives arrangements.

Legal Proceedings
On or about June 16, 1997, Trippe Manufacturing Company ("Trippe") filed suit against the Company and Systems Enhancement in the United States District Court for the Northern District of Illinois, alleging a variety of contract, antitrust, and unfair competition claims relating to the Company's February 14, 1997 acquisition of Systems Enhancement. Trippe sought unspecified damages, costs, fees, and injunctive relief. On or about September 11, 1997, Trippe withdrew its lawsuit without prejudice. By stipulation of the parties, the court dismissed all claims in the lawsuit with prejudice on or about October 22, 1997.

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

                                                                       FORM 10-Q
                                                              September 28, 1997
PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On or about June 16, 1997, Trippe Manufacturing Company ("Trippe") filed suit against the Company and Systems Enhancement in the United States District Court for the Northern District of Illinois, alleging a variety of contract, antitrust, and unfair competition claims relating to the Company's February 14, 1997 acquisition of Systems Enhancement. Trippe sought unspecified damages, costs, fees, and injunctive relief. On or about September 11, 1997, Trippe withdrew its lawsuit without prejudice. By stipulation of the parties, the court dismissed all claims in the lawsuit with prejudice on or about October 22, 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  Exhibits

Exhibit No. 11 - Computation of Earnings per Share (Page 14)
Exhibit No. 27 - Financial Data Schedule

(B)  Reports on Form 8-K

No reports on Form 8-K were filed by American Power Conversion Corporation during the quarter ended September 28, 1997.

                                                                       FORM 10-Q
                                                              September 28, 1997


                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      AMERICAN POWER CONVERSION CORPORATION

                            Date:  November 12, 1997


                               /s/ Donald M. Muir

                                 Donald M. Muir
                             Chief Financial Officer
                  (Principal Accounting And Financial Officer)

                                                                       FORM 10-Q
                                                              September 28, 1997


                                                                      EXHIBIT 11


                      AMERICAN POWER CONVERSION CORPORATION
                        COMPUTATION OF EARNINGS PER SHARE
                  (In thousands, except for earnings per share)


                                                             Nine months ended                Three months ended
                                                       September 28,   September 30,    September 28,   September 30,
                                                            1997            1996             1997            1996
Primary

Weighted average common stock outstanding               95,040          93,751          95,279          94,039
Net effect of dilutive stock options based on
 the treasury stock method using the average
 market price                                            1,085             244           1,216             362
  Total                                                 96,125          93,995          96,495          94,401

Net income                                             $84,359         $62,219          $36,773         $27,901

Per share amount                                       $   .88         $   .66          $  .38          $  .30


Fully diluted

Weighted average common stock outstanding               95,040          93,751          95,279          94,039
Net effect of dilutive stock options based on
 the treasury stock method using the period
 end market price                                        1,375             544           1,375             562
  Total                                                 96,415          94,295          96,654          94,601

Net income                                             $84,359         $62,219          $36,773         $27,901

Per share amount                                       $   .87         $   .66          $  .38          $  .29
