Form 10-K
period 1997-12-31
AMERICAN POWER CONVERSION CORPORATION
filed 1998-03-23
CIK 835910

                           ANNUAL REPORT ON FORM 10-K
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ___________________
(Mark One)
[ X ] ANNUAL  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  AND
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 1997

                                       or

[   ] TRANSITION  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
      SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ___________________ to ____________________

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

Securities registered pursuant to Section 12(b) of the Act:
               Title of Each Class         Name of Each Exchange on Which
          Common Stock, $.01 par value              Registered
                                              Pacific Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.                     [  ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant on February 24, 1998 was approximately $2,279,628,000 based on the price of the last reported sale as reported by the NASDAQ Stock Market on February 24, 1998. The number of shares outstanding of the Registrant's Common Stock on February 24, 1998 was 95,285,100.

Documents Incorporated by Reference
Portions of the Registrant's definitive Proxy Statement in connection with the Annual Meeting of the Shareholders to be held on May 1, 1998 are incorporated by reference in Part III hereof.

               - Exhibit Index on Sequentially Numbered Page 41 -

                                     Part I
Item 1. Description of Business
The Company
American Power Conversion Corporation and its subsidiaries (the "Company") designs, develops, manufactures, and markets a line of uninterruptible power supply products ("UPS"), electrical surge protection devices, power conditioning products, and associated software and accessories for use with personal computers ("PCs"), engineering work stations, networking equipment and servers, communications and internetworking equipment, and a variety of other sensitive electronic devices which rely on electric utility power. The variation or interruption of power to sensitive parts of a computer system may damage or destroy important hardware, data, or the computer's set of operating instructions. The Company's UPS products provide protection from disturbances in the smooth flow of power while utility power is available and provide automatic, virtually instantaneous backup power in the event of a loss of utility power. The backup power lasts for a sufficient period of time (from five minutes to several hours) to enable the user to continue computer operations or conduct an orderly shutdown of the protected equipment and preserve data. The Company's surge protection devices and power conditioning products provide protection from electrical power surges and noise in the flow of utility power.

The Company markets its products to business and home users around the world through a variety of distribution channels, including computer distributors and dealers, mass merchandisers, catalog merchandisers, and private label accounts. The Company believes that the proprietary design of its products, its strict quality control systems, and its automated production equipment enable it to provide customers with high-performance, cost-effective products and are primarily responsible for its high rate of growth and its leadership in the markets it serves.

The Company was incorporated under the laws of the Commonwealth of Massachusetts on March 11, 1981. The Company's executive offices are located at 132 Fairgrounds Road, West Kingston, RI 02892 and its telephone number is (401) 789-5735.

Market Overview
The UPS industry's growth is the result of the rapid proliferation of microprocessor-based equipment and related systems in the corporate marketplace as well as in small business and home environments. PCs have become an integral part of the overall business strategy of many organizations as well as in many technical and manufacturing settings. Businesses continue to change their computer configurations from mainframe and remote terminals to linked PCs in local area networks ("LANs"). PCs and servers have become increasingly important and it has become necessary to ensure that data stored in and operating instructions for them are protected from fluctuations in utility power. Businesses are also becoming aware of the need to protect devices such as hubs, routers, bridges, and other "smart" devices that manage and interconnect networks. In addition to the demand that traditional server-based networks create for UPSs, the growth opportunities from the proliferation of wide-area networks (such as the Internet) will further stimulate UPS demand.

The Company believes that the increasing awareness of the costs associated with poor power quality has increased demand for power protection products. Complete failures, surges, or sags in the electrical power supplied by a utility can cause computers and related electronic systems to malfunction, resulting in costly downtime, damaged or lost data files, and damaged hardware. A UPS protects against these power disturbances by providing continuous power automatically and virtually instantaneously after the electric power supply is interrupted, as well as line filtering and protection against surges or sags while the electric utility is operating. A UPS can draw on the energy stored in its internal battery to provide continuous, surge-free, computer power. Power quality in many international regions often results in varied levels of distortions and, as a result, these areas provide the Company with significant opportunities for its products.

In 1997 the Company continued to focus on providing "best of breed" solutions for the PC and server market, while adding innovative products for the datacenter market to its offerings. Major global trends affecting the Company's business in 1997 included the continued proliferation of servers, including those for Internet and intranet applications; the continued decline of server prices; the growth of networking applications; the growth of PC sales; and the continued poor quality of power. The Company's goal is to leverage these trends, to target the sales of UPS to new servers, to have the products and presence to succeed in new geographies and to continue to position itself as the UPS and power solution provider of choice. The Company also continues to target promotional efforts at the Small Office, Home Office (SOHO) market which it has identified as a growth opportunity for the future and continues to target industries that are becoming more dependent on electronic systems, such as the telecommunications industry, as potential market growth opportunities. The Company believes that the overall penetration by UPS products of the server market is approximately 70-80% and penetration of the PC market remains less than 10%.

Products
The Company's strategy has been to design and manufacture products which incorporate high-performance and quality at competitive prices. In addition, certain products are designed to be aesthetically pleasing and appropriate for use in an office environment. The products are engineered and extensively
tested   for   compatibility  with  many  common  PC,  server,  and   datacenter
applications.

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

The Company currently manufactures a broad range of standard domestic and international UPS models designed for different applications. The principal differences among the products are the amount of power which can be supplied during an outage, the length of time for which battery power can be supplied (the "run time"), the level of intelligent network interfacing capability and the number of brownout and overvoltage correction features. The Company's present line of UPS products ranges from 200 volt-amps (suitable for a PC) to 16,000 volt-amps (suitable for a datacenter). The products can also support work groups utilizing either a LAN or a multi-user system consisting of a host computer and linked terminals. List prices to end-users for products ranging from 200 volt-amps to 5,000 volt-amps range from $100 to $6,767. List prices to end-users for products ranging from 8,000 volt-amps to 16,000 volt-amps range from $7,919 to $17,278. In addition to its UPS products designed for the office environment, the Company manufactures rack-mount UPS products designed for use in back office and manufacturing operations. The Company also offers SurgeArrestr, PowerManager and ProtectNetr products with the principal difference among the models being the level of protection available and feature sets. List prices to end-users range from $15 to $135.

The Company also develops a family of software products under the PowerChuter plus name which provides its users with unattended shutdown capabilities, UPS power management, and diagnostic features. PowerChute plus is available free of charge with the purchase of select UPS units from the Company for many major operating systems. List prices to end-users for other PowerChute products range from $69 to $299. The Company also offers PowerNetT and PowerXtendT software packages for advanced monitoring, configuring and managing of power resources. Select versions are available free of charge from the Company. List prices range from $199 to $699.

In addition, the Company offers a range of complimentary accessory products designed to enhance the functionality of the Company's UPS and surge protection products. NetShelterT is a high quality, free standing rack enclosure for storing and protecting network, internetworking, and power protection equipment. Other accessories offered by the Company include MasterswitchT to provide remote web and SNMP management and control of networks; PowerViewT for display of a UPS's operational status; Share-UPST and the SmartSlotT Interface Expander for reliable shutdown of multiple servers connected to a single UPS; Measure-

UPST  to  provide  environmental  and security monitoring;  SmartSlot  Expansion
Chassis, which connects multiple accessories to a single UPS; Call-UPST II, which provides remote, out of band UPS management via modem; SmartSlot Relay I/O module, which integrates UPS control into dry contact environments; Control-UPS/400T, which monitors and manages an AS/400 system via UPS. List prices to end-users for accessory products range from $75 to $2,059.

Service Programs
The Company provides service programs to its customers for in-warranty and out-of-warranty UPS products. The Company's standard practice is to grant a two-year limited warranty covering its UPS products. The Company offers its customers the opportunity to extend the basic warranty period, at an additional charge, an additional three years. In-warranty service programs allow customers to return their original unit for repair and, if found defective, the Company will replace the original unit with a factory reconditioned unit or, if requested, repair the original unit and return it to the customer. The extended warranty can be purchased anytime during the standard warranty period. Customers who purchase the three-year extension will enjoy warranty coverage for a total of five full years from the original UPS purchase date. For a fixed fee (varying by model), the Company will replace an out-of-warranty UPS unit with a factory reconditioned unit. The Company also offers on-site service through third party vendors and Trade-UPS programs for customers to upgrade old APC or competitive units to new units. The Company also offers PowerAuditr, an on-site power quality consulting service which analyzes the electrical infrastructure of a building and determines its suitability for a given business or to correct existing anomalies.

The Company has an Equipment Protection Policy (U.S. and Canada only) which provides up to $25,000 for repair or replacement of customers' hardware should a surge or lightning strike pass through a Company unit. The policy applies to all units manufactured after January 1, 1992. Other restrictions also apply. The Company's customers can also register the ProtectNetr line of data line surge suppressors for a unique "Double-Up" Supplemental Equipment Protection Policy, under which the total recoverable limit under the Equipment Protection policy is doubled, up to $50,000.

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

In 1997, Ingram Micro Corporation, accounted for approximately 10% of the Company's net sales. In 1996 and 1995, no single customer comprised 10% or more of the Company's net sales.

Sales and Marketing
The Company's sales and marketing organizations are primarily responsible for four activities: sales, marketing, customer service, and technical support. The Company's sales staff is responsible for relationships with existing distributors and dealers and developing new distribution channels, particularly in geographic areas into which the Company is expanding. The sales group conducts ongoing training and support for dealers and distributors. The Company's domestic sales force focuses on the customer through customer units dedicated to specific customer groups. The Company has charged its sales force with providing its customers with product and service solutions to their power management needs.

The Company's marketing activities include market research, product planning, trade shows, sales and pricing strategies, advertising, and product sales literature. The Company also utilizes direct marketing efforts, including direct mailings, print, radio, and television advertising, and exhibiting at major computer trade shows, both domestically and internationally. Customer service is responsible for all technical marketing inquiries and customer support. The Company has developed a number of programs and techniques to support the Company's distribution channels. These include a technical assistance "hot line," formal product demonstrations, and reseller trainings.

Manufacturing, Quality Control, and Supply
The Company's manufacturing operations are located in the United States, Ireland, and the Philippines. The Company believes that its long-term success depends on, among other things, its ability to control its costs. The Company utilizes state-of-the-art automated manufacturing techniques and extensive quality control in order to minimize costs and maximize product reliability. In addition, the design of products and the commonality of parts allows for efficient circuit board component insertion, wave soldering, and in-process testing. Quality control procedures are performed at the component, sub-assembly, and finished product levels. To ensure the highest level of quality and product reliability, the Company has implemented 100% product testing at seven discrete levels in its manufacturing process. Product design and efficient manufacturing techniques have enabled the Company to keep its direct and indirect manufacturing labor costs (including incentive bonuses), as a percentage of net sales, below that of similar manufacturing companies in the electronics industry.

The Company is committed to an ongoing effort to enhance the overall productivity of its manufacturing facilities. The Company uses lean, "cell" based manufacturing processes. Such processes have been implemented in the Company's Rhode Island facilities as well as applied to its international locations. The Company has also adopted a "focused factories" philosophy aimed at reducing the number of products built in any given location to increase efficiency and overall quality. The Company is implementing this philosophy in its manufacturing efforts worldwide.

National Quality Assurance has granted the Company its ISO 9000 quality seal. The Company's systems have been audited to the stringent ISO 9002 level at its manufacturing facilities in the United States and Galway, Ireland.

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

Product Development
The Company's research and development (R&D) staff includes engineers and support persons who develop new products and provide engineering support for existing products. The Company's R&D efforts are also aimed at reducing cost and total cycle time and improving product and component quality. Most of these employees are located in two Massachusetts facilities. Employees devoted to the improvement and development of software products are located in the West Kingston, Rhode Island facility and in the Company's subsidiary, Systems Enhancement Corporation, located in St. Louis, Missouri. The Company believes that the technical expertise of its R&D staff is very important to its growth as technological change is rapid in the UPS field.

During 1997, the Company's new product offerings included the SymmetraT PowerArrayT ("Symmetra"), its first entry into the above 5kVA market segment. The product is a fault-tolerant and scalable power protection solution for datacenter applications. Shipments of Symmetra began in the third quarter of 1997. The Company also added additional products which strengthen the Company's position as an overall network solution provider. These introductions include additions to the Company's SurgeArrestr line of surge protectors; additional and enhanced solutions for addressing manageability across a growing number of operating systems and management platforms; new rack-mount networking solutions and special product development for our OEM partners and international marketplaces.

During 1996, the Company's new product offerings included the Back-UPS Officer which was introduced in the second quarter. This product was designed to be solution specific to the PC end-user, especially those using the Internet. Other new products include web management capability with PowerChuter plus software, a network-manageable power distribution unit, and MasterswitchT, which enables a network manager to control attached loads independent of each other.

During 1995, the Company introduced 155 new products, including a major transition of its flagship product line, the Smart-UPSr, from its five year old design to a new third generation product feature set, including automatic voltage regulation and adjustment, a user-replaceable battery system, and an internal accessory option slot. The Company also introduced its Back-UPS Pror product, which was the first UPS product to be "plug & play" compatible with Windows 95, and the Smart-UPS v/s products, a line of UPS products for departmental server applications. Software product introductions included the Company's first advanced UPS/Power Management software package tailored specifically for the IBM AS/400 environment.

The Company's design center includes a UPS test facility with a custom-made AC power fault simulator. This test facility is used to evaluate and extensively test new designs and to provide comparative data on competitive products.

During the years ended December 31, 1997, 1996, and 1995, expenditures for the Company's R&D were $22.4 million, $14.8 million, and $13.2 million, respectively. The Company expects its R&D expenditures to remain at substantially the same level as a percentage of sales for the foreseeable future.

Intellectual Property
The Company protects certain proprietary rights in its products as well as certain proprietary technology developments by seeking patent protection. The Company believes that the loss of such rights concerning these developments would not have a material adverse effect on the Company's business. With respect to protection of those areas of its technology for which patent protection has not been sought, the Company relies on the complexity of its technology, trade secrecy law, and employee confidentiality agreements.

The Company has numerous trademarks registered in the United States and in several foreign countries. The Company also has trademark applications pending domestically and internationally. The Company believes that its trademarks are valuable intangible assets, but also believes that the loss of any one trademark would not have a material adverse effect on its operations.

Competition
The Company believes that it is one of five global companies providing a full range of UPS products and services worldwide in the 0 to 20 kVA UPS market. The Company's principal competitors in the United States include Exide Electronics Group, Inc., a business unit of BTR PLC, Best Power, a business unit of General Signal Corporation, Trippe Manufacturing Company, and Liebert Corporation, a division of Emerson Electric Co. The Company also competes with a number of other US and non-US based companies which offer UPS products similar to the Company's products. Some of these competitors have greater financial and other resources than the Company. Furthermore, other well-established companies which manufacture and market UPS products for the mainframe and large minicomputer markets, and do not presently compete directly with the Company, could develop products competitive with those of the Company. The Company competes in the sale of its products on the basis of several factors, including product performance and quality, marketing and access to distribution channels, customer service, product design, and price.

International Operations
The Company plans to continue to expand its international marketing efforts and manufacturing operations. With a full line of internationally-positioned products already available, the Company continues to staff personnel to serve the geographical markets of interest. The Company presently utilizes third party warehouses in Australia, Canada, Japan, the Netherlands, Singapore, South Africa, and Uruguay for distribution into its international markets. The Company's primary manufacturing operations outside of the United States are located in Ireland and the Philippines. American Power Conversion Europe, S.A.R.L., the Company's subsidiary located in France, provides sales and marketing support to customers in Europe, the Middle East, the former Soviet Union, and Africa and its revenues are in the form of commissions from the Galway operations. The Company also has an office in Japan which provides sales and technical support to its customers in Japan. The Company's consolidated financial statements include the accounts of all of its wholly-owned subsidiaries.

In July 1997, the Company established a second Ireland manufacturing location in Castlebar. The Company purchased and improved a 70,000 square foot facility at which the Company began manufacturing certain Matrix-UPST products during the fourth quarter of 1997. The Company executed an agreement with the Industrial Development Authority of Ireland ("IDA") under which the Company will receive grant monies equal to 60% of the costs incurred for machinery, equipment and building improvements for the Castlebar facility. The maximum amount attainable under the agreement is approximately $1.3 million. The grant monies would be repayable, in whole or in part, should (a) the Company fail to meet certain employment goals established under the agreement which are to be achieved over a five year implementation period and/or (b) the Company discontinues operations in Ireland prior to the termination of the agreement. The agreement terminates five years from the date of the last claim made by the Company for grant monies. No capital grant claims were submitted during 1997. Under a separate agreement with the IDA, the Company will also receive up to $12,500 per new employee hired at the Castlebar facility for the direct reimbursement of training costs. No training grant claims were submitted during 1997.

In 1994, the Company established its Ireland operations in Galway, through its subsidiary, American Power Conversion Corporation (A.P.C.) B.V. The facility is providing manufacturing and technical support to service the Company's international customers. The Company executed an agreement with the IDA under which the Company will receive grant monies equal to 40% of the costs incurred for machinery, equipment and building improvements for the Galway facility. The maximum amount attainable under the agreement is approximately $13.1 million. The grant monies would be repayable, in whole or in part, should (a) the Company fail to meet certain employment goals established under the agreement which are to be achieved over a five year implementation period and/or (b) the Company discontinues operations in Ireland prior to the termination of the agreement. The agreement terminates eight years from the date of the last claim made by the Company for grant monies. The total cumulative amount of capital grant claims submitted through December 31, 1997 was approximately $9.5 million. The total cumulative amount of capital grants received through December 31, 1997 amounted to approximately $8.6 million. Under a separate agreement with the IDA, the Company receives up to $3,000 per new employee hired for the direct reimbursement of training costs. The total cumulative amount of training grant claims submitted through December 31, 1997 was approximately $1.8 million. The total cumulative amount of training grants received through December 31, 1997 amounted to approximately $1.3 million.

During 1996, the Company established a manufacturing operation in the Philippines which is operating within a designated economic zone which provides certain economic incentives, primarily in the form of tax exemptions. The Company purchased and improved a 70,000 square foot facility for approximately $1.5 million which was financed from operating cash. In January 1997, the Company purchased a second 67,000 square foot location in the Philippines for approximately $3.0 million. The Company began manufacturing selected products at this facility during the third quarter of 1997. The Philippines facilities currently manufacture certain Back-UPSr and Smart-UPSr products sold in the Company's domestic and international markets.

The Company continues to investigate potential sites for manufacturing expansion in international locations. The Company currently plans to establish locations in China during the first half of 1998 and India during the second half of 1998.

Financial Information About Foreign and Domestic Operations and Export Sales
The information required under this section is included in note 8 of Notes to Consolidated Financial Statements in Item 8 of this Report and is incorporated herein by reference.

Employees
As of December 31, 1997, the Company had approximately 3,110 full-time employees worldwide, approximately 1,729 of whom are located in the United States and Canada. The Company also engages other personnel on a part-time basis. The Company considers its relations with employees to be good.

Executive Officers of the Company
Executive officers of the Company are elected annually and hold office until the next Annual Meeting of the Board of Directors and until their successors are duly elected and qualified. As of February 24, 1998, the executive officers of the Company were as follows:

 Name                    Age  Positions
 Rodger B. Dowdell, Jr.  48   Chairman of the Board of Directors, President, and
                               Chief Executive Officer
 Neil E. Rasmussen       43   Vice President of Engineering and Director
 Edward W. Machala       44   Vice President of Operations and Treasurer
 Donald M. Muir          41   Chief Financial Officer
 Emanuel E. Landsman     61   Vice President, Clerk and Director
 David P. Vieau          47   Vice President of Worldwide Business Development
 Aaron L. Davis          31   Vice President of Marketing and Communications

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

Aaron L. Davis was appointed Vice President of Marketing and Communications in June 1997, after serving as Vice President of Marketing Communications since January 1995. Mr. Davis joined the Company as Director of Marketing Communications in May 1989.

Item 2. Properties
The Company's U.S manufacturing and distribution center, and corporate offices, are located at 132 Fairgrounds Road in West Kingston, Rhode Island. In early 1998, the Company completed an 86,000 square foot addition to its West Kingston facility. Of the approximate 252,000 square feet of space currently in West Kingston, Rhode Island, 136,000 square feet is being used for sales, marketing, and administration, 86,000 square feet for manufacturing, and 30,000 square feet for storage of raw materials and finished goods.

The Company also leases three facilities in Rhode Island located in West Warwick, East Providence, and Cranston, as well as two facilities in Fort Myers, Florida. The following information pertains to each location:

             Location               Use             Square Feet
          West Warwick           Warehouse            342,000
          Cranston               Warehouse             75,200
          East Providence      Warehouse and          115,800
                               Manufacturing
          Fort Myers           Warehouse and           66,000
                               Manufacturing
          Fort Myers             Warehouse             85,000

The Company's Ireland manufacturing facility is located in Ballybrit Industrial Estate, Galway, Ireland. The facility consists of approximately 280,000 square feet, of which 130,000 square feet are being used for manufacturing, 20,000 square feet for sales and administration, and 130,000 square feet for storage of raw materials and finished goods. In July 1997, the Company established a second manufacturing location in Castlebar, Ireland. The Company purchased and improved a 70,000 square foot facility at which the Company began manufacturing certain Matrix-UPST products during the fourth quarter of 1997.

In June 1996, the Company purchased and improved a 70,000 square foot manufacturing and warehouse facility in the Philippines for approximately $1.5 million. In January 1997, the Company purchased a second 67,000 square foot location in the Philippines for approximately $3.0 million. The purchase price was financed from available operating cash. The Company began manufacturing selected products at this facility during the third quarter of 1997. The Philippines facilities currently manufacture certain Back-UPSr and Smart-UPSr products sold in the Company's domestic and international markets.

The  Company  owns  and  operates a 41,000 square foot  building  in  Billerica,
Massachusetts   and   a  28,000  square  foot  building  in   North   Billerica,
Massachusetts to accommodate its R&D operations.

Systems Enhancement Corporation, a subsidiary of the Company engaged in the development of power management software solutions, is located in 15,000 square feet of leased space in St. Louis, of which approximately 11,000 square feet is being used for manufacturing and approximately 4,000 for sales, marketing, and administration.

American Power Conversion Europe, S.A.R.L. is located in a suburb of Paris in leased office space consisting of approximately 3,500 square feet. The Company also leases office space in several foreign countries for local sales personnel.

The Company continues to investigate potential sites for manufacturing expansion in international regions. The Company currently plans to establish locations in China during the first half of 1998 and India during the second half of 1998.

Item 3.  Legal Proceedings
On or about June 16, 1997, Trippe Manufacturing Company ("Trippe") filed suit against the Company and Systems Enhancement in the United States District Court for the Northern District of Illinois, alleging a variety of contract, antitrust, and unfair competition claims relating to the Company's February 14, 1997 acquisition of Systems Enhancement. Trippe sought unspecified damages, costs, fees, and injunctive relief. On or about September 11, 1997, Trippe withdrew its lawsuit without prejudice. By stipulation of the parties, the court dismissed all claims in the lawsuit with prejudice on or about October 22, 1997.

In August 1995, five purported class action complaints, Simon, et al. v. American Power Conversion Corp., et al., Mason v. American Power Conversion Corp., et al., Lewis, et al. v. American Power Conversion Corp., et al., Lohner, et al. v. American Power Conversion Corp., et al., and Friends of Chabad Lubavitch, Inc. v. American Power Conversion Corp., et al., were filed in the United States District Court for the District of Rhode Island. On November 21, 1995, the plaintiffs in each of these five purported federal class actions together filed a Corrected Consolidated Amended Complaint. The plaintiffs in this federal class action claimed to be suing on behalf of a class of persons who purchased the Company's Common Stock during the period from April 24, 1995 through July 27, 1995. Certain current or former officers and directors of the Company were also named as defendants in the federal class action. The complaint in the federal class action alleged, among other things, that the defendants violated the federal securities laws through the issuance of material misrepresentations and omissions. The Company believes that the allegations in the federal class action are without merit and has defended the lawsuit vigorously.

On February 13, 1996, a derivative complaint captioned Klein, et al. v. Machala, et al. was filed in the Massachusetts Superior Court for Suffolk County. This state derivative action, which was brought by the plaintiffs on behalf of the Company against certain of its current or former officers and directors, alleged, among other things, certain breaches of fiduciary duty. The Company believes that the allegations in the state derivative action are without merit and has defended the lawsuit vigorously.

On February 26, 1998, the Company announced that it had reached agreements-in-principle to settle both the federal class action and the state derivative action. The parties to the federal class action and state derivative action have executed settlement agreements which are now awaiting approval by the
United States District Court for the District of Rhode Island and the Massachusetts Superior Court for Suffolk County, respectively. The entire settlement amount is being borne by the liability insurance carrier which insures the Company, its directors and its officers.

The tentative settlements in each case are subject to certain conditions including court approval. There can be no assurance that the settlements will be finally approved and that the Company will not have to continue its defense of the lawsuits. Should the proposed settlements not be finally approved for any reason, the Company intends to defend the lawsuits vigorously. No provision for any liability that may result from these actions has been recognized in the consolidated financial statements included in Item 8.

Item 4.  Submission of Matters to a Vote of Security Holders
Not applicable.


                                     Part II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

The Company's Common Stock is traded over-the-counter on the NASDAQ Stock Market under the symbol APCC and the Pacific Stock Exchange under the symbol ACC. The following table sets forth the range of high and low bid quotations per share of Common Stock for the years 1997 and 1996.

                             1997                             1996
                     High             Low             High             Low
First Quarter       $31 1/2          $18 7/8         $11 5/8          $7 7/8

Second Quarter       24 1/2           15 1/4          13 5/8           9 5/8

Third Quarter        28 5/8           18 1/4          15 63/64         8 1/2

Fourth Quarter       34 3/8           22 1/8          28 1/8           14 1/8

On February 24 1998, the closing sale price for the Company's Common Stock was $28 15/16 per share. As of February 24 1998, there were approximately 2,379 holders of record of the Company's Common Stock. No cash dividends have been paid and it is anticipated that none will be declared in the foreseeable future. The Company currently intends to retain any earnings to finance the growth and development of the Company's business. Any future dividends will be at the discretion of the Board of Directors and will depend upon, among other things, the financial condition, capital requirements, earnings, and liquidity of the Company.

Item 6.  Selected Financial Data

All  amounts  are  in  dollars except for outstanding shares.   Dollars  are  in
thousands except for basic and diluted earnings per share. Shares are in thousands. The Company did not declare any cash dividends for the five year period presented. Earnings per share and share data reflect a stock split effected in 1993.

                                 1997         1996         1995         1994         1993
Net Sales                    $873,388     $706,877     $515,262     $378,295     $250,298
Cost of Goods Sold            476,060      407,902      284,500      189,954      122,009
Gross Profit                  397,328      298,975      230,762      188,341      128,289
Costs and Expenses            225,890      165,185      127,057       82,692       53,392
Operating Income              171,438      133,790      103,705      105,649       74,897
Other Income, Net               6,354        5,189          860        3,701          977
Earnings Before
  Income Taxes                177,792      138,979      104,565      109,350       75,874
Income Taxes                   56,004       46,558       35,029       38,075       27,316
Net Income                   $121,788      $92,421      $69,536      $71,275      $48,558
Basic Earnings Per Share        $1.28         $.98         $.75         $.78         $.54
Basic Weighted Average
  Shares Outstanding           94,993       93,872       92,939       91,824       89,103
Diluted Earnings Per Share      $1.27         $.98         $.74         $.77         $.53
Diluted Weighted Average
  Shares Outstanding           96,121       94,347       93,867       92,913       91,588
Total Assets                 $641,290     $504,002     $346,588     $265,163     $158,971
Long Term Debt                      -            -            -            -            -

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of operations
The following table sets forth the Company's net sales, cost of goods sold, marketing, selling, general and administrative expenses, R&D expenses, operating income, other income, earnings before income taxes and net income, expressed as a percentage of net sales, for the years ended December 31, 1997, 1996 and 1995.

                                                  1997             1996             1995
   Net sales                                     100.0            100.0            100.0
   Cost of goods sold                             54.5             57.7             55.2
   Gross profit                                   45.5             42.3             44.8
   Marketing, selling, general and
     administrative expenses                      23.3             21.3             22.1
   Research and development                        2.6              2.1              2.6
   Operating income                               19.6             18.9             20.1
   Other income, net                                .7               .8               .2
   Earnings before income taxes                   20.3             19.7             20.3
   Net income                                     13.9             13.1             13.5

Revenues
Net sales in fiscal year 1997 increased by 23.6% to $873.4 million from $706.9 million in fiscal year 1996, which reflected a 37.2% increase from $515.3 million in fiscal year 1995. The increases from 1995 to 1997 are attributable to a continued strong increase in worldwide demand for the Company's products across fast-growing core markets, including computer networking, internetworking equipment and point-of-sale devices, combined with what the Company believes is the increasing awareness by computer users of the consequences of data loss and hardware damage which can be caused by power problems, particularly in international markets. In addition, sales of new products and increased efforts by, and the addition of members to, the Company's sales staff have contributed to increased sales volumes. Net sales attributable to new products totaled approximately 8%, 7%, and 13% of 1997, 1996 and 1995 net sales, respectively.

Export and foreign sales to unaffiliated customers, primarily in Europe, the Far East, Canada, and South America, in fiscal year 1997 were $378.3 million or 43.3% of net sales compared to $305.1 million or 43.2% of net sales in fiscal year 1996 and $204.5 million or 39.7% of net sales in fiscal year 1995. See also note 8 to the consolidated financial statements.

Cost of Goods Sold
Cost of goods sold was $476.1 million or 54.5% of net sales in fiscal year 1997 compared to $407.9 million or 57.7% of net sales in fiscal year 1996. Gross margins improved by approximately 320 basis points during 1997 over fiscal year 1996, primarily attributable to several factors, including but not limited to: continued improvement in margins on lower cost Back-UPSr products manufactured in the Philippines, the favorable margin impact of a higher-end product mix resulting from strong growth in Smart-UPSr sales into the server segment of the power protection market, and volume production efficiencies, partially offset by certain price reductions implemented during the fourth quarter.

Cost of goods sold was $407.9 million or 57.7% of net sales in fiscal year 1996 compared to $284.5 million or 55.2% of net sales in fiscal year 1995. Gross margins decreased by approximately 250 basis points during 1996 compared to fiscal year 1995, primarily attributable to several factors, including but not limited to: increased reserves for potential excess inventories in light of the product transition which occurred largely during 1995 within the Smart-UPS product family; a shift during 1996 in product sales mix from the high-end Smart-UPS products to the lower margin Smart-UPS v/s products partially offset by a favorable margin impact of increasing sales of third generation Smart-UPS products; reduced average selling prices resulting from sales discounting; and increased indirect manufacturing costs associated with additional indirect manufacturing personnel and other costs incurred to support manufacturing infrastructure expansion and a transition toward more specific product focused factories.

Total inventory reserves at December 31, 1997 were $19.3 million compared to $16.1 million at December 31, 1996. The Company's reserve estimate methodology involves quantifying the total inventory position having potential loss exposure, reduced by an amount reasonably forecasted to be sold, and adjusting its interim reserve provisioning to cover the net loss exposure. Second generation Smart-UPS represented approximately 5% of total inventories at December 31, 1997 unchanged from 5% at December 31, 1996.

Operating Expenses
Marketing, selling, general, and administrative (SG&A) expenses were $203.5 million or 23.3% of net sales in 1997 compared to $150.4 million or 21.3% of net sales in 1996 and $113.9 million or 22.1% of net sales in 1995. The increases in total spending in 1997 and 1996 were due primarily to increased advertising and promotional costs, as well as costs associated with increased staffing of sales, marketing, and other related positions both domestically and internationally. The decrease in SG&A expenses as a percentage of sales during 1996 from 1995 was attributable to certain fixed SG&A expenses spread over a higher revenue base in 1996.

The allowance for bad debts was 8.5% of accounts receivable at December 31, 1997 compared to 9.0% at December 31, 1996. The Company continues to experience very strong collection performance from its accounts receivable with outstanding balances over 60 days outstanding representing 6.6% and 9.1% of total receivables at December 31, 1997 and 1996, respectively. Write-offs of uncollectible accounts represent less than 1% of net sales. A majority of international customer balances are covered by receivables insurance. The increase in bad debt reserves was primarily attributable to increased international sales, particularly in regions not covered by the Company's receivables insurance (i.e., the former Soviet Union).

R&D expenditures for 1997, 1996 and 1995 were $22.4 million, $14.8 million, and $13.2 million, respectively. The increased R&D spending primarily reflects increased numbers of software and hardware engineers and costs associated with new product development and engineering support, including additional engineering resources gained in the 1997 acquisition of Systems Enhancement Corporation. Although the aggregate dollars of R&D expenses increased from 1995 to 1996 as a result of continued product and process development, the decrease from 1995 to 1996 as a percentage of sales was attributable to certain fixed R&D expenses spread over a higher revenue base in 1996. The Company expects its R&D expenditures to remain at substantially the same level as a percentage of sales for the foreseeable future.

Other Income, Net
Other income is comprised principally of interest income, which increased substantially from 1995 to 1997 due to higher average cash balances available for investment during 1996 and 1997.

The Company's effective income tax rates were 31.5%, 33.5%, and 33.5% in 1997, 1996 and 1995, respectively. The decrease from 1996 to 1997 is due to the expected tax savings from an increasing portion of taxable earnings being generated from the Company's operations in Ireland, a jurisdiction which currently has a lower income tax rate for manufacturing companies than the present U.S. statutory income tax rate.

Effects of Inflation
Management believes that inflation has not had a material effect on the Company's operations.

Liquidity and Financial Resources
Working capital at December 31, 1997 was $426.8 million compared to $317.8 million at December 31, 1996. The Company has been able to increase its working capital position as the result of continued strong operating results and despite internally financing the capital investment required to expand its operations, particularly in Ireland and the Philippines (see below). The Company's cash position increased 76.3% to $270.1 million at December 31, 1997 from $153.2 million at December 31, 1996, due primarily to the Company's strong operating results.

Inventories decreased substantially during 1997 due to operational improvements relating to component and finished goods planning, combined with work-in-process reductions associated with the Company's conversion to lean cellular manufacturing. Inventory turnover was 4.1 turns for 1997, 2.9 turns for 1996, and 2.4 turns for 1995. Accordingly, inventory levels declined as a percentage of sales from 104% in the fourth quarter of 1995 to 62% in the fourth quarter of 1996 and 41% in the fourth quarter of 1997.

At December 31, 1997, the Company had $50 million available for future borrowings under an unsecured line of credit agreement at a floating interest rate equal to the bank's cost of funds rate plus .625% and an additional $15 million under an unsecured line of credit agreement with a second bank at a similar interest rate. No borrowings were outstanding under these facilities at December 31, 1997. Additionally, the Company has no significant financial commitments outstanding other than those required in the normal course of business.

During 1997 and 1996, the Company's capital expenditures, net of capital grants, amounted to approximately $37.2 million and $25.0 million, respectively, consisting primarily of manufacturing equipment, building improvements, office equipment, and purchased software applications. The nature and level of capital spending was made to improve manufacturing capabilities, establish additional manufacturing capabilities in the Philippines and Ireland, to support the increased selling, marketing, and administrative efforts necessitated by the Company's significant growth and to improve the Company's enterprise-wide software applications. Net capital expenditures were financed from available operating cash. The Company had no material capital commitments at December 31, 1997. Capital expenditures in 1998 are estimated to be $15 to $20 million above the level of capital spending incurred in 1997, primarily to support planned capacity expansions.

In July 1997, the Company established a second Ireland manufacturing location in Castlebar. The Company purchased and improved a 70,000 square foot facility at which the Company began manufacturing certain Matrix-UPST products during the fourth quarter of 1997. The Company executed an agreement with the IDA under which the Company will receive grant monies equal to 60% of the costs incurred for machinery, equipment and building improvements for the Castlebar facility. The maximum amount attainable under the agreement is approximately $1.3 million. The grant monies would be repayable, in whole or in part, should (a) the Company fail to meet certain employment goals established under the agreement which are to be achieved over a five year implementation period and/or (b) the Company discontinues operations in Ireland prior to the termination of the agreement. The agreement terminates five years from the date of the last claim made by the Company for grant monies. No capital grant claims were submitted during 1997. Under a separate agreement with the IDA, the Company will also receive up to $12,500 per new employee hired at the Castlebar facility for the direct reimbursement of training costs. No training grant claims were submitted during 1997.

In 1994, the Company established its Ireland operations in Galway, through its subsidiary, American Power Conversion Corporation (A.P.C.) B.V. The facility is providing manufacturing and technical support to service the Company's international customers. The Company executed an agreement with the IDA under which the Company will receive grant monies equal to 40% of the costs incurred for machinery, equipment and building improvements for the Galway facility. The maximum amount attainable under the agreement is approximately $13.1 million. The grant monies would be repayable, in whole or in part, should (a) the Company fail to meet certain employment goals established under the agreement which are to be achieved over a five year implementation period and/or (b) the Company discontinues operations in Ireland prior to the termination of the agreement. The agreement terminates eight years from the date of the last claim made by the Company for grant monies. The total cumulative amount of capital grant claims submitted through December 31, 1997 was approximately $9.5 million. The total cumulative amount of capital grants received through December 31, 1997 amounted to approximately $8.6 million. Under a separate agreement with the IDA, the Company receives up to $3,000 per new employee hired for the direct reimbursement of training costs. The total cumulative amount of training grant claims submitted through December 31, 1997 was approximately $1.8 million. The total cumulative amount of training grants received through December 31, 1997 amounted to approximately $1.3 million.

During 1996, the Company established a manufacturing operation in the Philippines which is operating within a designated economic zone which provides certain economic incentives, primarily in the form of tax exemptions. The Company purchased and improved a 70,000 square foot facility for approximately $1.5 million which was financed from operating cash. In January 1997, the Company purchased a second 67,000 square foot location in the Philippines for approximately $3.0 million. The Company began manufacturing selected products at this facility during the third quarter of 1997. The Philippines facilities currently manufacture certain Back-UPSr and Smart-UPSr products sold in the Company's domestic and international markets.

The Company continues to investigate potential sites for manufacturing expansion in international locations. The Company currently plans to establish locations in China during the first half of 1998 and India during the second half of 1998.

Management believes that current internal cash flows together with available cash, available credit facilities or, if needed, the proceeds from the sale of additional equity, will be sufficient to support anticipated capital spending and other working capital requirements for the foreseeable future.

Acquisitions
On February 14, 1997, the Company completed its acquisition of Systems Enhancement Corporation ("Systems Enhancement"), a privately-held manufacturer of power management software and accessories, by means of a merger of a wholly-owned subsidiary of the Company with and into Systems Enhancement. As a result of the merger, Systems Enhancement became a wholly-owned subsidiary of the Company. The Company issued 480,144 shares of its Common Stock, $.01 par value, in exchange for all of the issued and outstanding shares of Systems Enhancement. The Company has accounted for the acquisition as a pooling-of-interests.

Foreign Currency Activity
The Company invoices its customers in Germany, Great Britain, France, and Japan in their respective local currencies. Realized and unrealized transaction gains or losses are included in the results of operations and are measured based upon the effect of changes in exchange rates on the actual or expected amount of functional currency cash flows. Transaction gains and losses were not material to the results of operations in 1997, 1996 and 1995.

At   December  31,  1997,  the  Company's  unhedged  foreign  currency  accounts receivable, by currency, were as follows:

         In thousands               Foreign Currency          US Dollars
         German Marks                    13,495                   $7,539
         British Pounds                   3,576                    5,950
         French Francs                   30,775                    5,146
         Japanese Yen                   735,528                    5,702

Total gross accounts receivable at December 31, 1997 was $143.3 million. The Company also had non-trade receivables of 0.9 million Irish Pounds (approximately US$1.3 million), as well as Irish Pound denominated liabilities of 7.0 million (approximately US$10.0 million). The Company also had liabilities denominated in various European currencies of US$1.3 million, as well as Yen denominated liabilities of approximately US$2.4 million.

The Company continually reviews its foreign exchange exposure and considers various risk management techniques including the netting of foreign currency receipts and disbursements, rate protection agreements with customers/vendors and derivatives arrangements, including foreign exchange contracts. The Company presently does not utilize rate protection agreements or derivative arrangements.

Recently Issued Accounting Standard
The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for reporting information about operating segments in annual and interim financial statements issued to shareholders. This Statement also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company will adopt this Statement at December 31, 1998 and is currently studying its provisions.

Year 2000 Issue
Many computer systems were not designed to handle any dates beyond the year 1999, and therefore, many companies will be required to modify their computer hardware and software prior to the year 2000 in order to remain functional. All of the Company's hardware products and accessories are year 2000 compliant, i.e., critical dates are calculated and displayed accurately, and scheduled events such as shutdowns, self-tests, and run-time calibrations, are unaffected by the century change. Additionally, the Company has tested its software products and determined that these products are substantially year 2000 compliant, and the Company intends to address any remaining issues before the arrival of year 2000. However, there can be no assurance that other companies' hardware and software products will be converted on a timely basis or that any such failure to convert by another company would not have an adverse effect on the Company's products. The Company currently does not anticipate material expenditures to remedy any year 2000 issues with its products and services.

Many enterprises, including the Company's present and potential customers, will be devoting a substantial portion of their information systems spending to resolving the year 2000 issue, which may result in spending being diverted from applications such as the Company's products, over the next two years. Additionally, the Company utilizes third party computer and telecommunications software and equipment to distribute its products as well as to operate other aspects of its business, and there can be no assurances that such software and equipment is year 2000 compliant. The Company is reviewing such software and equipment. Although the Company is not yet able to estimate its incremental cost for year 2000 issues, based on its preliminary review to date, the Company does not believe year 2000 issues will have a material adverse effect on the
Company's business, operating results, and financial condition. Although the Company is taking measures to address the impact, if any, of year 2000 issues, failure of any critical software or equipment to operate properly in the year 2000 may have a material adverse effect upon the Company's business, operating results, and financial condition, or require the Company to incur unanticipated material expenses to remedy any year 2000 issue.

Risk Factors That May Affect Future Results
This document may include forward-looking statements. Any statements contained herein that do not describe historical facts are forward-looking statements. The Company makes such forward-looking statements under the provisions of the "safe harbor" section of the Private Securities Litigation Reform Act of 1995. The forward-looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties. The factors that could cause actual results to differ materially from such forward-looking statements include: the general economic conditions and growth rates in the power protection industry and related industries; pricing pressures; changes in product mix; changes in the seasonality of demand patterns; inventory risks due to shifts in market demand; component constraints and shortages; expansion of manufacturing capacity; risks of nonpayment of accounts receivable; risks associated with the year 2000 issue; and the risk factors set forth below.

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

Management of Growth
The Company has experienced, and is currently experiencing, a period of rapid growth which has placed, and could continue to place, a significant strain on the resources of the Company. In order to support the growth of its business, the Company plans to significantly expand its level of operations during 1998. If the Company's management is unable to manage growth effectively, the Company's operating results could be adversely affected.

Competition
The Company believes that it is one of five global companies providing a full range of UPS products and services worldwide in the 0 to 20 kVA UPS market. The UPS industry, however, is highly competitive on both a worldwide basis and a regional geographic basis. The Company competes, and will continue to compete, with several U.S. and foreign firms with respect to UPS products, both on a worldwide basis and in various geographical regions, and within individual UPS product and application niches. The Company expects competition to increase in the future from existing competitors and a number of companies which may enter the Company's existing or future markets. Increased competition could adversely affect the Company's revenue and profitability through price reductions and loss of market share. The principal competitive factors in the UPS industry are product performance and quality, marketing and access to distribution channels, customer services, product design and price. Some of the Company's current and potential competitors have substantially greater financial, technical, sales and marketing resources than the Company. There can be no assurance that the Company will be able to continue to compete successfully with its existing competitors or will be able to compete successfully with new competitors.

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

Dependence on Key Employees
The Company's success depends to a significant degree upon the continuing contributions of its key management, sales, marketing, R&D and manufacturing personnel, many of whom would be difficult to replace. The Company does not have employment contracts with most of its key personnel. The Company believes that its future success will depend in large part upon its ability to attract and retain highly-skilled hardware and software engineers, and management, sales and marketing personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. Failure to attract and retain key personnel could have a material adverse effect on the Company's business, operating results and financial condition.

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

International sales (sales to customers outside the United States, both direct and indirect) accounted for approximately 43.3%, 43.2%, and 39.7% of the
Company's net sales in 1997, 1996 and 1995, respectively. The Company anticipates that international sales will continue to account for a significant portion of revenue. The Company invoices its customers in Germany, Great Britain, France, and Japan in their respective local currencies. To date, the Company does not utilize any rate protection agreements or derivative agreements to hedge any foreign exchange exposure. Accordingly, the Company may be exposed to exchange losses based upon currency exchange rate fluctuations, which losses could have a materially adverse effect on the Company's operating results.

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

Integration of Acquired Businesses
The Company consummated its acquisition of Systems Enhancement in February 1997. Systems Enhancement currently operates as a wholly-owned subsidiary of the Company. The Company has limited experience in integrating acquired companies or technologies into its operations. The Company may from time to time pursue the acquisition of other companies, assets, products or technologies. There can be no assurance that products, technologies, distribution channels, key personnel and businesses of acquired companies will be successfully integrated into the Company's business or product offerings, or that such integration will not adversely affect the Company's business, operating results, and financial condition. There can be no assurance that any acquired companies, assets, products or technologies will contribute significantly to the Company's sales or earnings, or that the sales and earnings from acquired businesses will not be adversely affected by the integration process or other factors. If the Company is not successful in the integration of such acquired businesses, there could be an adverse impact on the financial results of the Company. There can be no assurance that the Company will continue to be able to identify and consummate suitable acquisition transactions in the future.

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

Tax Rate
The Company's tax rate is heavily dependent upon the proportion of earnings that are derived from its Ireland and Philippines manufacturing operations and its ability to reinvest those earnings permanently outside the United States. If the earnings of these operations as a percentage of the Company's total earnings were to decline significantly from anticipated levels, or should its ability to reinvest these earnings be reduced, the Company's effective tax rate would exceed the currently estimated rate for 1998. In addition, should the Company's intercompany transfer pricing with respect to its Ireland or Philippine manufacturing operations require significant adjustment due to audits or regulatory changes, the Company's overall effective tax rate could increase.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk Not applicable.

ITEM 8.  Financial Statements and Supplementary Data

AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 1997 and 1996
In thousands

ASSETS

                                                               1997               1996
Current assets:
Cash and cash equivalents                                  $270,134           $153,234
Accounts receivable, less allowance for doubtful
 accounts of $12,230 in 1997 and $10,789 in 1996 (Note 2)   131,115            108,544
Inventories (Note 3)                                        104,171            130,443
Prepaid expenses and other current assets                    13,305             11,610
Deferred income taxes (Note 5)                               21,571             20,284

     Total current assets                                   540,296            424,115

Property, plant, and equipment:
Land, buildings, and improvements                            31,143             18,710
Machinery and equipment                                      80,091             64,986
Office equipment, furniture, and fixtures                    31,431             23,299
Purchased software                                            9,584              7,357

                                                            152,249            114,352

Less accumulated depreciation and amortization               52,631             35,655

     Net property, plant, and equipment                      99,618             78,697

Other assets                                                  1,376              1,190

     Total assets                                          $641,290           $504,002

See accompanying notes to consolidated financial statements.

AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 1997 and 1996
In thousands

LIABILITIES AND SHAREHOLDERS' EQUITY

                                                               1997               1996
Current liabilities:
Accounts payable                                            $37,068            $41,587
Accrued expenses                                             16,334             12,576
Accrued compensation                                         16,476             12,217
Accrued sales and marketing programs                         15,965             16,360
Accrued retirement contributions                              7,446              6,290
Income taxes payable                                         20,241             17,294

     Total current liabilities                              113,530            106,324

Deferred tax liability (Note 5)                               6,006              5,780

     Total liabilities                                      119,536            112,104

Shareholders' equity (Notes 6 and 7):
Common stock, $.01 par value;
  authorized 200,000 shares in 1997 and 1996;
  issued 95,383 in 1997 and 94,417 in 1996                      954                944
Additional paid-in capital                                   55,626             48,374
Retained earnings                                           466,725            344,131
Treasury stock, 125 shares, at cost                          (1,551)            (1,551)


     Total shareholders' equity                             521,754            391,898

COMMITMENTS AND CONTINGENCIES
  (Notes 9, 11 and 12)
OTHER INFORMATION (Notes 4 and 10)

     Total liabilities and shareholders' equity            $641,290           $504,002

See accompanying notes to consolidated financial statements.

AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 1997, 1996 and 1995
In thousands except per share amounts

                                                           1997            1996            1995
Net sales (Note 8)                                     $873,388        $706,877        $515,262
Cost of goods sold                                      476,060         407,902         284,500

Gross profit                                            397,328         298,975         230,762

Costs and expenses:
Selling, general, and administrative expenses           203,469         150,401         113,864
Research and development                                 22,421          14,784          13,193

                                                        225,890         165,185         127,057

Operating income                                        171,438         133,790         103,705

Other income, net                                         6,354           5,189             860

Earnings before income taxes                            177,792         138,979         104,565

Income taxes (Note 5)                                    56,004          46,558          35,029

Net income                                             $121,788         $92,421         $69,536

Basic earnings per share (Note 1)                         $1.28            $.98            $.75
Basic weighted average shares outstanding                94,993          93,872          92,939

Diluted earnings per share (Note 1)                       $1.27            $.98            $.74
Diluted weighted average shares outstanding              96,121          94,347          93,867

See accompanying notes to consolidated financial statements.

AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years ended December 31, 1997, 1996 and 1995
In thousands

                                   $.01 Par,  Additional  Unrealized            Treasury
                                    Common      Paid-in    Holding   Retained    Stock,
                                     Stock      Capital    Losses    Earnings   at Cost     Total
Balances at
  December 31, 1994                     $925   $29,326     ($497)     $182,174     $-      $211,928
Exercises of stock options                 5     1,999                                        2,004
Tax effect of exercises of
  stock options                                    300                                          300
Shares issued to Employee
  Stock Ownership Plan                     3     5,498                                        5,501
Changes in unrealized
  holding losses                                             497                                497
Net income                                                              69,536               69,536
Balances at
  December 31, 1995                      933    37,123         -       251,710      -       289,766
Exercises of stock options                 6     2,900                                        2,906
Tax effect of exercises of
  stock options                                  1,430                                        1,430
Shares issued to Employee
  Stock Ownership Plan                     5     6,921                                        6,926
Purchases of common stock                                                       (1,551)      (1,551)
Net income                                                              92,421               92,421
Balances at
  December 31, 1996
  as previously reported                 944    48,374         -       344,131  (1,551)     391,898
Adjustment for immaterial
  pooling-of-interests                     5                               806                  811
Balances at
  December 31, 1996
  as adjusted                            949    48,374         -       344,937  (1,551)     392,709
Exercises of stock options                 4     3,228                                        3,232
Tax effect of exercises of
  stock options                                    765                                          765
Shares issued to Employee
  Stock Ownership Plan                     1     3,259                                        3,260
Net income                                                             121,788              121,788
Balances at
  December 31, 1997                     $954   $55,626        $-      $466,725 ($1,551)    $521,754

See accompanying notes to consolidated financial statements.

AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 1997, 1996 and 1995
In thousands

                                                    1997            1996            1995
Cash flows from operating activities
Net income                                      $121,788         $92,421         $69,536
Adjustments to reconcile net income to net cash
  provided by operating activities:
Depreciation and amortization                     17,716          13,511          10,102
Provision for doubtful accounts                    4,834           4,291           4,627
Deferred income taxes                             (1,061)         (8,080)         (3,696)
Changes in operating assets and liabilities:
  Increase in accounts receivable                (26,821)        (41,636)        (15,287)
  Decrease (increase) in inventories              26,631          17,098         (55,126)
  Increase in prepaid expenses and other
    current assets                                (2,372)         (2,332)           (358)
  Decrease (increase) in other assets                644            (186)           (161)
  Increase (decrease) in accounts payable         (4,999)         15,180          (7,151)
  Increase in accrued expenses                     2,721           6,785           2,857
  Increase in accrued compensation                 4,256           5,745             257
  Increase (decrease) in accrued sales and
    marketing programs                              (395)          9,580           2,841
  Increase in accrued retirement contributions     1,143           1,612           1,070
  Increase in income taxes payable                 3,425          16,929           3,897
Net cash provided by operating activities        147,510         130,918          13,408

Cash flows from investing activities
Capital expenditures, net of capital grants      (37,208)        (25,005)        (23,994)
Cash acquired in acquisition                         101               -               -
Proceeds from sale of equipment                        -               -             143
Purchases of short-term investments                    -               -            (803)
Sales and maturities of short-term investments,
  net of gain and losses                               -               -          13,708
Net cash used in investing activities            (37,107)        (25,005)        (10,946)

Cash flows from financing activities
Proceeds from issuances of common stock            6,497           9,832           7,505
Purchases of common stock                              -          (1,551)              -
Net cash provided by financing activities          6,497           8,281           7,505

Net increase in cash and cash equivalents        116,900         114,194           9,967
Cash and cash equivalents at beginning of year   153,234          39,040          29,073
Cash and cash equivalents at end of year        $270,134        $153,234         $39,040

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest                                              $-              $-            $317
Income taxes (net of tax refunds)                $48,563         $37,219         $34,828

NON-CASH TRANSACTIONS: In 1997, 1996 and 1995, the tax effect of the exercise of stock options resulted in increases to additional paid-in capital and reductions to income taxes payable of $765, $1,430, and $300, respectively. During 1995 unrealized holding gains on short-term investments resulted in increases to shareholders' equity and to short-term investments of $497.

See accompanying notes to consolidated financial statements.

AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 1997, 1996 and 1995


1.   Summary of Significant Accounting Policies

Nature of Business
American Power Conversion Corporation and its subsidiaries (the "Company") designs, develops, manufactures, and markets a line of uninterruptible power supply ("UPS") products, electrical surge protection devices, power conditioning products, and associated software and accessories for use with personal computers, engineering work stations, networking equipment and servers, communications and internetworking equipment, and a variety of other sensitive electronic devices which rely on electric utility power. The Company's principal markets are in North America, Europe, and the Asia Pacific region.

Principles of Consolidation
The  consolidated  financial statements include the accounts of  American  Power
Conversion  Corporation  and  all  of  its  majority-owned  subsidiaries.    All
intercompany accounts and transactions are eliminated in consolidation.

On February 14, 1997, the Company completed its acquisition of Systems Enhancement Corporation ("Systems Enhancement"), a privately-held manufacturer of power management software and accessories. The Company has accounted for the acquisition as a pooling-of-interests and, accordingly, Systems Enhancement's results of operations and cash flows are included in the Company's financial statements from January 1, 1997. The acquisition was immaterial to the Company's consolidated results of operations and financial condition and, therefore, comparative prior period results have not been restated.

Inventories
Inventories are stated at the lower of cost or market; cost being determined using the first-in, first-out (FIFO) method.

Property, Plant, and Equipment
Property, plant and equipment are stated at cost. Depreciation is provided by using the straight-line method over estimated useful lives as follows:

Land improvements                                       15 years
Buildings and improvements                              40 years
Machinery and equipment                                 5 - 10 years
Office equipment, furniture and fixtures                3 - 10 years
Purchased software                                      3 years

Research and Development
Expenditures for R&D are expensed in the year incurred.

Warranties
The Company presently offers a limited two-year warranty. The provision for potential liabilities resulting from warranty claims is provided at the time of sale. The provision is computed based upon historical data and current estimates. The Company also offers its customers the opportunity to extend the basic warranty period an additional three years under a separately priced program. Recognition of the revenue associated with the extended warranty program commences on the date the extended warranty becomes effective and is recognized on a straight-line basis over the extended warranty period. In addition, the Company has an Equipment Protection Policy which provides up to $25,000 for repair or replacement of a customers' hardware should a surge or lightning strike pass through a Company unit. The policy applies to all units manufactured after January 1, 1992. Other restrictions also apply. The
Company's ProtectNetr line of data line surge suppressors feature a unique "Double-Up" Supplemental Equipment Protection Policy, under which the total recoverable limit under the Equipment Protection Policy is doubled, up to

$50,000 (U.S. and Canada only). The Company has experienced satisfactory field operating results, and warranty costs incurred to date have not had a significant impact on the Company's results of operations.

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

Deferred income taxes have not been provided for the undistributed earnings of the Company's foreign subsidiaries which aggregated approximately $125 million at December 31, 1997. The Company plans to reinvest all such earnings for future expansion. If such earnings were distributed, taxes would be increased by approximately $29 million.

Cash and Cash Equivalents
Cash and cash equivalents consists of funds on deposit and money market savings accounts.

Short-term Investments
Short-term investments (consisting primarily of government and government agency debt securities with fixed rates of interest) are carried at fair value and have original maturities greater than three months. The cost of short-term investments sold is determined using the specific identification method. The Company had no short-term investments at December 31, 1997 and 1996.

Earnings per Share
The Company has adopted SFAS No. 128, Earnings per Share, which establishes standards for computing and presenting earnings per share, simplifying previous standards and making them comparable to international earnings per share standards.

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and dilutive potential common shares outstanding during the period. Under the treasury stock method, the unexercised options are assumed to be exercised at the beginning of the period or at issuance, if later. The assumed proceeds are then used to purchase common shares at the average market price during the period. Dilutive potential common shares outstanding at December 31, 1997, 1996 and 1995 were approximately 1.1 million, 0.5 million, and 0.9 million, respectively.

Potential common shares for which inclusion would have the effect of increasing diluted earnings per share (i.e., antidilutive) are excluded from the computation. Antidilutive potential common shares outstanding at December 31, 1997, 1996 and 1995 were approximately 83,000, 68,000, and 89,000, respectively.

Stock-Based Compensation
The Company applies APB Opinion 25 and related Interpretations in accounting for its four stock option plans. No compensation cost has been recognized for these plans in the accompanying consolidated financial statements.

Advertising Costs
Advertising costs are reported in selling, general, and administrative expenses in the accompanying consolidated statements of income and include costs of advertising, advertising production, trade shows, and other activities designed to enhance demand for the Company's products. Advertising costs were $59.9 million in 1997, $36.3 million in 1996, and $23.1 million in 1995. There are no capitalized advertising costs in the accompanying consolidated balance sheets.

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

3.   Inventories

Inventories consist of the following:

In thousands                                    1997                1996
Raw materials                               $ 61,430            $ 68,657
Work in process                                3,731              13,344
Finished goods                                39,010              48,442
                                            $104,171            $130,443

4.   Revolving Credit Agreements

At December 31, 1997, the Company had available for future borrowings $50 million under an unsecured line of credit agreement at a floating interest rate equal to the bank's cost of funds rate plus .625% and an additional $15 million under an unsecured line of credit agreement with a second bank at a similar interest rate. No borrowings were outstanding under these facilities at December 31, 1997.

5.   Income Taxes

Total federal, state and foreign income tax expense (benefit) from continuing operations for the years ended December 31, 1997, 1996 and 1995 consists of the following:

 In thousands                   Current         Deferred          Total
 1997:
 Federal                        $41,090          ($1,028)       $40,062
 State                            7,031             (193)         6,838
 Foreign                          8,944              160          9,104
                                $57,065          ($1,061)       $56,004
 1996:
 Federal                        $38,279          ($6,759)       $31,520
 State                            7,100           (1,100)         6,000
 Foreign                          9,259             (221)         9,038
                                $54,638          ($8,080)       $46,558
 1995:
 Federal                        $33,122          ($2,993)       $30,129
 State                            4,300             (500)         3,800
 Foreign                          1,303             (203)         1,100
                                $38,725          ($3,696)       $35,029

Income tax expense attributable to continuing operations amounted to $56.0 million in 1997, $46.6 million in 1996, and $35.0 million in 1995, (effective rates of 31.5%, 33.5%, and 33.5%, respectively). The actual expense for 1997, 1996 and 1995 differs from the "expected" tax expense (computed by applying the statutory U.S. federal corporate tax rate of 35% to earnings before income taxes) as follows:

 In thousands                                               1997             1996             1995
 Computed "expected" tax expense                         $62,227          $48,643          $36,598
 State income taxes, net of federal income tax benefit     4,445            3,900            2,470
 Foreign earnings taxed at rates lower than U.S.
   statutory rate (principally Ireland)                  (10,727)          (4,520)          (2,880)
 Foreign sales corporation                                (1,603)          (1,475)          (1,332)
 Research and development credit                               -                -              (38)
 Other                                                     1,662               10              211
                                                         $56,004          $46,558          $35,029

The domestic and foreign components of earnings before income taxes were $121.0 million and $56.8 million, respectively, for 1997, $94.8 million and $44.2 million, respectively, for 1996, and $70.5 million and $34.0 million, respectively, for 1995. Total income tax expense for the years ended December 31, 1997, 1996 and 1995 was allocated as follows:

 In thousands                                               1997             1996             1995
 Income from continuing operations                       $56,004          $46,558          $35,029
 Shareholders' equity, for compensation expense
  for tax purposes in excess of amounts recognized
  for financial statement purposes                          (765)          (1,430)            (300)
                                                         $55,239          $45,128          $34,729

At December 31, 1997 and 1996, deferred income tax assets and liabilities result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. The sources and tax effects of these temporary differences are presented below:

 In thousands                                                 1997                  1996
 Deferred tax liabilities
 Excess of tax over financial statement depreciation        $5,736                $5,706
 Other                                                         270                    74
 Total deferred tax liabilities                              6,006                 5,780
 Deferred tax assets
 Allowance for doubtful accounts                             3,702                 2,806
 Additional costs inventoried for tax purposes                  22                 1,014
 Intercompany inventory profits                              2,983                 2,793
 Allowances for sales and marketing programs                 6,005                 5,343
 Inventory obsolescence reserve                              4,569                 4,875
 Accrual for compensation and compensated absences           1,039                 1,063
 Reserve for warranty costs                                    761                   508
 Deferred revenue                                            1,913                 1,138
 Deferred gain on intercompany sale of equipment               479                   744
 Other                                                          98                     -
 Total gross deferred tax assets                            21,571                20,284
   less valuation allowance                                      -                     -
 Net deferred tax assets                                    21,571                20,284
 Net deferred income taxes                                 $15,565               $14,504

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Due to the fact that the Company has sufficient taxable income in the federal carryback period and anticipates sufficient future taxable income over the periods which the deferred tax assets are deductible, the ultimate realization of deferred tax assets for federal and state tax purposes appears more likely than not. The U.S. federal taxable income for 1996, 1995 and 1994 was approximately $98.3 million, $82.8 million, and $85.1 million, respectively.

6.   Stock Plans

Stock Option Plans

At December 31, 1997, the Company had four stock option plans, which are described below. Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, requires companies to either (a) record an expense related to its stock option plans based on the estimated fair value of stock options as of the date of the grant or (b) disclose pro forma net income and earnings per share data as if the company had recorded an expense, beginning with options granted in 1995. The Company has elected to continue to apply APB Opinion 25 and related Interpretations in accounting for these plans and to comply with the SFAS No. 123 disclosure requirements. Accordingly, no compensation cost has been recognized for its stock option plans in the accompanying consolidated financial statements. Had compensation cost for such plans been determined based on the fair value at the grant dates for awards under these plans consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

 In thousands except per share amounts                       1997         1996         1995
 Net income                              As reported     $121,788     $ 92,421     $ 69,536
                                         Pro forma        116,370       91,228       68,908

 Basic earnings per share                As reported        $1.28         $.98         $.75
                                         Pro forma           1.23          .97          .75

 Diluted earnings per share              As reported        $1.27         $.98         $.74
                                         Pro forma           1.22          .97          .74

The pro forma effect on net income for 1997, 1996 and 1995 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995. The weighted average fair value of options granted during 1997, 1996 and 1995 was $11.19, $5.13, and $4.95, respectively. The Company estimates the fair value of each option as of the date of grant using the Black-Scholes pricing model with the following weighted average assumptions used for grants in 1997, 1996 and 1995:

                                                        1997            1996            1995
 Expected volatility                                    57%             56%             54%
 Dividend yield                                          -               -               -
 Risk-free interest rate                                6.3%            6.6%            5.7%
 Expected life                                        5 years         5 years         4 years

On April 21, 1997, the Company's shareholders approved the 1997 Stock Option Plan and on June 19, 1987 approved the 1987 Stock Option Plan (collectively the "Plans"). The 1997 and 1987 Stock Option Plans authorized the grant of options for up to 6.0 million shares and 10.8 million shares, respectively, of common stock. Options granted under the Plans are either (a) options intended to constitute incentive stock options ("ISOs") under the Internal Revenue Code of 1986 (the "Code") or (b) non-qualified options. Incentive stock options may be granted under the Plans to employees or officers of the Company. Non-qualified options may be granted to consultants, directors (whether or not they are employees), employees or officers of the Company.

ISOs granted under the Plans may not be granted at a price less than the fair market value of the common stock on the date of grant (or 110% of fair market value in the case of employees or officers holding 10% or more of the voting stock of the Company). The aggregate fair market value of shares, for which ISOs granted to any employee are exercisable for the first time by such employee during any calendar year (under all stock option plans of the Company and any related corporation), may not exceed $100,000. Non-qualified options granted under the Plan may not be granted at a price less than the lesser of (a) the book value per share of common stock as of the end of the fiscal year of the Company immediately preceding the date of such grant, or (b) 50% of the fair market value of the common stock on the date of grant.

Options granted under the Plans before December 1, 1995 vested 25% at the end of the first year and 12.5% at the end of each six month period thereafter. Options granted after December 1, 1995 and before February 14, 1997 vest 20% at the end of the second year and 20% at the end of each year thereafter. Options granted after February 14, 1997 vest 25% at the end of the first year and 12.5% at the end of each six month period thereafter.

On April 21, 1997, the Company's shareholders approved the 1997 Non-employee Director Stock Option Plan and on May 20, 1993 approved the 1993 Non-employee Director Stock Option Plan (collectively the "Director Plans"). Options granted under these plans are non-qualified stock options and may be granted to each person who was a member of the Company's Board of Directors on April 21, 1997 and February 25, 1993, respectively, and who was not an employee or officer of the Company. The 1997 and 1993 Director Plans authorized the grant of options for up to 200,000 shares and 40,000 shares of common stock, respectively. Two directors were entitled to participate in the Director Plans with each receiving a grant of options as of April 21, 1997 for 10,000 shares at an exercise price of $21.75 per share and as of February 25, 1993 for 20,000 shares at an exercise price of $12 per share (i.e., the market price on the dates of grant).

Options granted under the 1997 Director Plan vest 25% at the end of the second year and 9.375% at the end of each six month period thereafter. Options granted under the 1993 Director Plan vested 25% at the end of the first year and 25% annually thereafter.

Options granted under all stock option plans before January 1, 1993 will expire not more than five years from the date of grant. Options granted under all stock option plans after January 1, 1993 will expire not more than ten years from the date of grant (five years in the case of ISOs granted to ten percent shareholders). The outstanding options expire at various dates through 2007. Options granted terminate within a specified period of time following termination of an optionee's employment or position as a director or consultant with the Company.

A summary of the status of the Company's stock option plans as of December 31, 1997, 1996 and 1995, and changes during the years ending on those dates is presented below:

Shares in thousands          1997                     1996                     1995
                                 Weighted                  Weighted                Weighted
                                 Average                   Average                 Average
                                 Exercise                  Exercise                Exercise
                     Shares      Price      Shares         Price      Shares       Price
Outstanding at
 beginning of year   1,609      $10.04       1,947        $ 8.59      2,258       $10.70
Granted              1,939       18.78         461          9.68      1,114        10.75
Exercised             (348)       9.29        (576)         5.05       (484)        4.14
Terminated            (191)      12.03        (223)         9.17       (941)       18.57
Outstanding
  at end of year     3,009       15.62       1,609         10.04      1,947         8.59
Exercisable
  at end of year       397                     556                      919
Shares reserved
  at end of year     7,200                   2,837                    3,412

The following table summarizes information about stock options outstanding at December 31, 1997:

Shares in thousands                      Options                            Options
                                       Outstanding                        Exercisable

                                        Weighted
                                         Average       Weighted                      Weighted
                                        Remaining       Average                       Average
      Range of            Shares       Contractual     Exercise        Shares        Exercise
   Exercise Prices      Outstanding   Life (years)       Price       Exercisable       Price
   $6.94 to $10.25           977            8.1          $  9.53         295          $  9.79
  $12.00 to $17.50         1,073            9.0            16.26          79            12.95
  $19.63 to $26.00           893            9.3            20.33          23            21.26
       $31.75                 66            9.9            31.75           -                -
   $6.94 to $31.75         3,009            8.8            15.62         397            11.07

Stock Purchase Plan

On April 21, 1997, the Company's shareholders approved an Employee Stock Purchase Plan (the "Plan") to provide substantially all employees an opportunity to purchase shares of its common stock through payroll deductions, up to 10% of eligible compensation. Semiannually, participant account balances are used to purchase shares of stock at the lesser of 85% of the fair market value of shares on the grant date or the exercise date. The aggregate number of shares purchased by an employee may not exceed 3,000 shares annually (subject to limitations imposed by the Internal Revenue Code). The employee stock purchase plan expires on February 11, 2007. A total of 1,000,000 shares are available for purchase under the Plan. There were no shares issued under the Plan during 1997.

7.   Retirement Benefits

At December 31, 1997, the Company has noncontributory Employee Stock Ownership Plans (the "ESOP") covering substantially all employees in North America and Ireland. Contributions to the ESOP are based on a percentage of eligible compensation and are determined by the Company's Board of Directors at its discretion, subject to the limitations established by U.S. and Ireland tax laws. The ESOP holds 4.8 million shares of common stock at December 31, 1997. Substantially all contributed shares have been allocated to participant accounts. The value of contributed shares to the ESOP in 1997, 1996 and 1995 amounted to approximately $3.3 million, $6.9 million, and $5.5 million, respectively.

On May 1, 1997, the Company established an employee savings plan (the "Savings Plan") that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code of 1986, as amended, covering substantially all North American employees. The Savings Plan allows eligible employees to contribute up to 15% of their compensation on a pre-tax basis subject to certain limitations. The Company matches, with Company common stock, 100% of the first 3% of employee contributions. Such matching Company contributions vest according to an employee's years of service. The Company's matching contributions in 1997 amounted to approximately $0.4 million.

The retirement expense for 1997, 1996 and 1995 amounted to approximately $5.2 million, $8.5 million, and $6.6 million, respectively.

8.   Segment and Geographic Information

The  Company  operates  primarily in one industry  segment  which  includes  the manufacturing  and  selling  of UPS products primarily  to  wholesalers  in  the computer industry. The Company closely monitors the credit worthiness of its customers, adjusting credit policies and limits as deemed necessary. Ingram Micro Corporation accounted for approximately 10% of the Company's net sales in 1997. No single customer comprised 10% or more of the Company's net sales in 1996 and 1995.

The Company's primary manufacturing operations outside of the United States are located in Ireland, as explained in Note 12, and in the Philippines. American Power Conversion Europe, S.A.R.L., American Power Conversion Corporation's subsidiary located in France, provides sales and technical support to customers in Europe, the Middle East, the former Soviet Union and Africa and its revenues are in the form of commissions from the Ireland operations. The Company also has an office in Japan which provides sales and technical support to customers in Japan. These foreign operations have been combined into one category. Intercompany transactions have been eliminated. Information about the Company's operations in different geographic locations for 1997, 1997 and 1995 follows:

  In thousands                                              1997              1996             1995
  Revenues from unaffiliated customers:
  United States                                         $495,108          $401,823         $310,751
  Foreign                                                271,221           190,945          115,093
  Export sales from United States                        107,059           114,109           89,418
                                                        $873,388          $706,877         $515,262
  Operating profit:
  United States                                          $97,176           $84,531          $69,848
  Foreign                                                 74,262            49,259           33,857
                                                        $171,438          $133,790         $103,705
  Identifiable assets:
  United States                                         $519,989          $338,659         $241,891
  Foreign                                                121,301           165,343          104,697
                                                        $641,290          $504,002         $346,588
  Capital expenditures:
  United States                                          $22,263           $17,270          $21,554
  Foreign                                                 14,945             7,735            2,440
                                                         $37,208           $25,005          $23,994
  Depreciation and amortization:
  United States                                          $13,429           $10,813           $8,401
  Foreign                                                  4,287             2,698            1,701
                                                         $17,716           $13,511          $10,102

During 1997, 1996 and 1995, respectively, 49%, 63%, and 38% of export sales from the United States were to unaffiliated customers in the Asia Pacific region and 28%, 20%, and 17% were to unaffiliated customers in Canada, with the remainder in South American, European, African, and Middle Eastern countries. During 1997, 1996 and 1995, approximately 64%, 76%, and 81% of foreign sales to unaffiliated customers were to European, African, and Middle Eastern customers, with the remainder in the former Soviet Union and the Asia Pacific region. During 1997, 1996 and 1995, approximately 72%, 90%, and 90% of the Company's foreign operating profits were located in Europe, with the remainder in the Asia Pacific region. At December 31, 1997, 1996 and 1995, approximately 69%, 84%, and 90% of the Company's identifiable assets were located in Europe, with the remainder in the Asia Pacific region.

9.   Litigation
On or about June 16, 1997, Trippe Manufacturing Company ("Trippe") filed suit against the Company and Systems Enhancement in the United States District Court for the Northern District of Illinois, alleging a variety of contract, antitrust, and unfair competition claims relating to the Company's February 14, 1997 acquisition of Systems Enhancement. Trippe sought unspecified damages, costs, fees, and injunctive relief. On or about September 11, 1997, Trippe withdrew its lawsuit without prejudice. By stipulation of the parties, the court dismissed all claims in the lawsuit with prejudice on or about October 22, 1997.

In August 1995, five purported class action complaints, Simon, et al. v. American Power Conversion Corp., et al., Mason v. American Power Conversion Corp., et al., Lewis, et al. v. American Power Conversion Corp., et al., Lohner, et al. v. American Power Conversion Corp., et al., and Friends of Chabad

Lubavitch, Inc. v. American Power Conversion Corp., et al., were filed in the United States District Court for the District of Rhode Island. On November 21, 1995, the plaintiffs in each of these five purported federal class actions together filed a Corrected Consolidated Amended Complaint. The plaintiffs in this federal class action claimed to be suing on behalf of a class of persons who purchased the Company's Common Stock during the period from April 24, 1995 through July 27, 1995. Certain current or former officers and directors of the Company were also named as defendants in the federal class action. The complaint in the federal class action alleged, among other things, that the defendants violated the federal securities laws through the issuance of material misrepresentations and omissions. The Company believes that the allegations in the federal class action are without merit and has defended the lawsuit vigorously.

On February 13, 1996, a derivative complaint captioned Klein, et al. v. Machala, et al. was filed in the Massachusetts Superior Court for Suffolk County. This state derivative action, which was brought by the plaintiffs on behalf of the Company against certain of its current or former officers and directors, alleged, among other things, certain breaches of fiduciary duty. The Company believes that the allegations in the state derivative action are without merit and has defended the lawsuit vigorously.

On February 26, 1998, the Company announced that it had reached agreements-in-principle to settle both the federal class action and the state derivative action. The parties to the federal class action and state derivative action have executed settlement agreements which are now awaiting approval by the
United States District Court for the District of Rhode Island and the Massachusetts Superior Court for Suffolk County, respectively. The entire settlement amount is being borne by the liability insurance carrier which insures the Company, its directors and its officers.

The tentative settlements in each case are subject to certain conditions including court approval. There can be no assurance that the settlements will be finally approved and that the Company will not have to continue its defense of the lawsuits. Should the proposed settlements not be finally approved for any reason, the Company intends to defend the lawsuits vigorously. No provision for any liability that may result from these actions has been recognized in the consolidated financial statements included in Item 8.

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

11.  Commitments

The Company has several noncancelable operating leases, primarily for warehousing and office space, expiring at various dates through 2004. These leases contain renewal options for periods ranging from one to three years and require the Company to pay its proportionate share of utilities, taxes, and insurance. Rent expense under these leases for 1997, 1996 and 1995 was $2.3 million, $2.5 million, and $1.9 million, respectively.

Future minimum lease payments under these leases are:  1998 - $2.2 million; 1999
-  $1.4 million;  2000 - $1.3 million; 2001 - $1.1 million; 2002 - $0.4 million;
and $0.1 million thereafter.

12.  Contingencies

In July 1997, the Company established a second Ireland manufacturing location in Castlebar. The Company purchased and improved a 70,000 square foot facility at which the Company began manufacturing certain Matrix-UPST products during the fourth quarter of 1997. The Company executed an agreement with the IDA under which the Company will receive grant monies equal to 60% of the costs incurred for machinery, equipment and building improvements for the Castlebar facility. The maximum amount attainable under the agreement is approximately $1.3 million. The grant monies would be repayable, in whole or in part, should (a) the Company fail to meet certain employment goals established under the agreement which are to be achieved over a five year implementation period and/or (b) the Company discontinues operations in Ireland prior to the termination of the agreement. The agreement terminates five years from the date of the last claim made by the Company for grant monies. No capital grant claims were submitted during 1997. Under a separate agreement with the IDA, the Company will also receive up to $12,500 per new employee hired at the Castlebar facility for the direct reimbursement of training costs. No training grant claims were submitted during 1997.

In 1994, the Company established its Ireland operations in Galway, through its subsidiary, American Power Conversion Corporation (A.P.C.) B.V. The facility is providing manufacturing and technical support to better service the Company's markets in Europe, the Middle East, Africa, and the former Soviet Union. The Company executed an agreement with the IDA under which the Company will receive grant monies equal to 40% of the costs incurred for machinery, equipment and building improvements for the Galway facility. The maximum amount attainable under the agreement is approximately $13.1 million. The grant monies would be repayable, in whole or in part, should (a) the Company fail to meet certain employment goals established under the agreement which are to be achieved over a five year implementation period and/or (b) the Company discontinues operations in Ireland prior to the termination of the agreement. The agreement terminates eight years from the date of the last claim made by the Company for grant monies. The total cumulative amount of capital grant claims submitted through December 31, 1997 was approximately $9.5 million. The total cumulative amount of capital grants received through December 31, 1997 amounted to approximately $8.6 million. Under a separate agreement with the IDA, the Company receives up to $3,000 per new employee hired for the direct reimbursement of training costs. The total cumulative amount of training grant claims submitted through December 31, 1997 was approximately $1.8 million. The total cumulative amount of training grants received through December 31, 1997 amounted to approximately $1.3 million.

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

13.  Quarterly Financial Data (Unaudited)

The following is a summary of quarterly results of operations in thousands except per share amounts:

                                         Q1               Q2                Q3                Q4
  1997:
  Net Sales                        $171,989         $203,619          $246,044          $251,736
  Gross Profit                      $76,188          $91,410          $113,573          $116,157
  Net Income                        $20,975          $26,611           $36,773           $37,429
  Basic Earnings Per Share             $.22             $.28              $.39              $.39
  Basic Weighted Average
    Shares Outstanding               94,542           95,049            95,154            95,226
  Diluted Earnings Per Share           $.22             $.28              $.38              $.39
  Diluted Weighted Average
    Shares Outstanding               95,551           96,076            96,495            96,588

  1996:
  Net Sales                        $141,626         $161,437          $193,755          $210,059
  Gross Profit                      $58,185          $67,338           $81,984           $91,468
  Net Income                        $15,213          $19,105           $27,901           $30,202
  Basic Earnings Per Share             $.16             $.20              $.30              $.32
  Basic Weighted Average
    Shares Outstanding               93.419           93,835            94,039            94,233
  Diluted Earnings Per Share           $.16             $.20              $.30              $.32
  Diluted Weighted Average
    Shares Outstanding               93,750           94,244            94,401            95,109

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

                                    Part III

Item 10.  Directors of the Registrant
Information with respect to Directors may be found under the caption "Occupations of Directors" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 1, 1998. Such information is incorporated herein by reference.

Item 11.  Executive Compensation
The  information set forth under the caption "Executive Compensation"  appearing
in   the  Company's  definitive  Proxy  Statement  for  the  Annual  Meeting  of
Shareholders to be held on May 1, 1998 is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
The information set forth under the caption, "Management and Principal Holders of Voting Securities" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 1, 1998 is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions
The information set forth under the captions, "Certain Relationships and Related Transactions" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 1, 1998 is incorporated herein by reference.

                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a)  Documents filed as part of Form 10-K

1.  Consolidated Financial Statements
The consolidated financial statements of the Company have been included in Item 8 of this report.

     Consolidated Balance Sheets as of December 31, 1997 and 1996
     Consolidated Statements of Income for each of the three years ended
          December 31, 1997, 1996 and 1995
     Consolidated Statements of Shareholders' Equity for each of the three years ended
          December 31, 1997, 1996 and 1995
     Consolidated Statements of Cash Flows for each of the three years ended
          December 31, 1997, 1996 and 1995
     Notes to Consolidated Financial Statements

2.  Consolidated Financial Statement Schedules

  Schedule Number    Description                                       Page No.
         II          Valuation and Qualifying Accounts and Reserves       40

Schedules other than those listed above have been omitted since they are either not required or the information required is included in the consolidated financial statements or the notes thereto.

KPMG Peat Marwick LLP's reports with respect to the above listed consolidated financial statements and consolidated financial statement schedule are included herein on pages 37 and 38.

3.  Exhibit Listing

 Exhibit Number  Description
 3.01****        Articles of Organization of the Registrant, as amended (3.01)
 3.02**          By-Laws of the Registrant, as amended (3.02)
 10.01*          1987 Stock Option Plan of the Registrant (10.01) (X)
 10.02*          Form of Incentive Stock Option Agreement under the Registrant's 1987 Stock
                 Option Plan (10.02) (X)
 10.03*          Form of the Non-Qualified Stock Option Agreement under the Registrant's 1987
                 Stock Option Plan (10.03) (X)
 10.04*          The Registrant's Employee Stock Ownership Plan Trust Agreement dated December
                 30, 1987 (10.04) (X)
 10.05**         The Registrant's Employee Stock Ownership Plan dated December 30, 1987, as amended and restated (10.05) (X)
 10.06*          Employment Agreement dated June 16, 1986 between the Company and Rodger B.
                 Dowdell, Jr. (10.07) (X)
 10.7**          Unsecured line of credit agreement dated June 29, 1991 between the Registrant and Rhode Island Hospital Trust National Bank (10.19)
 10.8**          Unsecured line of credit agreement dated December 30, 1991 between the
                 Registrant and Fleet National Bank (10.20)
 10.9***         Amendment dated December 30, 1992 to Unsecured line of credit agreement between the Registrant and Fleet National Bank (10.13)
 10.10***        Grant agreement dated February 16, 1994 between the Registrant and Industrial
                 Development Authority of Ireland (10.14)
 10.11***        Contract for Sale dated January 31, 1994 between the Registrant and Digital
                 Equipment International (10.15)
 10.12***        Management Agreement dated January 31, 1994 between the Registrant and Digital
                 Equipment International (10.17)
 10.13***        Licence Agreement dated January 31, 1994 between the Registrant (Grantor) and
                 Digital Equipment International (Licencee) (10.18)
 10.14***        Grant of Options Agreement dated January 31, 1994 between the Registrant and
                 Digital Equipment International (10.19)
 10.15***        Memorandum Agreement dated January 31, 1994 between the Registrant and Digital
                 Equipment International (10.20)
 10.16***        1993 Non-Employee Director Stock Option Plan (10.22) (X)
 10.17*****      Letter Agreement dated June 22, 1995 to amend loan agreement dated December 30,
                 1991 by and between Registrant and Fleet National Bank (10.1)
 10.18******     Letter Agreement dated October 11, 1995 to amend loan agreement dated December
                 30, 1991 by and between Registrant and Fleet National Bank (10.1)
 10.19*******    Purchase and Sale Contract dated April 12, 1995 between the Registrant and
                 Trustees of Normac-Billerica Associates III  u/d/t dated October 11, 1979
                 (10.19)
 10.20********   American Power Conversion Corporation B.V. Profit Sharing Scheme dated
                 September 25, 1996 (10.20) (X)
 10.21*********  1997 Non-Employee Director Stock Option Plan of the Registrant (4.4) (X)
 10.22*********  1997 Stock Option Plan of the Registrant (4.5) (X)
 10.23*********  1997 Employee Stock Purchase Plan of the Registrant (4.6) (X)
 11              Computation of Earnings per Share
 21              Subsidiaries of Registrant
 23              Consent of KPMG Peat Marwick LLP
 27              Financial Data Schedule (for SEC EDGAR filing only)

* Previously filed as exhibits to the Company's Registration Statement on Form S-18 dated July, 1988 (File No. 33-22707-B).
** Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference (File No. 0-17126). The number given in parenthesis indicates the corresponding exhibit in such Form 10-K.
*** Previously filed as an exhibit (Exhibit No. 22) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference (File No. 1-12432). The number given in parenthesis indicates the corresponding exhibit in such Form 10-K.
**** Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference (File No. 1-12432). The number given in parenthesis indicates the corresponding exhibit in such Form 10-K.
***** Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1995 and incorporated herein by reference (File No. 1-12432). The number given in parenthesis indicates the corresponding exhibit in such Form 10-Q.
****** Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995 and incorporated herein by reference (File No. 1-12432). The number given in parenthesis indicates the corresponding exhibit in such Form 10-Q.
******* Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference (File No. 1-12432). The number given in parenthesis indicates the corresponding exhibit in such Form 10-K.
******** Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference (File No. 1-12432). The number given in parenthesis indicates the corresponding exhibit in such Form 10-K.
********* Previously filed as exhibits to the Company's Registration Statement on Form S-8 dated July 31, 1997 (File No. 333-32563). The number given in parenthesis indicates the corresponding exhibit in such Form S-8.

(X) Indicates a management contract or any compensatory plan, contract or arrangement.


(b)  Reports on Form 8-K
No reports on Form 8-K have been filed by the Registrant during the quarter ended December 31, 1997.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
American Power Conversion Corporation:


We have audited the accompanying consolidated balance sheets of American Power Conversion Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Power Conversion Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                   KPMG Peat Marwick LLP



Providence, Rhode Island
February 3, 1998

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Shareholders
American Power Conversion Corporation:


Under date of February 3, 1998, we reported on the consolidated balance sheets of American Power Conversion Corporation and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997, as contained in the annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule listed in Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                   KPMG Peat Marwick LLP



Providence, Rhode Island
February 3, 1998

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      AMERICAN POWER CONVERSION CORPORATION

                                          Date:  February 27, 1998

                             By:  /s/ Donald M. Muir
                     Donald M. Muir, Chief Financial Officer
                  (principal financial and accounting officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the date indicated.

                                          Date:  February 27, 1998

                         By:  /s/ Rodger B. Dowdell, Jr.
                             Rodger B. Dowdell, Jr.,
                              Chairman, President,
                      Chief Executive Officer and Director
                          (principal executive officer)

                                          Date:  February 27, 1998

                              /s/ Neil E. Rasmussen
                               Neil E. Rasmussen,
                           Vice President and Director

                                          Date:  February 27, 1998

                            /s/  Emanuel E. Landsman
                              Emanuel E. Landsman,
                       Vice President, Clerk and Director

                                          Date:  February 27, 1998

                                /s/ Ervin F. Lyon
                                 Ervin F. Lyon,
                                    Director

                                          Date:  February 27, 1998

                               /s/ James D. Gerson
                                James D. Gerson,
                                    Director

                                                                     Schedule II

             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

                 Valuation and Qualifying Accounts and Reserves

              For the years ended December 31, 1997, 1996 and 1995




 Valuation accounts deducted from assets to which they apply:

 Allowance for Doubtful Accounts Receivable

 In thousands     Balance at      Charged to      Write Offs/
                 Beginning of     Costs and        Allowances    Balance at End
                     Year          Expenses          Taken          of Year
 1997              $10,789          $4,834          ($3,393)        $12,230

 1996                6,920           4,291             (422)         10,789

 1995                2,979           4,627             (686)          6,920

             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
                                  EXHIBIT INDEX

 Exhibit Number  Description                                                              Page No.
 3.01****        Articles of Organization of the Registrant, as amended (3.01)
 3.02**          By-Laws of the Registrant, as amended (3.02)
 10.01*          1987 Stock Option Plan of the Registrant (10.01) (X)
 10.02*          Form of Incentive Stock Option Agreement under the Registrant's
                 1987 Stock Option Plan (10.02) (X)
 10.03*          Form of the Non-Qualified Stock Option Agreement under the
                 Registrant's 1987 Stock Option Plan (10.03) (X)
 10.04*          The Registrant's Employee Stock Ownership Plan Trust Agreement
                 dated December 30, 1987 (10.04) (X)
 10.05**         The Registrant's Employee Stock Ownership Plan dated December 30,
                 1987, as amended and restated (10.05) (X)
 10.06*          Employment Agreement dated June 16, 1986 between the Company and
                 Rodger B. Dowdell, Jr. (10.07) (X)
 10.7**          Unsecured line of credit agreement dated June 29, 1991 between the
                 Registrant and Rhode Island Hospital Trust National Bank (10.19)
 10.8**          Unsecured line of credit agreement dated December 30, 1991 between the Registrant and Fleet National Bank (10.20)
 10.9***         Amendment dated December 30, 1992 to Unsecured line of credit agreement between the Registrant and Fleet National Bank (10.13)
 10.10***        Grant agreement dated February 16, 1994 between the Registrant and
                 Industrial Development Authority of Ireland (10.14)
 10.11***        Contract for Sale dated January 31, 1994 between the Registrant and
                 Digital Equipment International (10.15)
 10.12***        Management Agreement dated January 31, 1994 between the Registrant and Digital Equipment International (10.17)
 10.13***        Licence Agreement dated January 31, 1994 between the Registrant
                 (Grantor) and Digital Equipment International (Licencee) (10.18)
 10.14***        Grant of Options Agreement dated January 31, 1994 between the
                 Registrant and Digital Equipment International (10.19)
 10.15***        Memorandum Agreement dated January 31, 1994 between the Registrant and Digital Equipment International (10.20)
 10.16***        1993 Non-Employee Director Stock Option Plan (10.22) (X)
 10.17*****      Letter Agreement dated June 22, 1995 to amend loan agreement dated
                 December 30, 1991 by and between Registrant and Fleet National Bank
                 (10.1)
 10.18******     Letter Agreement dated October 11, 1995 to amend loan agreement dated December 30, 1991 by and between Registrant and Fleet
                 National Bank (10.1)
 10.19*******    Purchase and Sale Contract dated April 12, 1995 between the
                 Registrant and Trustees of Normac-Billerica Associates III  u/d/t
                 dated October 11, 1979 (10.19)
 10.20********   American Power Conversion Corporation B.V. Profit Sharing Scheme
                 dated September 25, 1996 (10.20) (X)
 10.21*********  1997 Non-Employee Director Stock Option Plan of the Registrant
                 (4.4) (X)
 10.22*********  1997 Stock Option Plan of the Registrant (4.5) (X)
 10.23*********  1997 Employee Stock Purchase Plan of the Registrant (4.6) (X)
 11              Computation of Earnings per Share                                        43
 21              Subsidiaries of Registrant                                               44
 23              Consent of KPMG Peat Marwick LLP                                         45
 27              Financial Data Schedule (for SEC EDGAR filing only)                      46

* Previously filed as exhibits to the Company's Registration Statement on Form S-18 dated July, 1988 (File No. 33-22707-B).
** Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference (File No. 0-17126). The number given in parenthesis indicates the corresponding exhibit in such Form 10-K.
*** Previously filed as an exhibit (Exhibit No. 22) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference (File No. 1-12432). The number given in parenthesis indicates the corresponding exhibit in such Form 10-K.
**** Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference (File No. 1-12432). The number given in parenthesis indicates the corresponding exhibit in such Form 10-K.
***** Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1995 and incorporated herein by reference (File No. 1-12432). The number given in parenthesis indicates the corresponding exhibit in such Form 10-Q.
****** Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995 and incorporated herein by reference (File No. 1-12432). The number given in parenthesis indicates the corresponding exhibit in such Form 10-Q.
******* Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference (File No. 1-12432). The number given in parenthesis indicates the corresponding exhibit in such Form 10-K.
******** Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference (File No. 1-12432). The number given in parenthesis indicates the corresponding exhibit in such Form 10-K.
********* Previously filed as exhibits to the Company's Registration Statement on Form S-8 dated July 31, 1997 (File No. 333-32563). The number given in parenthesis indicates the corresponding exhibit in such Form S-8.

(X) Indicates a management contract or any compensatory plan, contract or arrangement.

                                                                      Exhibit 11

             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

                        Computation of Earnings per Share

              For the years ended December 31, 1997, 1996 and 1995


   In thousands except per share amounts                      1997             1996             1995
   Basic

   Net earnings                                           $121,788          $92,421          $69,536

   Basic weighted average shares outstanding                94,993           93,872           92,939

   Basic earnings per share                                  $1.28             $.98             $.75


   Diluted

   Net earnings                                           $121,788          $92,421          $69,536

   Basic weighted average shares outstanding                94,993           93,872           92,939

   Net effect of dilutive potential common shares
   outstanding based on the treasury stock
   method using the average market price                     1,128              475              928

   Diluted weighted average shares outstanding              96,121           94,347           93,867

   Diluted earnings per share                                $1.27             $.98             $.74

                                                                      Exhibit 21


                         SUBSIDIARIES OF THE REGISTRANT

                                                   Place of
Subsidiary                                         Incorporation        Ownership
American Power Conversion Corporation (APC) B.V.   The Netherlands      100% by Registrant

APC Distribution Ltd.                              Ireland              100% by Registrant

APC America, Inc.                                  Delaware             100% by Registrant

American Power Conversion Europe, S.A.R.L.         France               100% by Registrant

APC Foreign Sales Corporation                      Barbados, W.I.       100% by Registrant

APC Japan, Inc.                                    Japan                100% by Registrant

American Power Conversion (Philippines), Inc.      Philippines          100% by APC B.V.

American Power Conversion Landholdings Inc.        Philippines          40% by APC (Phil),Inc.
                                                                        60% by Filipino nationals

American Power Conversion Uruguay S. A.            Uruguay              100% by Registrant

American Power Conversion Mexico, S.A. de C.V.     Mexico               100% by Registrant

American Power Conversion (India) Private Limited  India                100% by Registrant

APC Resources Inc.                                 Delaware             100% by Registrant

Systems Enhancement Corporation                    Missouri             100% by Registrant

                                                                      Exhibit 23








                              ACCOUNTANTS' CONSENT



The Board of Directors
American Power Conversion Corporation:


We consent to incorporation by reference in the registration statement (No. 333-23007) on Form S-3 and in the registration statements (Nos. 33-25873, 33-54416, and 333-32563) on Form S-8 of American Power Conversion Corporation of our reports dated February 3, 1998, relating to the consolidated balance sheets of American Power Conversion Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997, and the related schedule, which reports appear in the 1997 annual report on Form 10-K of American Power Conversion Corporation.



                                   KPMG Peat Marwick LLP


Providence, Rhode Island
March 20, 1998