Form 10-Q
period 1998-03-29
AMERICAN POWER CONVERSION CORPORATION
filed 1998-05-13
CIK 835910

                          QUARTERLY REPORT ON FORM 10-Q
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                            _________________________

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT
      OF 1934
      For the quarterly period ended March 29, 1998

                                       or

[   ] TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR  15(d)  OF  THE  SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from _____________to_____________


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

                             YES  [ X ]    NO  [   ]



    Registrant's Common Stock outstanding, $.01 par value, at May 11, 1998 -
                                95,381,000 shares

                                                                       FORM 10-Q
                                                                  March 29, 1998


             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

                                      INDEX


                                                                  Page No.

Part I - Financial Information:

     Item 1.  Consolidated Condensed Financial Statements:
              Consolidated Condensed Balance Sheets -
              March 29, 1998 (Unaudited) and December 31, 1997     3 - 4

              Consolidated Condensed Statements of Income -
              Three Months Ended
              March 29, 1998 and March 30, 1997 (Unaudited)          5

              Consolidated Condensed Statements of Cash Flows -
              Three Months Ended
              March 29, 1998 and March 30, 1997 (Unaudited)          6

              Notes to Consolidated Condensed Financial Statements
              (Unaudited)                                            7


     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                  8 - 11

Part II - Other Information:

     Item 1.  Legal Proceedings                                     12

     Item 6.  Exhibits and Reports on Form 8-K                      12

Signatures                                                          13

                                                                       FORM 10-Q
                                                                  March 29, 1998
PART I - CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

ITEM 1 - FINANCIAL STATEMENTS

             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)

                                     ASSETS


                                                            March 29,         December 31,
                                                                1998               1997
                                                           (Unaudited)

Current assets:
Cash and cash equivalents                                   $287,886            $270,134
Accounts receivable,
 less allowance for doubtful accounts of
 $13,157 in 1998 and $12,230 in 1997                         150,270             131,115
Inventories:
 Raw materials                                                73,997              61,430
 Work-in-process and finished goods                           56,897              42,741
Total inventories                                            130,894             104,171

Prepaid expenses and other current assets                     15,371              13,305

Deferred income taxes                                         26,177              21,571

Total current assets                                         610,598             540,296

Property, plant, and equipment:
 Land, buildings and improvements                             32,807              31,143
 Machinery and equipment                                      85,999              80,091
 Office equipment, furniture, and fixtures                    33,199              31,431
 Purchased software                                            9,960               9,584

                                                             161,965             152,249

Less accumulated depreciation and amortization                58,979              52,631

Net property, plant, and equipment                           102,986              99,618

Other assets                                                   1,297               1,376


Total assets                                                $714,881            $641,290




     See accompanying notes to consolidated condensed financial statements.

                                                                       FORM 10-Q
                                                                  March 29, 1998


             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)
                                 (In thousands)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                            March 29,         December 31,
                                                                1998               1997
                                                           (Unaudited)
Current liabilities:
Accounts payable                                             $66,741             $37,068
Accrued expenses                                              14,899              16,334
Accrued compensation                                          17,065              16,476
Accrued sales and marketing programs                          15,738              15,965
Accrued retirement contributions                               8,679               7,446
Income taxes payable                                          36,812              20,241

Total current liabilities                                    159,934             113,530

Deferred tax liability                                         5,721               6,006

Total liabilities                                            165,655             119,536

Shareholders' equity:
Common stock, $.01 par value;
 authorized 200,000 shares; issued 95,459
 shares in 1998 and 95,383 shares in 1997                        955                 954
Additional paid-in capital                                    56,371              55,626
Retained earnings                                            493,451             466,725
Treasury stock, 125 shares, at cost                           (1,551)             (1,551)

Total shareholders' equity                                   549,226             521,754

Total liabilities and shareholders' equity                  $714,881            $641,290




     See accompanying notes to consolidated condensed financial statements.

                                                                       FORM 10-Q
                                                                  March 29, 1998


             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    (In thousands except earnings per share)


                                                                 Three months ended
                                                           March 29,           March 30,
                                                               1998                1997
                                                                    (Unaudited)

Net sales                                                  $218,867            $171,989

Cost of goods sold                                          120,855              95,801

Gross profit                                                 98,012              76,188

Operating expenses:
Marketing, selling, general and administrative               55,367              40,987
Research and development                                      7,724               4,205

Total operating expenses                                     63,091              45,192

Operating income                                             34,921              30,996

Other income (expenses), net                                  3,534                (375)

Earnings before income taxes                                 38,455              30,621

Income taxes                                                 11,729               9,646

Net income                                                  $26,726             $20,975

Basic earnings per share                                    $   .28              $  .22

Basic weighted average shares outstanding                    95,304              94,542

Diluted earnings per share                                  $   .28              $  .22

Diluted weighted average shares outstanding                  96,568              95,551




     See accompanying notes to consolidated condensed financial statements.

                                                                       FORM 10-Q
                                                                  March 29, 1998


             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)



                                                                 Three months ended
                                                            March 29,            March 30,
                                                                1998                 1997
                                                                     (Unaudited)

Cash flows from operating activities
Net income                                                  $26,726              $20,975
Adjustments to reconcile net income to net
 cash provided by operating activities:
Depreciation and amortization                                 6,396                3,902
Provision for doubtful accounts                               1,248                  973
Deferred income taxes                                        (4,891)              (3,321)
Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable                (20,403)               1,399
  Increase in inventories                                   (26,723)             (28,812)
  (Increase) decrease in prepaid expenses
    and other current assets                                 (2,066)               1,964
  Decrease in other assets                                       31                  369
  Increase in accounts payable                               29,673               13,751
  Increase (decrease) in accrued expenses                       160               (4,345)
  Increase (decrease) in income taxes payable                16,571                 (247)
Net cash provided by operating activities                    26,722                6,608

Cash flows from investing activities
Capital expenditures, net of capital grants                  (9,716)             (12,792)
Cash acquired in acquisition                                      -                  101
Net cash used in investing activities                        (9,716)             (12,691)

Cash flows from financing activities
Proceeds from issuances of common stock                         746                3,946
Net cash provided by financing activities                       746                3,946

Net increase (decrease) in cash and cash equivalents         17,752               (2,137)

Cash and cash equivalents at beginning of period            270,134              153,234

Cash and cash equivalents at end of period                 $287,886             $151,097

Supplemental cash flow disclosures
Cash paid during the period for income taxes
  (net of refunds)                                          $     -              $13,142




     See accompanying notes to consolidated condensed financial statements.

                                                                       FORM 10-Q
                                                                  March 29, 1998



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

2.   Principles of Consolidation

The  consolidated  financial  statements include  the  financial  statements  of
American  Power  Conversion Corporation and its wholly-owned subsidiaries.   All
intercompany accounts and transactions are eliminated in consolidation.

3.   Per Share Data

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and dilutive potential common shares outstanding during the period. Under the treasury stock method, the unexercised options are assumed to be exercised at the beginning of the period or at issuance, if later. The assumed proceeds are then used to purchase common shares at the average market price during the period. Dilutive potential common shares outstanding at March 29, 1998 and March 30, 1997 were approximately 1.3 million and 1.0 million, respectively.

Potential common shares for which inclusion would have the effect of increasing diluted earnings per share (i.e., antidilutive) are excluded from the computation. Antidilutive potential common shares outstanding at March 29, 1998 and March 30, 1997 were approximately 157,000 and 4,000, respectively.

4.   Shareholders' Equity

Changes in paid-in capital for the periods presented represent the issuances of common stock resulting from the exercise of employee stock options.

                                                                       FORM 10-Q
                                                                  March 29, 1998

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Revenues

Net sales were $218.9 million for the first quarter of 1998, an increase of 27.3% compared to $172.0 million for the same period in 1997. The increase was attributable to continued strong demand for the Company's uninterruptible power supply (UPS) and surge protection products. International net sales (excluding Canada) in the first quarter of 1998 were up 29% versus the first quarter of 1997, while North American net sales were up 26%.

Cost of Goods Sold

Cost of goods sold was $120.9 million or 55.2% of net sales in the first quarter of 1998 compared to $95.8 million or 55.7% in the first quarter of 1997. Gross margins improved by approximately 50 basis points during the first quarter of 1998 over the comparable period in 1997. The improvement was primarily attributable to continued improvement in margins on lower cost Back-UPSr products manufactured in the Philippines and the favorable margin impact of a higher-end product mix resulting from strong growth in Smart-UPSr sales into the server segment of the power protection market. Total inventory reserves at March 29, 1998 were $20.1 million compared to $19.3 million at December 31, 1997. The Company's reserve estimate methodology involves quantifying the total inventory position having potential loss exposure, reduced by an amount reasonably forecasted to be sold, and adjusting its interim reserve provisioning to cover the net loss exposure.

Operating Expenses

Operating expenses include marketing, selling, general and administrative (SG&A), and research and development expenses.

SG&A expenses were $55.4 million or 25.3 % of net sales for the first quarter of 1998 compared to $41.0 million or 23.8% of net sales for the first quarter of 1997. The increase over last year was due primarily to increased advertising and promotional costs, as well as costs associated with increased staffing of sales and other related positions both domestically and internationally. The allowance for doubtful accounts at March 29, 1998 was 8.1% of accounts receivable, compared to 8.5% at December 31, 1997. The Company continues to experience strong collection performance. Accounts receivable balances outstanding over 60 days represented 11.9% of total receivables at March 29, 1998, up from 6.6% at December 31, 1997, reflecting a higher level of international receivables with generally longer payment cycles. Write-offs of uncollectible accounts have historically represented less than 1% of total receivable balances. A majority of international customer balances are covered by receivables insurance.

Research  and  development expenses were $7.7 million or 3.5% of net  sales  and
$4.2 million or 2.4% of net sales for the first quarters of 1998 and 1997, respectively. The increased research and development spending primarily reflects increased numbers of software and hardware engineers and costs associated with new product development and engineering support.

Other Income (Expenses), Net and Income Taxes

Other income during the first quarter of 1998 was comprised principally of interest income, which increased substantially from the comparable period in 1997 due to higher average cash balances available for investment during 1998. Interest income during the first quarter of 1997 was more than offset by net foreign currency losses primarily related to foreign currency denominated assets of international subsidiaries for which the U.S. dollar is the functional currency.

The Company's effective income tax rates were approximately 30.5% and 31.5% for the quarters ended March 29, 1998 and March 30, 1997, respectively. The decrease from last year is due to the expected tax savings from an increasing portion of taxable earnings being generated from the Company's operations in Ireland, a jurisdiction which currently has a lower income tax rate for manufacturing companies than the present U.S. statutory income tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at March 29, 1998 was $450.7 million compared to $426.8 million at December 31, 1997. The Company has been able to increase its working capital position as the result of continued strong operating results and despite internally financing the capital investment required to expand its operations. The Company's cash position increased to $287.9 million at March 29, 1998 from $270.1 million at December 31, 1997.

Worldwide inventories were $130.9 million at March 29, 1998 compared to $104.2 million at December 31, 1997. The first quarter 1998 inventory build was primarily related to anticipation of increased demand patterns during the second half of the year which result from typical seasonal factors. Inventory levels as a percentage of quarterly sales were 60% in the first quarter of 1998 up from 41% in the fourth quarter of 1997 compared to 93% in the first quarter of 1997 up from 62% in the fourth quarter of 1996.

At March 29, 1998, the Company had $50 million available for future borrowings under an unsecured line of credit agreement at a floating interest rate equal to the bank's cost of funds rate plus .625% and an additional $15 million under an unsecured line of credit agreement with a second bank at a similar interest rate. No borrowings were outstanding under these facilities at March 29, 1998. Additionally, the Company had no significant financial commitments, other than those required in the normal course of business, at March 29, 1998.

Capital investment for the first quarter of 1998 consisted primarily of manufacturing and office equipment, and buildings and improvements. The nature and level of capital spending was made to improve manufacturing capabilities and to support the increased marketing, selling, and administrative efforts necessitated by the Company's growth. Net capital expenditures were financed from available operating cash. The Company had no material capital commitments, other than those required in the normal course of business, at March 29, 1998.

The Company has agreements with the Industrial Development Authority of Ireland ("IDA") under which the Company receives grant monies for costs incurred for machinery, equipment, and building improvements for its Galway and Castlebar facilities equal to 40% and 60%, respectively, of such costs up to a maximum of $13.1 million and $1.3 million, respectively. Such grant monies are subject to the Company meeting certain employment goals and maintaining operations in Ireland until termination of the respective agreements. The total cumulative amounts of capital grant claims submitted and received through March 29, 1998 for the Galway facility were approximately $9.4 million and $8.3 million, respectively. The total cumulative amount of capital grant claims submitted through March 29, 1998 for the Castlebar facility was $1.1 million; no capital grant claims had been received for the Castlebar facility. Under separate agreements with the IDA, the Company receives direct reimbursement of training costs at its Galway and Castlebar facilities for up to $3,000 and $12,500, respectively, per new employee hired. The total cumulative amounts of training grant claims submitted and received through March 29, 1998 for the Galway facility were approximately $1.7 million and $1.2 million, respectively. The total cumulative amount of training grant claims submitted through March 29, 1998 for the Castlebar facility was approximately $0.3 million; no training grant claims had been received for the Castlebar facility.

During the first quarter of 1998, the Company began establishing a manufacturing operation in China. The Company is leasing a 50,000 square foot facility in Suzhou and expects to begin manufacturing selected products at this facility during the second half of 1998. Capital expenditures for the China expansion will be financed from operating cash. The Company continues to evaluate international manufacturing expansion including additional locations in the Far East and South America.

Management believes that current internal cash flows, together with available cash, available credit facilities or, if needed, the proceeds from the sale of additional equity, will be sufficient to support anticipated capital spending and other working capital requirements for the foreseeable future.

Acquisition
On April 27, 1998, the Company entered into a definitive agreement with the principal management shareholders of Silcon A/S to acquire all of the stock of Silcon, a Denmark-based manufacturer of three-phase UPSs up to 480 kVA, for DKK 480 million or approximately US$70 million, in cash, as of April 27, 1998 based on the then current exchange rate. The acquisition will be financed from operating cash and is targeted for completion in the second quarter of 1998, subject to certain conditions including the successful completion of a tender offer for the remaining shares, receipt of applicable European regulatory authority and third-party approvals, and the conclusion of a satisfactory due diligence review by the Company. The Company expects a one-time charge against after-tax earnings of between $0.15 and $0.30 per share in the quarter in which the transaction closes for the write-off of purchased research and development expenses.

Foreign Currency Activity
Financial statements for the Company's international subsidiaries for which the U.S. dollar is the functional currency are remeasured into U.S. dollars using current rates of exchange for monetary assets and liabilities and historical rates of exchange for nonmonetary assets. Gains and losses from remeasurement are included in other income (expenses), net.

The Company invoices its customers in Japan, Great Britain, Germany, and France, in their respective local currencies. At March 29, 1998 the Company's unhedged foreign currency accounts receivable, by currency, were as follows:

  (In thousands)          Foreign Currency                U.S. Dollars
  Japanese Yen                   1,496,950                      11,515
  British Pounds                     3,978                       6,696
  German Marks                      10,705                       5,882
  French Francs                     24,800                       4,066

Total gross accounts receivable at March 29, 1998 was approximately $163.4 million. The Company had non-trade receivables of 2.1 million Irish Pounds (approximately US$3.0 million), as well as Irish Pound denominated liabilities of 14.6 million (approximately US$20.3 million). The Company also had liabilities denominated in various European currencies of US$2.6 million, as well as Yen denominated liabilities of approximately US$1.5 million.

The Company continually reviews its foreign exchange exposure and considers various risk management techniques including the netting of foreign currency receipts and disbursements, rate protection agreements with customers/vendors and derivatives arrangements, including foreign exchange contracts. The Company presently does not utilize rate protection agreements or derivatives arrangements.

Legal Proceedings
On February 26, 1998, the Company announced that it had reached agreements-in-principle to settle five purported class action lawsuits that were filed in the United States District Court for the District of Rhode Island in August 1995 (the "Federal Class Action") and a derivative action lawsuit that was filed in the Massachusetts Superior Court for Suffolk County in February 1996 (the "State Derivative Action"). Although the Company believes that the allegations in both the Federal Class Action and the State Derivative Action are without merit and has defended the lawsuits vigorously, it concluded that settlement of the lawsuits on the terms of the settlement agreements was in the Company's best interests. The entire settlement amount is being borne by the liability insurance carrier which insures the Company, its directors, and its officers.

The settlements of the Federal Class Action and the State Derivative Action were both contingent upon certain events, including approval by the respective courts in which the lawsuits were filed. The settlement of the State Derivative Action has been finally approved by the Massachusetts Superior Court. The settlement of the Federal Class Action has been preliminarily approved by the United States District Court for the District of Rhode Island, and a final approval hearing on that settlement is scheduled to take place in late May. Although there can be no assurance that the Federal Class Action settlement will be finally approved, no objections to that settlement have been filed to date. Should the Federal
Class Action settlement not be finally approved for any reason, the Company intends to defend the lawsuits vigorously. No provision for any liability that may result from these actions has been recognized in the Company's consolidated condensed financial statements included herein.

Recently Issued Accounting Standard
During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for reporting information about operating segments in annual and interim financial statements issued to shareholders. This Statement also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company will adopt this Statement at December 31, 1998 and is currently studying its provisions.

Factors That May Affect Future Performance
Statements contained in this document that do not describe historical facts may constitute forward-looking statements. The Company makes such forward-looking statements under the provisions of the "safe harbor" section of the Private Securities Litigation Reform Act of 1995. The forward-looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties which could cause actual results to differ from those projected. The factors that could cause actual results to differ materially include the following: the ability of APC to complete the acquisition of Silcon in a timely and cost effective manner; APC's ability to successfully integrate Silcon's operations; a variance between the actual and estimated charge for purchased research and development related to the acquisition of Silcon; the timely development and acceptance of new products such as the Symmetra Power Array; ramp up and expansion of manufacturing capacity; general economic conditions and growth rates in the power protection industry and related industries, including but not limited to the PC, server, and networking industries; competitive factors and pricing pressures; changes in product mix; changes in the seasonality of demand patterns; inventory risks due to shifts in market demand; the effects of any other possible acquisitions; component constraints and shortages; risk of nonpayment of accounts receivable; the uncertainty of the litigation process including risk of an unexpected, unfavorable result of current litigation; factors associated with international operations; risks associated with the Year 2000 issue; and the risks described from time to time in the Company's filings with the Securities and Exchange Commission.

                                                                       FORM 10-Q
                                                                  March 29, 1998
PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On February 26, 1998, the Company announced that it had reached agreements-in-principle to settle five purported class action lawsuits that were filed in the United States District Court for the District of Rhode Island in August 1995 (the "Federal Class Action") and a derivative action lawsuit that was filed in the Massachusetts Superior Court for Suffolk County in February 1996 (the "State Derivative Action"). Although the Company believes that the allegations in both the Federal Class Action and the State Derivative Action are without merit and has defended the lawsuits vigorously, it concluded that settlement of the lawsuits on the terms of the settlement agreements was in the Company's best interests. The entire settlement amount is being borne by the liability insurance carrier which insures the Company, its directors, and its officers.

The settlements of the Federal Class Action and the State Derivative Action were both contingent upon certain events, including approval by the respective courts in which the lawsuits were filed. The settlement of the State Derivative Action has been finally approved by the Massachusetts Superior Court. The settlement of the Federal Class Action has been preliminarily approved by the United States District Court for the District of Rhode Island, and a final approval hearing on that settlement is scheduled to take place in late May. Although there can be no assurance that the Federal Class Action settlement will be finally approved, no objections to that settlement have been filed to date. Should the Federal
Class Action settlement not be finally approved for any reason, the Company intends to defend the lawsuits vigorously. No provision for any liability that may result from these actions has been recognized in the Company's consolidated condensed financial statements included herein.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  Exhibits

Exhibit No. 11 - Computation of Earnings per Share (Page 14)
Exhibit No. 27 - Financial Data Schedule

(B)  Reports on Form 8-K

No reports on Form 8-K were filed by American Power Conversion Corporation during the quarter ended March 29, 1998.

                                                                       FORM 10-Q
                                                                  March 29, 1998


                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      AMERICAN POWER CONVERSION CORPORATION

                               Date:  May 13, 1998


                               /s/ Donald M. Muir

                                 Donald M. Muir
                             Chief Financial Officer
                  (Principal Accounting And Financial Officer)

                                                                       FORM 10-Q
                                                                  March 29, 1998


                                                                      EXHIBIT 11


                      AMERICAN POWER CONVERSION CORPORATION
                        COMPUTATION OF EARNINGS PER SHARE
                  (In thousands except for earnings per share)

                                                                  Three months ended
                                                           March 29,            March 30,
                                                               1998                 1997
                                                                     (Unaudited)

Basic

Net earnings                                                $26,726              $20,975

Basic weighted average shares outstanding                    95,304               94,542

Basic earnings per share                                    $   .28              $   .22


Diluted

Net earnings                                                $26,726              $20,975

Basic weighted average shares outstanding                    95,304               94,542

Net effect of dilutive potential common shares
outstanding based on the treasury stock
method using the average market price                         1,264                1,009

Diluted weighted average shares outstanding                  96,568               95,551

Diluted earnings per share                                  $   .28              $   .22


                                       14