Form 10-Q
period 1998-06-28
AMERICAN POWER CONVERSION CORPORATION
filed 1998-08-12
CIK 835910

                          QUARTERLY REPORT ON FORM 10-Q
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                            _________________________

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT
      OF 1934
      For the quarterly period ended June 28, 1998

                                       or

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

                             YES  [ X ]    NO  [   ]



   Registrant's Common Stock outstanding, $.01 par value, at August 6, 1998 -
                                95,549,000 shares

                                                                       FORM 10-Q
                                                                   June 28, 1998


             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

                                      INDEX


                                                               Page No.

Part I - Financial Information:

  Item 1.  Consolidated Condensed Financial Statements:
           Consolidated Condensed Balance Sheets -
           June 28, 1998 (Unaudited) and December 31, 1997      3 - 4

           Consolidated Condensed Statements of Income -
           Three Months and Six Months Ended
           June 28, 1998 and June 29, 1997 (Unaudited)            5

           Consolidated Condensed Statements of Cash Flows -
           Three Months and Six Months Ended
           June 28, 1998 and June 29, 1997 (Unaudited)            6

           Notes to Consolidated Condensed Financial Statements
           (Unaudited)                                            7


  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                  8 - 11

Part II - Other Information:

  Item 1.  Legal Proceedings                                      12

  Item 4.  Submission of Matters to a Vote of Security Holders    12

  Item 5.  Other Information                                      12

  Item 6.  Exhibits and Reports on Form 8-K                       13

Signatures                                                        14

                                                                       FORM 10-Q
                                                                   June 28, 1998
PART I - CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

ITEM 1 - FINANCIAL STATEMENTS

             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)

                                     ASSETS


                                                             June 28,         December 31,
                                                                1998                 1997
                                                           (Unaudited)

Current assets:
Cash and cash equivalents                                   $203,310             $270,134
Accounts receivable,
 less allowance for doubtful accounts of
 $14,452 in 1998 and $12,230 in 1997                         183,359              131,115
Inventories:
 Raw materials                                                96,949               61,430
 Work-in-process and finished goods                          102,828               42,741
Total inventories                                            199,777              104,171

Prepaid expenses and other current assets                     17,769               13,305

Deferred income taxes                                         24,680               21,571

Total current assets                                         628,895              540,296

Property, plant, and equipment:
 Land, buildings and improvements                             48,718               31,143
 Machinery and equipment                                     102,994               80,091
 Office equipment, furniture, and fixtures                    35,321               31,431
 Purchased software                                           10,161                9,584
                                                             197,194              152,249
Less accumulated depreciation and amortization                68,374               52,631
Net property, plant, and equipment                           128,820               99,618

Goodwill and other intangibles                                38,659                    -

Other assets                                                   2,416                1,376


Total assets                                                $798,790             $641,290





     See accompanying notes to consolidated condensed financial statements.

                                                                       FORM 10-Q
                                                                   June 28, 1998


             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)
                                 (In thousands)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                             June 28,         December 31,
                                                                1998                 1997
                                                           (Unaudited)
Current liabilities:
Short term debt                                              $24,848              $     -
Accounts payable                                             101,570               37,068
Accrued expenses                                              20,435               16,334
Accrued compensation                                          16,515               16,476
Accrued sales and marketing programs                          15,198               15,965
Accrued retirement contributions                               9,026                7,446
Income taxes payable                                          22,798               20,241

Total current liabilities                                    210,390              113,530

Deferred tax liability                                         7,719                6,006

Total liabilities                                            218,109              119,536

Minority interest                                              3,314                    -

Shareholders' equity:
Common stock, $.01 par value;
 authorized 200,000 shares; issued 95,562
 shares in 1998 and 95,383 shares in 1997                        956                  954
Additional paid-in capital                                    57,739               55,626
Retained earnings                                            520,223              466,725
Treasury stock, 125 shares, at cost                           (1,551)              (1,551)

Total shareholders' equity                                   577,367              521,754

Total liabilities, minority interest, and shareholders'
 equity                                                     $798,790             $641,290











     See accompanying notes to consolidated condensed financial statements.

                                                                       FORM 10-Q
                                                                   June 28, 1998


             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    (In thousands except earnings per share)


                                                      Six months ended         Three months ended
                                                    June 28,     June 29,     June 28,     June 29,
                                                       1998         1997         1998         1997
                                                                       (Unaudited)

Net sales                                          $479,528     $375,609     $260,661     $203,619

Cost of goods sold                                  263,298      208,011      142,443      112,209

Gross profit                                        216,230      167,598      118,218       91,410

Operating expenses:
Marketing, selling, general and administrative      118,909      89,282       63,542        48,294
Research and development                             16,696       9,596        8,972         5,391
Acquired research and development                     7,387           -        7,387             -
Total operating expenses                            142,992      98,878       79,901        53,685

Operating income                                     73,238      68,720       38,317        37,725

Other income, net                                     6,979         748        3,445         1,122

Earnings before income taxes                         80,217      69,468       41,762        38,847

Income taxes                                         26,719      21,882       14,990        12,236

Net income                                          $53,498     $47,586      $26,772       $26,611

Basic earnings per share                            $   .56      $  .50       $  .28        $  .28

Basic weighted average shares outstanding            95,349      94,796       95,394        95,049

Diluted earnings per share                          $   .55      $  .50       $  .28        $  .28

Diluted weighted average shares outstanding          96,629      95,928       96,740        96,076








     See accompanying notes to consolidated condensed financial statements.

                                                                       FORM 10-Q
                                                                   June 28, 1998

             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                       Six months ended         Three months ended
                                                    June 28,     June 29,     June 28,     June 29,
                                                       1998         1997         1998         1997
                                                                       (Unaudited)
Cash flows from operating activities
Net income                                          $53,498      $47,586      $26,772      $26,611
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
Depreciation and amortization                        11,743        8,417        5,395        4,515
Provision for doubtful accounts                       2,598        2,128        1,350        1,155
Deferred income taxes                                (3,232)      (7,211)       1,659       (3,890)
Acquired research and development                     7,387            -        7,387            -
Changes in operating assets and liabilities
 excluding effects of acquisitions:
  Accounts receivable                               (35,329)     (10,725)     (14,926)     (12,124)
  Inventories                                       (76,422)     (28,791)     (49,699)          21
  Prepaid expenses and other current assets          (4,119)      (1,862)      (2,053)      (3,826)
  Other assets                                         (315)         525         (394)         156
  Accounts payable                                   49,930       (3,894)      20,257      (17,645)
  Accrued expenses                                     (378)         218         (538)       4,563
  Income taxes payable                                2,403       (3,350)     (14,168)      (3,103)
Net cash provided by (used in) operating activities   7,764        3,041      (18,958)      (3,567)

Cash flows from investing activities
Capital expenditures, net of capital grants         (24,174)     (18,513)     (14,458)      (5,721)
Acquisitions                                        (52,529)         101      (52,529)           -
Net cash used in investing activities               (76,703)     (18,412)     (66,987)      (5,721)

Cash flows from financing activities
Proceeds from issuances of common stock               2,115        4,942        1,369          996
Net cash provided by financing activities             2,115        4,942        1,369          996

Net decrease in cash and cash equivalents           (66,824)     (10,429)     (84,576)      (8,292)
Cash and cash equivalents at beginning of period    270,134      153,234      287,886      151,097
Cash and cash equivalents at end of period         $203,310     $142,805     $203,310     $142,805

Supplemental cash flow disclosures
Cash paid during the period for income taxes
 (net of refunds)                                   $24,162      $25,544      $24,162      $12,402
Details of acquisitions:
 Fair value of assets                              $104,544      $     -     $104,544      $     -
 Liabilities and minority interest                  (50,055)           -      (50,055)           -
 Cash paid                                           54,489            -       54,489            -
 Cash acquired                                       (1,960)        (101)      (1,960)           -
 Acquisitions                                       $52,529      $  (101)     $52,529      $     -



     See accompanying notes to consolidated condensed financial statements.

                                                                       FORM 10-Q
                                                                   June 28, 1998



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

2.   Principles of Consolidation

The consolidated financial statements include the accounts of American Power Conversion Corporation and all of its wholly- and majority-owned subsidiaries. All intercompany accounts and transactions are eliminated in consolidation.

Early in the second quarter of 1998, the Company entered into a definitive agreement with the principal management shareholders of Silcon A/S to acquire stock of Silcon, a Denmark-based manufacturer of three-phase UPSs up to 480 kVA, and the Company commenced a tender offer for Silcon shares. In June 1998, the initial tender offer and purchase of stock from principal management shareholders was completed enabling the Company to operate Silcon as a majority-owned subsidiary. The acquisition has been accounted for as a purchase and, accordingly, 75% of Silcon's assets and liabilities are included in the Company's consolidated balance sheet as of June 28, 1998. Silcon's results of operations will be included in the Company's consolidated financial statements beginning in the third quarter of 1998.

3.   Per Share Data

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and dilutive potential common shares outstanding during the period. Under the treasury stock method, the unexercised options are assumed to be exercised at the beginning of the period or at issuance, if later. The assumed proceeds are then used to purchase common shares at the average market price during the period. Dilutive potential common shares outstanding at June 28, 1998 and June 29, 1997 were approximately 1.3 million and 1.1 million, respectively.

Potential common shares for which inclusion would have the effect of increasing diluted earnings per share (i.e., antidilutive) are excluded from the computation. Antidilutive potential common shares outstanding at June 28, 1998 and June 29, 1997 were approximately 16,000 and 1,000, respectively.

4.   Shareholders' Equity

Changes in paid-in capital for the periods presented represent the issuances of common stock resulting from the exercise of employee stock options.

                                                                       FORM 10-Q
                                                                   June 28, 1998

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Revenues

Net sales were $260.7 million for the second quarter of 1998, an increase of 28.0% compared to $203.6 million for the same period in 1997. Net sales for the first half of 1998 were $479.5 million compared to $375.6 million in 1997, an increase of 27.7%. The increase was attributable to continued strong demand for the Company's uninterruptible power supply (UPS) and surge protection products. Second quarter and first half sales growth was strong worldwide with the Americas (North and Latin America) growing 30.2% and 28.7%, respectively, EMEA (Europe, Middle East and Africa) growing 33.8% and 37.3%, respectively, and the Asia Pacific region growing 6.3% and 5.5%, respectively, despite the economic downturn in that region. International sales (excluding Canada) comprised 37% and 38% of net sales in the second quarter of 1998 and 1997, respectively, and 37% and 38% of net sales in the first half of 1998 and 1997, respectively.

Cost of Goods Sold

Cost of goods sold was $142.4 million or 54.7% of net sales in the second quarter of 1998 compared to $112.2 million or 55.1% in the second quarter of 1997. Cost of goods sold was $263.3 million or 54.9% of net sales in the first half of 1998 compared to $208.0 million or 55.4% in the first half of 1997. Gross margins improved by approximately 50 basis points during the second quarter and first half of 1998, respectively, over the comparable periods in 1997. The improvements were primarily attributable to continued improvement in margins on lower cost Back-UPSr products manufactured in the Philippines and the favorable margin impact of a higher-end product mix resulting from strong growth in Smart-UPSr sales into the server segment of the power protection market. Total inventory reserves at June 28, 1998 were $19.9 million compared to $19.3 million at December 31, 1997. The Company's reserve estimate methodology involves quantifying the total inventory position having potential loss exposure, reduced by an amount reasonably forecasted to be sold, and adjusting its interim reserve provisioning to cover the net loss exposure.

Operating Expenses

Operating expenses include marketing, selling, general and administrative (SG&A), and research and development (R&D) expenses.

SG&A expenses were $63.5 million or 24.4 % of net sales for the second quarter of 1998 compared to $48.3 million or 23.7% of net sales for the second quarter of 1997. SG&A expenses were $118.9 million or 24.8% of net sales for the first half of 1998 compared to $89.3 million or 23.8% of net sales for the first half of 1997. The increases over last year were due primarily to increased advertising and promotional costs, as well as costs associated with increased staffing of sales and administrative positions both domestically and internationally. The allowance for doubtful accounts at June 28, 1998 was 7.3% of accounts receivable, compared to 8.5% at December 31, 1997. The Company continues to experience strong collection performance.

Excluding a second quarter 1998 $7.4 million charge for acquired R&D (see "Acquisition" below), R&D expenses were $9.0 million or 3.4% of net sales and
$5.4 million or 2.6% of net sales for the second quarters of 1998 and 1997, respectively, and R&D expenses were $16.7 million or 3.5% of net sales and $9.6 million or 2.6% of net sales for the first six month periods of 1998 and 1997, respectively. The increased R&D spending primarily reflects increased numbers of software and hardware engineers and costs associated with new product development and engineering support.

Other Income, Net and Income Taxes

Other income is comprised principally of interest income, which increased substantially from 1997 to 1998 due to higher average cash balances available for investment during 1998.

Excluding a second quarter 1998 non-tax deductible $7.4 million charge for acquired R&D (see "Acquisition" below), the Company's effective income tax rates were approximately 30.5% and 31.5% for the quarters ended June 28, 1998 and June 29, 1997, respectively. The decrease from last year is due to the expected tax savings from an increasing portion of taxable earnings being generated from the Company's operations in Ireland, a jurisdiction which currently has a lower income tax rate for manufacturing companies than the present U.S. statutory income tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at June 28, 1998 was $418.5 million compared to $426.8 million at December 31, 1997. The Company's cash position decreased to $203.3 million at June 28, 1998 from $270.1 million at December 31, 1997, primarily due to the cash purchase of approximately 75% of the share capital of Silcon A/S (see "Acquisition" below).

Worldwide inventories were $199.8 million at June 28, 1998 compared to $104.2 million at December 31, 1997. The first half 1998 inventory build was primarily related to anticipation of increased demand patterns during the second half of the year which result from typical seasonal factors, combined with $19 million of inventory purchased in the Silcon acquisition. Inventory levels were 77% as a percentage of quarterly sales in the second quarter of 1998 up from 60% in the first quarter of 1998.

At June 28, 1998, the Company had $50 million available for future borrowings under an unsecured line of credit agreement at a floating interest rate equal to the bank's cost of funds rate plus .625% and an additional $15 million under an unsecured line of credit agreement with a second bank at a similar interest rate. No borrowings were outstanding under these facilities at June 28, 1998. In connection with the acquisition of Silcon (see "Acquisition" below), the Company acquired $24.8 million in bank indebtedness with interest rates ranging from 4% to 8%. The Company had no significant financial commitments, other than those required in the normal course of business, at June 28, 1998.

Capital investment for the first half of 1998 consisted primarily of manufacturing and office equipment, and buildings and improvements. The nature and level of capital spending was made to improve manufacturing capabilities and to support the increased marketing, selling, and administrative efforts necessitated by the Company's growth. Net capital expenditures were financed from available operating cash. The Company had no material capital commitments, other than those required in the normal course of business, at June 28, 1998.

The Company has agreements with the Industrial Development Authority of Ireland ("IDA") under which the Company receives grant monies for costs incurred for machinery, equipment, and building improvements for its Galway and Castlebar facilities equal to 40% and 60%, respectively, of such costs up to a maximum of $13.1 million and $1.3 million, respectively. Such grant monies are subject to the Company meeting certain employment goals and maintaining operations in Ireland until termination of the respective agreements. The total cumulative amounts of capital grant claims submitted and received through June 28, 1998 for the Galway facility were approximately $11.1 million and $8.4 million, respectively. The total cumulative amount of capital grant claims submitted through June 28, 1998 for the Castlebar facility was $1.1 million; no capital grant claims had been received for the Castlebar facility. Under separate agreements with the IDA, the Company receives direct reimbursement of training costs at its Galway and Castlebar facilities for up to $3,000 and $12,500, respectively, per new employee hired. The total cumulative amounts of training grant claims submitted and received through June 28, 1998 for the Galway facility were approximately $1.7 million and $1.2 million, respectively. The total cumulative amount of training grant claims submitted through June 28, 1998 for the Castlebar facility was approximately $0.6 million; no training grant claims had been received for the Castlebar facility.

During the first quarter of 1998, the Company began establishing a manufacturing operation in China. The Company is leasing a 50,000 square foot facility in Suzhou and expects to begin manufacturing selected products at this facility during the second half of 1998. Capital expenditures for the China expansion will be financed from operating cash. In August 1998, the Company purchased a third manufacturing facility in the Philippines for approximately $750,000, financed from operating cash. The Company continues to evaluate international manufacturing expansion including additional locations in the Far East and South America.

Management believes that current internal cash flows, together with available cash, available credit facilities or, if needed, the proceeds from the sale of additional equity, will be sufficient to support anticipated capital spending and other working capital requirements for the foreseeable future.

Acquisition
Early in the second quarter of 1998, the Company entered into a definitive agreement with the principal management shareholders of Silcon A/S to acquire stock of Silcon, a Denmark-based manufacturer of three-phase UPSs up to 480 kVA, and the Company commenced a tender offer for Silcon shares. In June 1998, the initial tender offer and purchase of stock from principal management shareholders was completed enabling the Company to operate Silcon as a majority-owned subsidiary. The initial cash outlay of $54 million was financed from operating cash.

The purchase price was allocated to the net assets acquired and to acquired in-process research and development (acquired R&D). Acquired R&D includes the value of products in the development stage and not considered to have reached technological feasibility. In accordance with applicable accounting rules, acquired R&D is required to be expensed. Accordingly, $7.4 million of the acquisition cost was expensed in the second quarter of 1998. The remaining purchase price exceeded the fair value of net assets acquired by approximately $39 million, which will be amortized on a straight-line basis over periods ranging from 10-20 years. The acquisition has been accounted for as a purchase and, accordingly, 75% of Silcon's assets and liabilities are included in the Company's consolidated balance sheet as of June 28, 1998. Silcon's results of operations will be included in the Company's consolidated financial statements beginning in the third quarter of 1998.

Foreign Currency Activity
Financial statements for the Company's international subsidiaries for which the U.S. dollar is the functional currency are remeasured into U.S. dollars using current rates of exchange for monetary assets and liabilities and historical rates of exchange for nonmonetary assets. Gains and losses from remeasurement are included in other income, net.

The Company invoices its customers in Japan, Great Britain, Germany, and France, in their respective local currencies. At June 28, 1998 the Company's unhedged foreign currency accounts receivable, by currency, were as follows:
     (In thousands)               Foreign Currency          U.S. Dollars

     Japanese Yen                          987,042                 6,951
     British Pounds                          3,434                 5,733
     German Marks                           14,869                 8,261
     French Francs                          34,887                 5,795

Total gross accounts receivable at June 28, 1998 was approximately $197.8 million. The Company had non-trade receivables of 2.2 million Irish Pounds (approximately US$3.1 million), as well as Irish Pound denominated liabilities of 9.5 million (approximately US$13.3 million). The Company also had liabilities denominated in various European currencies of US$11.1 million, as well as Yen denominated liabilities of approximately US$2.6 million.

The Company continually reviews its foreign exchange exposure and considers various risk management techniques including the netting of foreign currency receipts and disbursements, rate protection agreements with customers/vendors and derivatives arrangements, including foreign exchange contracts. The Company presently does not utilize rate protection agreements or derivatives arrangements.

Recently Issued Accounting Standards
During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for reporting information about operating segments in annual and interim financial statements issued to shareholders. This Statement also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company will adopt this Statement at December 31, 1998 and is currently studying its provisions.

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The adoption of this Statement is not expected to have a material impact on the Company's financial position or results of operations.

The AICPA Accounting Standards Executive Committee recently issued Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This SOP requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software, and is effective for fiscal years beginning after December 15, 1998. The SOP also requires that costs related to the preliminary project stage and post implementation/operations stage in an internal-use computer software development project be expensed as incurred. The adoption of this SOP is not expected to have a material impact on the Company's financial position or results of operations.

The AICPA Accounting Standards Executive Committee recently issued Statement of Position ("SOP") 98-5, Reporting on the Costs of Start-Up Activities. This SOP requires that costs incurred during start-up activities, including organization costs, be expensed as incurred, and is effective for fiscal years beginning after December 15, 1998. The adoption of this SOP is expected to have no impact on the Company's financial position or results of operations.

Factors That May Affect Future Performance
Statements contained in this document that do not describe historical facts may constitute forward-looking statements. The Company makes such forward-looking statements under the provisions of the "safe harbor" section of the Private Securities Litigation Reform Act of 1995. The forward-looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties which could cause actual results to differ from those projected. The factors that could cause actual results to differ materially include the following: the ability of APC to operate Silcon as a less than wholly-owned subsidiary; APC's ability to successfully integrate Silcon's operations; the timely development and acceptance of new products such as the Symmetra Power Array; ramp up and expansion of manufacturing capacity; general economic conditions and growth rates in the power protection industry and related industries, including but not limited to the PC, server, and networking industries; competitive factors and pricing pressures; changes in product mix; changes in the seasonality of demand patterns; inventory risks due to shifts in market demand; the effects of any other possible acquisitions; component constraints and shortages; risk of nonpayment of accounts receivable; the uncertainty of the litigation process including risk of an unexpected, unfavorable result of current litigation; factors associated with international operations; risks associated with the Year 2000 issue; and the risks described from time to time in the Company's filings with the Securities and Exchange Commission.

                                                                       FORM 10-Q
                                                                   June 28, 1998

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On February 26, 1998, the Company announced that it had reached agreements-in-principle to settle five purported class action lawsuits that were filed in the United States District Court for the District of Rhode Island in August 1995 (the "Federal Class Action") and a derivative action lawsuit that was filed in the Massachusetts Superior Court for Suffolk County in February 1996 (the "State Derivative Action"). The settlements of the Federal Class Action and the State Derivative Action were both contingent upon certain events, including approval by the respective courts in which the lawsuits were filed. The settlement of the State Derivative Action has been finally approved by the Massachusetts Superior Court. The settlement of the Federal Class Action has been finally approved by the United States District Court for the District of Rhode Island. Although the Company believes that the allegations in both the Federal Class Action and the State Derivative Action are without merit and defended the lawsuits vigorously, it concluded that settlement of the lawsuits on the terms of the settlement agreements was in the Company's best interests. The entire settlement amount was borne by the liability insurance carrier which insures the Company, its directors, and its officers.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on May 1, 1998 at which the shareholders of the Company approved the following:

(i) by a vote of 83,002,003 shares in favor, 1,184,025 opposed, and 226,387 abstaining, the number of directors was fixed at five.

(ii) the following persons (with vote results) were elected to serve another term as Directors of the Company:

                                               For        Against
           Rodger B. Dowdell, Jr.         83,205,222     1,207,193
           James D. Gerson                83,187,076     1,225,339
           Emanuel E. Landsman            83,185,137     1,227,278
           Ervin F. Lyon                  83,187,337     1,225,078
           Neil E. Rasmussen              83,177,229     1,235,186

ITEM 5.  OTHER INFORMATION

The deadline for submission of proposals by shareholders pursuant to Rule 14a-8 issued under the Securities Exchange Act of 1934 (the "Act"), which are intended for inclusion in the proxy statement to be furnished to all shareholders entitled to vote at the next annual meeting of shareholders of the Company, is November 23, 1998. Pursuant to recent amendments to the rules relating to proxy statements under the Act, the shareholders of the Company are hereby notified that the deadline for providing timely notice to the Company of matters that shareholders desire to introduce at the next annual meeting of shareholders of the Company (which are not otherwise submitted for inclusion in the proxy statement in accordance with the preceding sentence) is February 6, 1999. Management proxies will be authorized to exercise discretionary authority with respect to any such shareholder proposal not included in the Company's proxy materials for the next annual meeting unless the Company receives notice of such proposal prior to February 6, 1999 and the conditions set forth in Rule 14a-14(c)(2)(i)-(iii) under the Act are met. In order to curtail any controversy as to the date on which a proposal was received by the Company, it is suggested that proponents submit their proposals by Certified Mail, Return Receipt Requested.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  Exhibits

Exhibit No. 11 - Computation of Earnings per Share (Page 14)
Exhibit No. 27 - Financial Data Schedule

(B)  Reports on Form 8-K

No reports on Form 8-K were filed by American Power Conversion Corporation during the quarter ended June 28, 1998.

                                                                       FORM 10-Q
                                                                   June 28, 1998


                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      AMERICAN POWER CONVERSION CORPORATION

                             Date:  August 12, 1998


                               /s/ Donald M. Muir

                                 Donald M. Muir
                             Chief Financial Officer
                  (Principal Accounting And Financial Officer)

                                                                       FORM 10-Q
                                                                   June 28, 1998


                                                                      EXHIBIT 11


                      AMERICAN POWER CONVERSION CORPORATION
                        COMPUTATION OF EARNINGS PER SHARE
                  (In thousands except for earnings per share)



                                                        Six months ended          Three months ended
                                                     June 28,     June 29,      June 28,     June 29,
                                                       1998         1997          1998         1997
                                                                        (Unaudited)

Basic

Net income                                          $53,498      $47,586       $26,772      $26,611

Basic weighted average shares outstanding            95,349       94,796        95,394       95,049

Basic earnings per share                            $   .56      $   .50       $   .28       $  .28


Diluted

Net income                                          $53,498      $47,586       $26,772      $26,611

Basic weighted average shares outstanding            95,349       94,796        95,394       95,049

Net effect of dilutive potential common shares
outstanding based on the treasury stock
method using the average market price                 1,280        1,132         1,346        1,027

Diluted weighted average shares outstanding          96,629       95,928        96,740       96,076

Diluted earnings per share                          $   .55      $   .50       $    .28     $  .28

