Form 10-Q
period 1998-09-27
AMERICAN POWER CONVERSION CORPORATION
filed 1998-11-13
CIK 835910

                          QUARTERLY REPORT ON FORM 10-Q
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                            _________________________

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT
      OF 1934
      For the quarterly period ended September 27, 1998

                                       or

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

                             YES  [ X ]    NO  [   ]



  Registrant's Common Stock outstanding, $.01 par value, at November 6, 1998 -
                                95,715,000 shares

                                                                       FORM 10-Q
                                                              September 27, 1998


             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

                                      INDEX


                                                                   Page No.

Part I - Financial Information:

     Item 1. Consolidated Condensed Financial Statements:
             Consolidated Condensed Balance Sheets -
             September 27, 1998 (Unaudited) and December 31, 1997   3 - 4

             Consolidated Condensed Statements of Income -
             Three Months and Nine Months Ended
             September 27, 1998 and September 28, 1997 (Unaudited)    5

             Consolidated Condensed Statements of Cash Flows -
             Three Months and Nine Months Ended
             September 27, 1998 and September 28, 1997 (Unaudited)    6

             Notes to Consolidated Condensed Financial Statements
             (Unaudited)                                            7 - 8

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                    8 - 13

Part II - Other Information:

     Item 1. Legal Proceedings                                       14

     Item 6. Exhibits and Reports on Form 8-K                        14

Signatures                                                           15

                                                                       FORM 10-Q
                                                              September 27, 1998
PART I - CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

ITEM 1 - FINANCIAL STATEMENTS

             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)

                                     ASSETS
                                                        September 27,        December 31,
                                                                1998                1997
                                                                     (Unaudited)
Current assets:
Cash and cash equivalents                                   $208,857            $270,134
Accounts receivable,
 less allowance for doubtful accounts of
 $16,630 in 1998 and $12,230 in 1997                         198,841             131,115
Inventories:
 Raw materials                                               116,398              61,430
 Work-in-process and finished goods                          106,524              42,741
Total inventories                                            222,922             104,171

Prepaid expenses and other current assets                     20,042              13,305

Deferred income taxes                                         26,200              21,571

Total current assets                                         676,862             540,296

Property, plant, and equipment:
 Land, buildings and improvements                             50,804              31,143
 Machinery and equipment                                     119,837              80,091
 Office equipment, furniture, and fixtures                    42,318              31,431
 Purchased software                                           11,082               9,584
                                                             224,041             152,249
Less accumulated depreciation and amortization                81,821              52,631
Net property, plant, and equipment                           142,220              99,618

Goodwill and other intangibles                                38,821                   -

Other assets                                                   3,650               1,376


Total assets                                                $861,553            $641,290



     See accompanying notes to consolidated condensed financial statements.

                                                                       FORM 10-Q
                                                              September 27, 1998

             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)
                                 (In thousands)

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                                        September 27,        December 31,
                                                                1998                1997
                                                                   (Unaudited)
Current liabilities:
Short term debt                                              $15,045             $     -
Accounts payable                                             106,046              37,068
Accrued expenses                                              26,961              16,334
Accrued compensation                                          18,610              16,476
Accrued sales and marketing programs                          16,173              15,965
Accrued retirement contributions                               8,417               7,446
Income taxes payable                                          31,280              20,241

Total current liabilities                                    222,532             113,530

Deferred tax liability                                         7,992               6,006

Total liabilities                                            230,524             119,536

Minority interest                                              3,253                   -

Shareholders' equity:
Common stock, $.01 par value;
 authorized 200,000 shares; issued 95,773
 shares in 1998 and 95,383 shares in 1997                        958                 954
Additional paid-in capital                                    61,717              55,626
Retained earnings                                            566,841             466,725
Treasury stock, 125 shares, at cost                          (1,551)             (1,551)
Currency translation adjustment                                (189)                   -

Total shareholders' equity                                   627,776             521,754

Total liabilities and shareholders' equity                  $861,553            $641,290



     See accompanying notes to consolidated condensed financial statements.

                                                                       FORM 10-Q
                                                              September 27, 1998

             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    (In thousands except earnings per share)
                                                    Nine months ended         Three months ended
                                                  September    September    September    September
                                                         27,          28,          27,          28,
                                                       1998         1997         1998         1997
                                                                       (Unaudited)

Net sales                                          $806,898     $621,653     $327,370     $246,044

Cost of goods sold                                  446,385      340,482      183,087      132,471

Gross profit                                        360,513      281,171      144,283      113,573

Operating expenses:
Marketing, selling, general and administrative      189,750      144,987       70,841       55,705
Research and development                             24,658       15,782        7,962        6,186
Acquired research and development                     7,554            -          167            -

Total operating expenses                            221,962      160,769       78,970       61,891

Operating income                                    138,551      120,402       65,313       51,682

Other income, net                                     9,128        2,750        2,149        2,002

Earnings before income taxes                        147,679      123,152       67,462       53,684

Income taxes                                         47,340       38,793       20,621       16,911

Earnings before minority interest                   100,339       84,359       46,841       36,773

Minority interest, net                                  223            -          223            -

Net income                                         $100,116      $84,359      $46,618      $36,773

Basic earnings per share                            $  1.05       $  .89       $  .49      $   .39

Basic weighted average shares outstanding            95,412       94,915       95,537       95,154

Diluted earnings per share                          $  1.04       $  .88       $  .48      $   .38

Diluted weighted average shares outstanding          96,647       96,125       96,861       96,495



     See accompanying notes to consolidated condensed financial statements.

                                                                       FORM 10-Q
                                                              September 27, 1998

             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                     Nine months ended         Three months ended
                                                  September    September    September    September
                                                         27,          28,          27,          28,
                                                       1998         1997         1998         1997
                                                                       (Unaudited)
Cash flows from operating activities
Net income                                         $100,116      $84,359      $46,618      $36,773
Adjustments to reconcile net income to net cash
 provided by operating activities:
Depreciation and amortization                        18,134       13,335        6,391        4,918
Provision for doubtful accounts                       6,295        3,455        3,697        1,327
Deferred income taxes                                (4,479)      (4,327)      (1,247)       2,884
Acquired research and development                     7,554            -          167            -
Changes in operating assets and liabilities
 excluding effects of acquisitions:
  Accounts receivable                               (54,508)     (33,810)     (19,179)     (23,085)
  Inventories                                       (99,567)      11,958      (23,145)      40,749
  Prepaid expenses and other current assets          (6,392)      (1,025)      (2,273)         837
  Other assets                                       (1,549)         507       (1,234)         (18)
  Accounts payable                                    54,406      (7,678)       4,476       (3,784)
  Accrued expenses                                     8,609       9,834        8,987        9,616
  Income taxes payable                                10,885       2,847        8,482        6,197
Other, net                                               (38)          -          (38)           -
Net cash provided by operating activities             39,466      79,455       31,702       76,414

Cash flows from investing activities
Capital expenditures, net of capital grants          (43,321)    (26,570)     (19,147)      (8,057)
Acquisitions                                         (53,714)        101       (1,185)           -
Net cash used in investing activities                (97,035)    (26,469)     (20,332)      (8,057)

Cash flows from financing activities
Repayment of short term debt                          (9,803)          -       (9,803)           -
Proceeds from issuances of common stock                6,095       5,681        3,980          739
Net cash provided by (used in) financing activities   (3,708)      5,681       (5,823)         739

Net change in cash and cash equivalents              (61,277)     58,667        5,547       69,096
Cash and cash equivalents at beginning of period     270,134     153,234      203,310      142,805
Cash and cash equivalents at end of period          $208,857    $211,901     $208,857     $211,901

Supplemental cash flow disclosures
Cash paid for income taxes (net of refunds)          $36,301     $34,260      $12,139      $ 8,716
Details of acquisitions:
 Fair value of assets                               $105,517      $    -        $ 973        $   -
 Liabilities and minority interest                   (49,843)          -          212            -
 Cash paid                                            55,674           -        1,185            -
 Cash acquired                                        (1,960)       (101)           -            -
 Acquisitions                                        $53,714       $(101)      $1,185        $   -



     See accompanying notes to consolidated condensed financial statements.

                                                                       FORM 10-Q
                                                              September 27, 1998



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

Early in the second quarter of 1998, the Company entered into a definitive agreement with the principal management shareholders of Silcon A/S to acquire stock of Silcon, a Denmark-based manufacturer of three-phase UPSs up to 480 kVA, and the Company commenced a tender offer for Silcon shares. In June 1998, the initial tender offer and purchase of stock from principal management shareholders was completed enabling the Company to operate Silcon as a majority-owned subsidiary. The acquisition has been accounted for as a purchase and, accordingly, Silcon's results of operations are included in the Company's consolidated financial statements from the date of acquisition.

3.   Per Share Data

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and dilutive potential common shares outstanding during the period. Under the treasury stock method, the unexercised options are assumed to be exercised at the beginning of the period or at issuance, if later. The assumed proceeds are then used to purchase common shares at the average market price during the period. Dilutive potential common shares outstanding at September 27, 1998 and September 28, 1997 were approximately 1.3 million and 1.3 million, respectively.

Potential common shares for which inclusion would have the effect of increasing diluted earnings per share (i.e., antidilutive) are excluded from the computation. Antidilutive potential common shares outstanding at September 27, 1998 and September 28, 1997 were approximately 2.2 million and 18 thousand, respectively.

4.   Shareholders' Equity

Changes in paid-in capital for the periods presented represent the issuances of common stock resulting from the exercise of employee stock options.

5.   Comprehensive Income

The components of comprehensive income, net of tax, are as follows:

                                                    Nine months ended         Three months ended
                                                  September   September    September    September
                                                         27,         28,          27,          28,
                                                       1998        1997         1998         1997
Net income                                         $100,116     $84,359      $46,618      $36,773

Other comprehensive income, net of tax:
  Foreign currency translation adjustment              (189)          -         (189)           -
Other comprehensive income                             (189)          -         (189)           -

Comprehensive income                                $99,927     $84,359      $46,429      $36,773


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Revenues

Net sales were $327.4 million for the third quarter of 1998, an increase of 33.1% compared to $246.0 million for the same period in 1997. Net sales for the first nine months of 1998 were $806.9 million compared to $621.7 million in 1997, an increase of 29.8%. The increase was attributable to continued strong demand for the Company's uninterruptible power supply (UPS) and surge protection products. Third quarter and nine month year-to-date net sales growth was strong worldwide with the Americas (North and Latin America) growing 32.1% and 30.0%, respectively, EMEA (Europe, Middle East and Africa) growing 43.5% and 39.8%, respectively, and the Asia Pacific region growing 16.8% and 9.6%, respectively, despite the economic downturn in that region. International net sales (excluding Canada) comprised 37% of total net sales in each of the third quarter and first nine month periods of 1998 and 1997, respectively.

Cost of Goods Sold

Cost of goods sold was $183.1 million or 55.9% of net sales in the third quarter of 1998 compared to $132.5 million or 53.8% in the third quarter of 1997. Cost of goods sold was $446.4 million or 55.3% of net sales in the first nine months of 1998 compared to $340.5 million or 54.8% in the same period of 1997. Gross margins declined by approximately 210 basis points and 50 basis points during the third quarter and first nine months of 1998, respectively, over the comparable periods in 1997. Substantially all of the gross margin erosion was product mix related as the Company's high end UPS business now accounts for a larger percentage of revenue, combined with seasonally strong desktop unit volume  growth  of  Back-UPSr products that were price  reduced  in  the  fourth quarter of 1997. Total inventory reserves at September 27, 1998 were $23.5 million compared to $19.3 million at December 31, 1997. The Company's reserve estimate methodology involves quantifying the total inventory position having potential loss exposure, reduced by an amount reasonably forecasted to be sold, and adjusting its interim reserve provisioning to cover the net loss exposure.

Operating Expenses

Operating expenses include marketing, selling, general and administrative (SG&A), and research and development (R&D) expenses.

SG&A expenses were $70.8 million or 21.6 % of net sales for the third quarter of 1998 compared to $55.7 million or 22.6% of net sales for the third quarter of 1997. SG&A expenses were $189.8 million or 23.5% of net sales for the first nine months of 1998 compared to $145.0 million or 23.3% of net sales for the first nine months of 1997. The aggregate dollars of SG&A expenses have increased over last year due primarily to costs associated with increased staffing of sales and administrative positions both domestically and internationally. However, the slight decrease as a percentage of sales from third quarter 1997 to third quarter 1998 is attributable to certain fixed SG&A expenses spread over a higher revenue base, as well as the Company's focused efforts to manage spending. The allowance for doubtful accounts at September 27, 1998 was 7.7% of accounts receivable, compared to 8.5% at December 31, 1997. The Company continues to experience strong collection performance.

Excluding 1998 charges of $7.6 million for acquired R&D (see "Acquisition" below), R&D expenses were $8.0 million or 2.4% of net sales and $6.2 million or 2.5% of net sales for the third quarters of 1998 and 1997, respectively, and R&D expenses were $24.7 million or 3.1% of net sales and $15.8 million or 2.5% of net sales for the first nine month periods of 1998 and 1997, respectively. The increased R&D spending primarily reflects increased numbers of software and hardware engineers and costs associated with new product development and engineering support. Although the aggregate dollars of R&D expenses have increased as a result of continued product and process development, the slight decrease as a percentage of sales from third quarter 1997 to third quarter 1998 is attributable to certain fixed R&D expenses spread over a higher revenue base.

Other Income, Net and Income Taxes

Other income is comprised principally of interest income, which increased substantially from 1997 to 1998 due to higher average cash balances available for investment during 1998.

Excluding 1998 non-tax deductible charges of $7.6 million for acquired R&D (see "Acquisition" below), the Company's effective income tax rates were approximately 30.5% and 31.5% for the quarters ended September 27, 1998 and September 28, 1997, respectively. The decrease from last year is due to the expected tax savings from an increasing portion of taxable earnings being generated from the Company's operations in Ireland, a jurisdiction which currently has a lower income tax rate for manufacturing companies than the present U.S. statutory income tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Working  capital  at  September 27, 1998 was $454.3 million compared  to  $426.8 million at December 31, 1997. The Company's cash position decreased to $208.9 million at September 27, 1998 from $270.1 million at December 31, 1997, primarily due to the cash purchase of approximately 77% of the share capital of Silcon A/S (see "Acquisition" below).

Worldwide inventories were $222.9 million at September 27, 1998 compared to $104.2 million at December 31, 1997. Inventories increased during the first nine months of 1998 due to anticipation of increased demand patterns during the second half of the year which result from typical seasonal factors, combined with $19 million of inventory purchased in the Silcon acquisition. During the third quarter of 1998, inventories grew 11.6% over second quarter 1998 levels, compared to a 25.6% growth rate for third quarter 1998 net sales over second quarter 1998. Inventory levels were 68% as a percentage of quarterly sales in the third quarter of 1998, down from 77% in the second quarter of 1998.

At September 27, 1998, the Company had $50 million available for future borrowings under an unsecured line of credit agreement at a floating interest rate equal to the bank's cost of funds rate plus .625% and an additional $15 million under an unsecured line of credit agreement with a second bank at a similar interest rate. No borrowings were outstanding under these facilities at September 27, 1998. In connection with the acquisition of Silcon (see "Acquisition" below), the Company acquired $24.8 million in bank indebtedness with interest rates ranging from 4% to 8%. The Company repaid $9.8 million of this indebtedness during the third quarter of 1998. The Company had no significant financial commitments, other than those required in the normal course of business, at September 27, 1998.

Capital investment for the first nine months of 1998 consisted primarily of manufacturing and office equipment, and buildings and improvements. The nature and level of capital spending was made to improve manufacturing capabilities and to support the increased marketing, selling, and administrative efforts necessitated by the Company's growth. Net capital expenditures were financed from available operating cash. The Company had no material capital commitments, other than those required in the normal course of business, at September 27, 1998.

The Company has agreements with the Industrial Development Authority of Ireland ("IDA") under which the Company receives grant monies for costs incurred for machinery, equipment, and building improvements for its Galway and Castlebar facilities equal to 40% and 60%, respectively, of such costs up to a maximum of $13.1 million and $1.3 million, respectively. Such grant monies are subject to the Company meeting certain employment goals and maintaining operations in Ireland until termination of the respective agreements. The total cumulative amounts of capital grant claims submitted and received through September 27, 1998 for the Galway facility were approximately $12.6 million and $8.9 million, respectively. The total cumulative amount of capital grant claims submitted through September 27, 1998 for the Castlebar facility was $1.2 million; no capital grant claims had been received for the Castlebar facility. Under separate agreements with the IDA, the Company receives direct reimbursement of training costs at its Galway and Castlebar facilities for up to $3,000 and $12,500, respectively, per new employee hired. The total cumulative amounts of training grant claims submitted and received through September 27, 1998 for the Galway facility were approximately $1.8 million and $1.3 million, respectively. The total cumulative amount of training grant claims submitted through September 27, 1998 for the Castlebar facility was approximately $0.9 million; no training grant claims had been received for the Castlebar facility.

During the first quarter of 1998, the Company began establishing a manufacturing operation in China. The Company is leasing a 50,000 square foot facility in Suzhou and began manufacturing selected products at this facility during the third quarter of 1998. Capital expenditures for the China expansion will be financed from operating cash. In August 1998, the Company purchased a third manufacturing facility in the Philippines for approximately $750,000, financed from operating cash. The Company continues to evaluate international manufacturing expansion including additional locations in the Far East and South America.

Management believes that current internal cash flows, together with available cash, available credit facilities or, if needed, the proceeds from the sale of additional equity, will be sufficient to support anticipated capital spending and other working capital requirements for the foreseeable future.

Acquisition

Early in the second quarter of 1998, the Company entered into a definitive agreement with the principal management shareholders of Silcon A/S to acquire stock of Silcon, a Denmark-based manufacturer of three-phase UPSs up to 480 kVA, and the Company commenced a tender offer for Silcon shares. In June 1998, the initial tender offer and purchase of stock from principal management shareholders was completed enabling the Company to operate Silcon as a majority-owned subsidiary. During the third quarter of 1998, the Company increased its ownership percentage to 77%. The Company's cash outlays of $56 million were financed from operating cash.

The purchase price was allocated to the net assets acquired and to acquired in-process research and development (acquired R&D). Acquired R&D includes the value of products in the development stage and not considered to have reached technological feasibility. In accordance with applicable accounting rules, acquired R&D is required to be expensed. Accordingly, $7.4 million of the acquisition cost was expensed in the second quarter of 1998. An additional $.2 million was expensed in the third quarter of 1998 consistent with the Company's increased ownership percentage. The remaining purchase price exceeded the fair value of the tangible net assets acquired by approximately $39 million, which is being amortized on a straight-line basis over periods ranging from 10-20 years. The acquisition has been accounted for as a purchase and, accordingly, Silcon's results of operations are included in the Company's consolidated financial statements from the date of acquisition.

Foreign Currency Activity

Financial statements for the Company's international subsidiaries for which the U.S. dollar is the functional currency are remeasured into U.S. dollars using current rates of exchange for monetary assets and liabilities and historical rates of exchange for nonmonetary assets. Gains and losses from remeasurement are included in other income, net.

The Company invoices its customers in Japan, Great Britain, Germany, and France, in their respective local currencies. At September 27, 1998 the Company's unhedged foreign currency accounts receivable, by currency, were as follows:
   (In thousands)          Foreign Currency        U.S. Dollars
   Japanese Yen                   1,619,000              11,320
   British Pounds                     4,201               7,132
   German Marks                      19,723              11,810
   French Francs                     36,146               6,443

Total gross accounts receivable at September 27, 1998 was approximately $215.5 million. The Company had non-trade receivables of 4.1 million Irish Pounds (approximately US$6.2 million), as well as Irish Pound denominated liabilities of 4.4 million (approximately US$6.5 million). The Company also had liabilities denominated in various European currencies of US$14.7 million, as well as Yen denominated liabilities of approximately US$1.9 million.

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

Year 2000 Readiness Disclosure Statement

Many computer systems were not designed to handle any dates beyond the year 1999 and, therefore, many companies will be required to modify their computer hardware and software prior to the year 2000 in order to remain fully operational. During 1998, the Company commenced a year 2000 readiness program to assess the impact of the year 2000 issue on the Company's operations and address necessary remediation. A year 2000 program director reporting directly to senior management has been assigned to this project, which includes:

Assessment  of  the  Company's products for year 2000 compliance.   All  of  the
Company's hardware products and accessories are year 2000 compliant, meaning that they have been tested to verify that where date fields are processed, dates are calculated and displayed accurately, and that scheduled events such as shutdowns, self-tests, and run-time calibrations, and also the handling of unscheduled events, such as power failures, are unaffected by the millenium and century change; provided that all other third party products (e.g., software, firmware, operating systems, and hardware) properly exchange date data with the Company product and provided also that the Company products are used in accordance with the product documentation. In addition, the Company's year 2000 compliant products recognize the year 2000 as a leap year. The Company has also tested its software products and determined that these products are substantially year 2000 compliant, and the Company intends to resolve any remaining year 2000 issues before the arrival of year 2000. Periodically updated information about the Company's software products is available at the Company's Year 2000 Readiness Disclosure Web site (www.APCC.com). Information on this site is provided to the Company's customers for the sole purpose of assisting in planning for transition to the year 2000. Such information is the most currently available concerning the behavior of the Company's products in the next century and is provided "as is" without warranty of any kind. In addition, to the extent the Company's hardware and software products are combined with the hardware and software products of other companies, there can be no assurance that users of the Company's products will not experience year 2000 problems as a result of the combination of the Company's hardware and software products with non-compliant products of other companies. The Company currently does not anticipate material expenditures to remedy any year 2000 issues with its products and services.

Assessment of the Company's information technology ("IT") and non-IT systems for year 2000 compliance. The Company is currently in the process of evaluating its IT systems for compliance. The Company's Oracle manufacturing and financial information systems were implemented during 1998. The Company is currently evaluating the year 2000 compliance of these systems in accordance with Oracle's recommendations. The Company has installed the most recent software patches available from Oracle and expects its initial testing of these patches to be complete by the end of 1998. The Company does not consider the cost of the new hardware and software for the Oracle implementations to be related to year 2000 readiness as these system replacements were already planned to satisfy the demands of expansion of its worldwide operations and were not accelerated due to year 2000 issues. The Company is also currently in the process of evaluating its non-IT systems for compliance. Additionally, the Company utilizes other third party software and equipment to distribute its products as well as to operate other aspects of its business. The Company is reviewing such software and equipment. There can be no assurance that such software and equipment is year 2000 compliant, that non-compliant software and equipment will be made compliant on a timely basis, or that any such non-compliant software and equipment would not have a material adverse effect on the Company's systems and operations.

Evaluation of third parties with which the Company has a material relationship, including key suppliers, service providers, and strategic partners. The Company's year 2000 readiness program includes identifying these third parties and determining, based on receipt of written verification, review of publicly available financial statement disclosures, and other means, that such third parties are either in compliance or expect to be in compliance prior to January 1, 2000. The Company is currently in the process of communicating with its significant vendors, service providers, and certain strategic partners. Many enterprises, including the Company's present and potential customers, may be devoting a substantial portion of their information systems spending to resolving year 2000 issues, which may result in their spending being diverted from applications such as the Company's products, over the next two years.

Development of contingency plans. The Company is currently not in a position to determine what would be its most reasonably likely worst case year 2000 scenario or any plan for handling such scenario. To date, the Company has not completed a formal contingency plan for non-compliance, however to the extent that further evaluation of its products, its IT and non-IT systems, or information obtained from the third parties with which it has a material relationship suggests that there is a significant risk, contingency plans will be implemented. Such contingency plans may include the development of alternative sources for the product or service provided by any non-compliant vendor.

It is the Company's policy to expense as incurred all costs associated with year 2000 readiness. To date, the Company has not identified a separate budget for year 2000 issues. No IT projects have been deferred due to year 2000 efforts. Although the Company is not yet able to estimate its total incremental cost for year 2000 issues, based on its preliminary review to date, the Company does not believe that the costs of year 2000 issues will have a material adverse effect on the Company's business, operating results, or financial condition. Although the Company is taking measures to address the impact, if any, of year 2000 issues, it cannot predict the outcome or success of its year 2000 readiness program, or whether the failure of third party systems or equipment to operate properly in the year 2000 will have a material adverse effect upon the Company's business, operating results, or financial condition, or require the Company to incur unanticipated material expenses to remedy any year 2000 issue.

The foregoing discussion regarding the Company's year 2000 readiness program's implementation, effectiveness, and cost, contains forward-looking statements which are based on management's expectations, determined utilizing certain assumptions of future events including third party compliance and other factors. However, there can be no guarantee that these expectations will be realized, and actual results could differ materially from management's expections. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area and other similar uncertainties, and the remediation success of the Company's suppliers, service providers, and strategic partners.

Factors That May Affect Future Performance

Statements contained in this document that do not describe historical facts may constitute forward-looking statements. The Company makes such forward-looking statements under the provisions of the "safe harbor" section of the Private Securities Litigation Reform Act of 1995. The forward-looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties which could cause actual results to differ from those projected. The factors that could cause actual results to differ materially include the following: the ability of APC to operate Silcon as a less than wholly-owned subsidiary; APC's ability to successfully integrate Silcon's operations; the review and revaluation of acquired R&D by the Securities and Exchange Commission (SEC); the timely development and acceptance of new products such as the Symmetra Power Array; ramp up and expansion of manufacturing capacity; general worldwide economic conditions; growth rates in the power protection industry and related industries, including but not limited to the PC, server, and networking industries; competitive factors and pricing pressures; changes in product mix; changes in the seasonality of demand patterns; inventory risks due to shifts in market demand; the effects of any other possible acquisitions; component constraints and shortages; risk of nonpayment of accounts receivable; all risks associated with the year 2000 issue including, but not limited to, the impact on the Company's business due to internal systems or systems of suppliers and other third parties adversely affected by year 2000 problems as previously discussed above; the uncertainty of the litigation process including risk of an unexpected, unfavorable result of current or threatened litigation; factors associated with international operations; and the risks described from time to time in the Company's filings with the SEC.

                                                                       FORM 10-Q
                                                              September 27, 1998

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

On or about November 6, 1998 General Signal Power Systems, Inc. ("GSPS") filed suit against the Company in Waukesha County Circuit Court in Wisconsin. GSPS alleges interference with a contractual relationship with respect to a distribution agreement between the Best Power division of GSPS and Silcon A/S, a majority-owned subsidiary of the Company. GSPS seeks unspecified damages, costs, fees, and injunctive relief. The Company believes the lawsuit to be without merit and intends to vigorously defend against it. The Company also believes the ultimate disposition of this matter will not have a material adverse effect on the Company's consolidated financial position or results of operations and liquidity. No provision for any liability that may result from this action has been recognized in the Company's consolidated condensed financial statements included herein.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  Exhibits

Exhibit No. 11 - Computation of Earnings per Share (Page 14)
Exhibit No. 27 - Financial Data Schedule (For SEC EDGAR Filing Only; Intentionally Omitted)

(B)  Reports on Form 8-K

No reports on Form 8-K were filed by American Power Conversion Corporation during the quarter ended September 27, 1998.

                                                                       FORM 10-Q
                                                              September 27, 1998


                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      AMERICAN POWER CONVERSION CORPORATION

                            Date:  November 12, 1998


                               /s/ Donald M. Muir

                                 Donald M. Muir
                             Chief Financial Officer
                  (Principal Accounting And Financial Officer)

                                                                       FORM 10-Q
                                                              September 27, 1998


                                                                      EXHIBIT 11

                      AMERICAN POWER CONVERSION CORPORATION
                        COMPUTATION OF EARNINGS PER SHARE
                  (In thousands except for earnings per share)

                                                     Nine months ended          Three months ended
                                                  September    September     September    September
                                                         27,          28,           27,          28,
                                                       1998         1997          1998         1997
                                                                        (Unaudited)

Basic

Net income                                         $100,116     $84,359        $46,618      $36,773

Basic weighted average shares outstanding            95,412      94,915         95,537       95,154

Basic earnings per share                            $  1.05     $   .89          $ .49       $  .39


Diluted

Net income                                         $100,116     $84,359        $46,618      $36,773

Basic weighted average shares outstanding            95,412      94,915         95,537       95,154

Net effect of dilutive potential common shares
outstanding based on the treasury stock
method using the average market price                 1,235       1,210          1,324        1,341

Diluted weighted average shares outstanding          96,647      96,125         96,861       96,495

Diluted earnings per share                          $  1.04     $   .88       $    .48       $  .38
