Form 10-K
period 1998-12-31
AMERICAN POWER CONVERSION CORPORATION
filed 1999-03-31
CIK 835910

                           ANNUAL REPORT ON FORM 10-K
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ___________________

(Mark One)
[ X ] ANNUAL  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  AND
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 1998

                                       or

[   ] TRANSITION  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
      SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _______________  to _________________

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

Securities registered pursuant to Section 12(b) of the Act:
  Title of Each Class                Name of Each Exchange on Which Registered
  Common Stock, $.01 par value       Pacific Exchange, Inc.

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant on February 18, 1999 was approximately $2,993,065,000 based on the price of the last reported sale as reported by the NASDAQ Stock Market on February 18, 1999. The number of shares outstanding of the Registrant's Common Stock on February 18, 1999 was 95,881,000.

Documents Incorporated by Reference
Portions of the Registrant's definitive Proxy Statement in connection with the Annual Meeting of the Shareholders to be held on May 7, 1999 are incorporated by reference in Part III hereof.

                                     Part I

Item 1. Description of Business
The Company
American  Power  Conversion  Corporation and its  subsidiaries  (the  "Company")
designs, develops, manufactures, and markets power protection and management solutions for computer and electronic applications worldwide. The Company's solutions include uninterruptible power supply products ("UPS"), electrical surge protection devices, power conditioning products, and associated software, services, and accessories. These solutions are for use with sensitive electronic devices which rely on electric utility power including, but not limited to, home electronics, personal computers ("PCs"), high performance workstations, servers, networking equipment, telecommunications equipment, internetworking equipment, datacenters, mainframe computers, and facilities.

The Company's UPS products regulate the flow of utility power to ensure safe and clean power to the protected equipment and provide seamless backup power in the event of the loss of utility power. The backup power lasts for a period of time sufficient to enable the user to continue computer operations, conduct an orderly shutdown of the protected equipment, preserve data, work through short power outages or, in some cases, continue operating for several hours or even days. The Company's surge protection devices and power conditioning products provide protection from electrical power surges and noise in the flow of utility power. The Company's software and accessory solutions enhance monitoring, management, and performance of APC's UPS products. The Company's service offerings assist the end-user with installation and maintenance of the Company's UPS products.

The Company markets its products to business and home users around the world through a variety of distribution channels, including computer distributors and dealers, value added resellers, mass merchandisers, catalog merchandisers, E-commerce vendors, and strategic partnerships.

The Company was incorporated under the laws of the Commonwealth of Massachusetts on March 11, 1981. The Company's executive offices are located at 132 Fairgrounds Road, West Kingston, RI 02892 and its telephone number is (401) 789-5735.

Acquisition of Silcon A/S
Early in the second quarter of 1998, the Company entered into a definitive agreement with the principal management shareholders of Silcon A/S ("Silcon") to acquire stock of Silcon, a Denmark-based manufacturer of three-phase UPSs up to 480 kilo volt-amps ("kVA"), and the Company commenced a tender offer for Silcon shares. In June 1998, the initial tender offer and purchase of stock from principal management shareholders was completed enabling the Company to operate Silcon as a majority-owned subsidiary. During the second half of 1998, the Company increased its ownership percentage to 89%. The Company's 1998 cash outlays associated with the acquisition aggregating $64 million were financed from operating cash. In January 1999, the Company attained ownership of more than 90% of the share capital of Silcon through open market purchases financed from operating cash and commenced a mandatory redemption of the remaining Silcon shares. Through this mandatory share redemption process, the Company anticipates that it will complete its acquisition of the remaining outstanding shares of Silcon during the second half of 1999. In connection with the mandatory redemption, the Copenhagen Stock Exchange has approved the de-listing of Silcon's shares effective March 1, 1999. See also the "Acquisition" section included in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Report.

Market Overview
The growth of the UPS industry has been fueled by the rapid proliferation of microprocessor-based equipment and related systems in the corporate marketplace and in the small office / home office ("SOHO") environment. PCs and servers have become an integral part of the overall business strategy of many organizations as well as in many technical, scientific, and manufacturing settings. Businesses continue to implement and run their operations via local area and wide area networks ("LANs" and "WANs") as well as via corporate intranets and the Internet. Businesses are also becoming aware of the need to protect devices such as switches, hubs, routers, bridges, and other "smart" devices that manage and interconnect networks. It is necessary to protect both the hardware and data stored in and traveling through these networks as well as to provide battery back-up to enhance productivity through the high availability of networks, sensitive electronics and even facilities.

The Company believes that the increased awareness of the costs and lost productivity associated with poor power quality has increased demand for power protection products. Complete failures, surges, or sags in the electrical power supplied by a utility can cause computers and related electronic systems to malfunction, resulting in costly downtime, damaged or lost data files, and damaged hardware. A UPS protects against these power disturbances by providing continuous power automatically and virtually instantaneously after the electric power supply is interrupted, as well as line filtering and protection against surges or sags while the electric utility is operating. A UPS can draw on the energy stored in its internal battery to provide continuous, clean, computer power. In international regions power quality often results in varied levels of distortions and, as a result, these areas provide the Company with additional opportunities for its products.

In 1998, the Company focused on providing global, end-to-end, Nonstop Networking solutions for the PC, server, datacenter and enterprise markets. The acquisition of Silcon expanded the scope of the Company's product reach enabling it to address incremental segments of the UPS market, i.e., the larger than 16 kVA or enterprise segment that it was not previously addressing. Major global trends affecting the Company's business in 1998 included the continued global proliferation of servers and information technology ("IT") equipment, including those for Internet and intranet applications; the growth of PC sales; and the continued poor and unreliable quality of power worldwide.

The Company's goal is to leverage these trends, to target the sales of UPSs with new IT equipment, to have the products and presence to succeed in new geographies, and to continue to position itself as the UPS and power protection solution provider of choice. The Company also continues to target promotional efforts at the corporate, home, and SOHO PC markets, which it has identified as growth opportunities for the future, and continues to target industries that are becoming more dependent on electronic systems, such as the telecommunications industry, as potential market growth opportunities.

Products
The Company's strategy is to design and manufacture products which incorporate high-performance and quality at competitive prices. The Company's products are designed to fit seamlessly into the computer and networking environments of businesses, homes, and SOHOs. These products are engineered and extensively tested for compatibility with leading PC, server, datacenter, and enterprise hardware and software.

The Company currently manufactures a broad range of standard domestic and international power protection solutions. The Company's UPS models are designed for different applications with the principal differences among the products being the amount of power which can be supplied during an outage, the length of time for which battery power can be supplied (the "run time"), the level of intelligent network interfacing capability, and the number of brownout and overvoltage correction features. The Company's present line of UPS products ranges from 200 volt-amps (suitable for a PC) to 480 kVA (suitable for mainframe computers or facilities). List prices to end-users range from approximately $100 to approximately $200,000. The Company also offers SurgeArrestr, PowerManager and ProtectNetr products to protect against power spikes and surges. The principal difference among the surge suppressor models is the level of protection available and feature sets. List prices to end-users range from approximately $25 to approximately $135.

The Company also develops a family of software products under the PowerChuter plus name which provides its users with unattended shutdown capabilities, UPS power management, and diagnostic features. PowerChute plus is available free of charge for many major operating systems with the purchase of select UPS units from the Company. List prices to end-users for other PowerChute products start at $69. The Company also offers software packages for advanced monitoring, configuring, and managing of power resources. Select versions are available free of charge from the Company. List prices range from $169 to $499.

In addition, the Company offers a range of complimentary accessory products designed to enhance the functionality of the Company's UPS and surge protection products. NetShelterr is a high quality, free standing enclosure for storing and protecting network, internetworking, and power protection equipment. Other accessories offered by the Company include MasterSwitchT which provides remote Web/SNMP management and control of power to attached network devices; PowerViewT for display of a UPS's operational status; Share-UPSr for reliable shutdown of multiple servers connected to a single UPS; SmartSlotT adapters designed to fully integrate with APC Smart-UPSr, Matrix UPSr, and SymmetraT Power ArrayT systems for advanced UPS and environmental management; and customized cables for enhanced management and monitoring of APC UPSs. List prices to end-users for accessory products range from $75 to $1,999.

Service Programs
The Company provides service programs to its customers for in-warranty UPS products and out-of-warranty UPS products, as well as for product installation and start-up. The Company offers two-year and one-year limited warranties covering its UPS products. The Company also offers its customers the opportunity to extend the basic warranty period, at an additional charge, for a period of one or three additional years. In-warranty service programs allow customers to return their original unit for repair and, if found defective, the Company will replace the original unit with a factory reconditioned unit or, if requested, repair the original unit and return it to the customer. The extended warranty can be purchased anytime during the standard warranty period. For a fixed fee (varying by model), the Company will replace an out-of-warranty UPS unit with a factory reconditioned unit. The Company offers a standard one-year warranty which covers certain Silcon product parts. This warranty can be extended in annual increments for a period not to exceed ten years. Additionally, the Company offers on-site service and preventative maintenance visits for Silcon systems. The Company offers on-site service through APC's service department and third party vendors as well as Trade-UPS programs for customers to upgrade old APC or competitive units to new APC units. The Company offers PowerAuditr, an on-site power quality consulting service which analyzes the electrical infrastructure of a building to determine its suitability for a given business and to identify corrections to existing anomalies.

The Company offers an Equipment Protection Policy (U.S. and Canada only) which provides up to $25,000 for repair or replacement of customers' hardware should a surge or lightning strike pass through a Company unit. The policy applies to all units manufactured after January 1, 1992. Other restrictions also apply. The Company's customers can also register the ProtectNet line of data line surge suppressors for a "Double-Up" Supplemental Equipment Protection Policy, under which the total recoverable limit under the Equipment Protection policy is doubled, up to $50,000. Most of the Company's surge suppressor products come with a lifetime product warranty.

The Company's products have experienced satisfactory field operating results, and warranty costs incurred to date have not had a significant impact on the Company's consolidated results of operations.

Distribution Channels
The Company markets its products to businesses, home users, and SOHOs around the world through a variety of distribution channels, including computer distributors and dealers, value added resellers, mass merchandisers, catalog merchandisers, E-commerce vendors and strategic partnerships. The Company also sells directly to some large value added resellers, which typically integrate the Company's products into specialized microcomputer systems and then market turnkey systems to selected vertical markets. Additionally, the Company sells certain select products directly to manufacturers for incorporation into products manufactured or packaged by them.

In 1998 and 1997, one customer accounted for approximately 11% and 10%, respectively, of the Company's net sales. In 1996, no single customer comprised 10% or more of the Company's net sales.

Sales and Marketing
The Company's sales and marketing organizations are primarily responsible for four activities: sales, marketing, customer service, and technical support. The Company's sales staff is responsible for relationships with distributors, dealers, strategic partners and end users as well as developing new distribution channels, particularly in geographic and product application areas into which the Company is expanding. The Company' sales force focuses on the customer through customer units dedicated to specific customer groups. The Company has charged its sales force with providing its customers with comprehensive product and service solutions to their power management needs.

The Company's marketing activities include market research, product planning, trade shows, sales and pricing strategies, and product sales literature. The Company also utilizes direct marketing efforts domestically and internationally, including direct mailings and print, online/Internet, radio, and television advertising, as well as exhibiting at computer trade shows. Customer service is responsible for all technical marketing inquiries and customer support. The Company has developed a number of programs and techniques to support the Company's distribution channels. These include, but are not limited to, toll-free phone assistance, online product and technical information, formal product demonstrations, and reseller trainings.

Manufacturing, Quality Control, and Supply
The Company's manufacturing operations are located in the United States, Ireland, the Philippines, China, Denmark, and Switzerland. The Company believes that its long-term success depends on, among other things, its ability to control its costs. The Company utilizes state-of-the-art automated manufacturing techniques and extensive quality control in order to minimize costs and maximize product reliability. In addition, the design of products and the commonality of parts allow for efficient circuit board component insertion, wave soldering, and in-process testing. Quality control procedures are performed at the component, sub-assembly, and finished product levels.

The Company is committed to an ongoing effort to enhance the overall productivity of its manufacturing facilities. The Company uses lean, "cell" based manufacturing processes. Such processes have been implemented in the Company's U.S. facilities as well as a majority of its international locations.

National Quality Assurance has granted the Company its ISO 9000 quality seal. The Company's systems have been audited to the stringent ISO 9002 level at its manufacturing facilities in the United States, Galway, Ireland, and at two of its facilities in the Philippines. Additionally, its Denmark manufacturing operation is certified at the ISO 9001 level.

The Company generally purchases devices and components from more than one source where alternative sources are available; however, it does use sole source suppliers for certain components. The Company believes that alternative components for these sole source items could be incorporated into the Company's products, if necessary. While the Company has been able to obtain adequate supplies of its components from sole source suppliers, the future unavailability of components from these suppliers could disrupt production and delivery of products until an alternative source is identified. See also the Company's Year 2000 Readiness Disclosure Statement included in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Report.

Product Development
The Company's research and development ("R&D") staff includes engineers and support persons who develop new products and provide engineering support for existing products. The Company's R&D efforts are also aimed at reducing cost and total cycle time and improving product and component quality. Most of these employees are located in two Massachusetts facilities with additional resources located in Denmark. Employees devoted to the improvement and development of software products are located in the West Kingston, Rhode Island facility and in St. Louis, Missouri, at the Company's subsidiary, Systems Enhancement Corporation. The Company believes that the technical expertise of its R&D staff is very important to its growth as technological change is rapid in the UPS field.

During 1998, the Company expanded its product offerings in the enterprise market with the acquisition of Silcon, a leading manufacturer of three-phase UPSs up to 480 kVA. (For more information about this acquisition, see the "Acquisition"
section included in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Report.) Implementation of APC's enterprise power protection strategy began in 1997 with the introduction of the Symmetra Power Array, the first scalable and fault-tolerant power protection system for multiple servers, computer rooms, call centers, and back-office applications. The Company also innovated its desktop line of UPSs during 1998, revamping its Back-UPSr line and adding new features, including Universal Serial Bus support, to select products in the Back-UPS Pror line. Additional areas of development included new products for the internetworking market; additional network management support via new PowerChute and PowerNetr solutions; and customized hardware and software products for strategic partners.

During 1997, the Company's new product offerings included the Symmetra Power Array, its first entry into the above 5kVA market segment. Shipments of Symmetra began in the third quarter of 1997. The Company also added additional products which strengthen the Company's position as an overall network solution provider. These introductions included additions to the Company's SurgeArrest line of surge protectors; additional and enhanced solutions for addressing manageability across a growing number of operating systems and management platforms; new rack-mount networking solutions and special product development for our strategic partners and international marketplaces.

During 1996, the Company's new product offerings included the Back-UPS Officer which was introduced in the second quarter. This product was designed to be solution specific to the PC end-user, especially those using the Internet. Other new products included web management capability with PowerChute plus software, a network-manageable power distribution unit, and MasterSwitch, which enables a network manager to control attached loads independent of each other.

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

The Company has numerous trademarks registered in the United States and in many foreign countries. The Company also has trademark applications pending domestically and internationally. The Company believes that its trademarks are valuable intangible assets, but also believes that the loss of any one trademark would not have a material adverse effect on its operations.

Competition
The Company believes that it is one of less than ten global companies providing a full range of UPS products and services worldwide. The Company's principal competitors include Exide Electronics Group, Inc., a business unit of BTR PLC, Best Power, a business unit of SPX Corp., Liebert Corporation, a division of Emerson Electric Co., MGE UPS Systems, a privately held French company, Chloride Power, a subsidiary of Chloride Group PLC, and Phoenixtec Power Company Ltd., a publicly held Taiwanese company. The Company also competes with a number of other U.S. and non-U.S. based companies which offer power protection products similar to the Company's products. Some of these competitors have greater financial and other resources than the Company. The Company competes in the sale of its products on the basis of several factors, including product performance and quality, marketing and access to distribution channels, customer service, product design, and price.

International Operations
The Company plans to continue to expand its international marketing efforts and manufacturing operations. With a full line of internationally-positioned products already available, the Company continues to staff personnel to serve geographical markets of interest. The Company's primary manufacturing operations outside of the United States are located in Ireland, the Philippines, China, Denmark, and Switzerland. For more information about the Company's recent Denmark-based acquisition, see the "Acquisition" section included in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Report. The Company's primary sales offices outside of the United States are located in Europe and the Far East. These offices, together with offices in other locations worldwide, provide sales and technical support to customers around the globe. The Company utilizes third party warehouses in Europe, the Far East, Canada, South Africa, and Uruguay for distribution into its international markets.

During   the   fourth  quarter  of  1998,  the  Company  began  establishing   a
manufacturing operation in India. The Company will be leasing a 42,000 square foot facility in Bangalore and expects to begin manufacturing selected products at this facility during the second quarter of 1999.

During the first quarter of 1998, the Company established a manufacturing operation in China. The Company is leasing a 50,000 square foot facility in Suzhou and began manufacturing selected products at this facility during the third quarter of 1998.

The Company's manufacturing facilities in the Philippines are operating within a designated economic zone which provides certain incentives, primarily in the form of tax exemptions. In August 1998, the Company purchased a third manufacturing facility in the Philippines for approximately $750,000, financed from operating cash. The Philippines facilities manufacture certain Back-UPS and Smart-UPS products sold in the Company's domestic and international markets.

The Company's Galway and Castlebar, Ireland operations are providing manufacturing and technical support to service the Company's international customers. The Company has agreements with the Industrial Development Authority of Ireland ("IDA") under which the Company receives grant monies for costs incurred for machinery, equipment, and building improvements for its Galway and Castlebar facilities equal to 40% and 60%, respectively, of such costs up to a maximum of $13.1 million and $1.3 million, respectively. Such grant monies are subject to the Company meeting certain employment goals and maintaining operations in Ireland until termination of the respective agreements. Under separate agreements with the IDA, the Company receives direct reimbursement of training costs at its Galway and Castlebar facilities for up to $3,000 and
$12,500, respectively, per new employee hired. See also note 12 to the consolidated financial statements.

The   Company  continues  to  evaluate  international  manufacturing   expansion
including additional locations in the Far East and South America.

Financial Information About Foreign and Domestic Operations
The information required under this section is included in note 8 of Notes to Consolidated Financial Statements in Item 8 of this Report and is incorporated herein by reference.

Employees
As of December 31, 1998, the Company had approximately 5,443 full-time employees worldwide, approximately 2,173 of whom are located in the United States and Canada. The Company also engages other personnel on a part-time basis. The Company considers its relations with employees to be good.

Executive Officers of the Company
Executive officers of the Company are elected annually and hold office until the next Annual Meeting of the Board of Directors and until their successors are duly elected and qualified. As of February 18, 1999, the executive officers of the Company were as follows:

 Name                    Age  Positions
 Rodger B. Dowdell, Jr.   49  Chairman of the Board of Directors,
                              President, and Chief Executive
                              Officer
 Neil E. Rasmussen        44  Vice President, Chief Technical
                              Officer, and Director
 Edward W. Machala        44  Vice President, Operations and
                              Treasurer
 Donald M. Muir           42  Vice President, Finance and
                              Administration, and Chief Financial
                              Officer
 Emanuel E. Landsman      62  Vice President, Clerk, and Director
 David P. Vieau           48  Vice President, Worldwide Business
                              Development
 Aaron L. Davis           32  Vice President, Marketing and
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

Edward W. Machala joined the Company in January 1989 as Vice President, Operations. From January 1985 to January 1989, Mr. Machala was Director of Manufacturing and Engineering Technology for GTECH, a manufacturer of electronic lottery and gaming terminals, where he was responsible for manufacturing and engineering functions.

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

David P. Vieau assumed the position of Vice President, Worldwide Business Development in October 1995 after completing a short sabbatical. Mr. Vieau served as Vice President of Marketing from October 1991 to June 1995. From July 1988 to August 1991, he was President of Poly-Flex Circuits, Inc., a division of Cookson America.

Aaron L. Davis was appointed Vice President, Marketing and Communications in June 1997, after serving as Vice President of Marketing Communications since January 1995. Mr. Davis joined the Company as Director of Marketing Communications in May 1989.

Item 2. Properties
The Company's principal properties are located in the United States, Ireland, Denmark, Switzerland, the Philippines, and China. In addition, the Company owns or leases sales offices and other space at various locations throughout the United States and outside the United States. The Company also owns or leases such machinery and equipment as are necessary in its operations. In general, its properties are in good condition, are considered to be adequate for the uses to which they are being put, and are substantially in regular use. The Company continues to evaluate international manufacturing expansion, including additional locations in the Far East and South America.

 In square feet                Sales,
 Location of                Marketing &
 Principal Properties      Administration      Manufacturing          R&D       Warehouse         Total
 Owned
  United States
   Rhode Island                   136,000             86,000                       30,000       252,000
   Massachusetts                                                     69,000                      69,000
  Europe
   Ireland                         20,000            200,000                      130,000       350,000
   Denmark                         27,660             71,925         11,065                     110,650
  Far East
   Philippines                                       110,370                       38,031       148,401
 Leased
  United States
   Rhode Island                                      115,800                      417,200       533,000
   Florida                                            66,000                       85,000       151,000
   Missouri                        12,500              2,700         11,460         1,350        28,010
  Europe
   Switzerland                     14,120             19,380            540         8,610        42,650
  Far East
   China                                              50,000                                     50,000

Item 3.  Legal Proceedings
The information required under this section is included in note 9 of Notes to Consolidated Financial Statements in Item 8 of this Report and is incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders
Not applicable.

                                     Part II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters The Company's Common Stock is traded over-the-counter on the NASDAQ Stock Market under the symbol APCC and the Pacific Exchange, Inc. under the symbol ACC. The following table sets forth the range of high and low bid quotations per share of Common Stock for the years 1998 and 1997.

                                1998                                 1997
                        High               Low               High               Low
First Quarter        $30 3/8            $23 1/2           $31 1/2            $18 7/8
Second Quarter        34 3/8             27 1/8            24 1/2             15 1/4
Third Quarter         39 1/2             26 7/8            28 5/8             18 1/4
Fourth Quarter        49 9/16            29 3/4            34 3/8             22 1/8

On February 18, 1999, the closing sale price for the Company's Common Stock was $37 7/8 per share. As of February 18, 1999, there were approximately 2,025 holders of record of the Company's Common Stock. No cash dividends have been paid and it is anticipated that none will be declared in the foreseeable future. The Company currently intends to retain any earnings to finance the growth and development of the Company's business. Any future dividends will be at the discretion of the Board of Directors and will depend upon, among other things, the financial condition, capital requirements, earnings, and liquidity of the Company.

Item 6.  Selected Financial Data
All  amounts  are  in  dollars except for outstanding shares.   Dollars  are  in
thousands except for basic and diluted earnings per share. Shares are in thousands. The Company did not declare any cash dividends for the five year period presented.

                                      1998          1997         1996         1995         1994
Net sales                       $1,125,835      $873,388     $706,877     $515,262     $378,295
Cost of goods sold                 621,073       476,060      407,902      284,500      189,954
Gross profit                       504,762       397,328      298,975      230,762      188,341
Costs and expenses                 300,293       225,890      165,185      127,057       82,692
Operating income                   204,469       171,438      133,790      103,705      105,649
Other income, net                   11,687         6,354        5,189          860        3,701
Earnings before income taxes and
  minority interest                216,156       177,792      138,979      104,565      109,350
Income taxes                        68,231        56,004       46,558       35,029       38,075
Earnings before minority
  interest                         147,925       121,788       92,421       69,536       71,275
Minority interest, net                 349             -            -            -            -
Net income                        $147,576      $121,788      $92,421      $69,536      $71,275
Basic earnings per share             $1.55         $1.28         $.98         $.75         $.78
Basic weighted average
  shares outstanding                95,503        94,993       93,872       92,939       91,824
Diluted earnings per share           $1.52         $1.27         $.98         $.74         $.77
Diluted weighted average
  shares outstanding                96,788        96,121       94,347       93,867       92,913
Total assets                      $871,983      $641,290     $504,002     $346,588     $265,163
Short-term debt                    $12,540             -            -            -            -
Long-term debt                           -             -            -            -            -

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of operations
The following table sets forth the Company's net sales, cost of goods sold, gross profit, marketing, selling, general and administrative expenses, R&D expenses, operating income, other income, earnings before income taxes and minority interest, earnings before minority interest, and net income, expressed as a percentage of net sales, for the years ended December 31, 1998, 1997, and 1996.

                                       1998             1997             1996
 Net sales                            100.0            100.0            100.0
 Cost of goods sold                    55.2             54.5             57.7
 Gross profit                          44.8             45.5             42.3
 Marketing, selling, general
   & administrative expenses           23.1             23.3             21.3
 Research & development                 2.9              2.6              2.1
 Acquired research & development         .6                -                -
 Operating income                      18.2             19.6             18.9
 Other income, net                      1.0               .7               .8
 Earnings before income taxes
   & minority interest                 19.2             20.3             19.7
 Earnings before minority interest     13.1             13.9             13.1
 Net income                            13.1             13.9             13.1

Revenues
Net sales in fiscal year 1998 increased by 28.9% to $1,125.8 million from $873.4 million in fiscal year 1997, which reflected a 23.6% increase from $706.9 million in fiscal year 1996. The increases from 1996 to 1998 are attributable to continued strong demand for the Company's uninterruptible power supply products ("UPS") and surge protection products, combined with $49.8 million in 1998 net sales attributable to Silcon (see "Acquisition" below). In addition, sales of new products and increased efforts by, and the addition of members to, the Company's sales staff have contributed to increased sales volumes. Net sales attributable to new products totaled approximately 11%, 8%, and 7%, of 1998, 1997 and 1996 net sales, respectively.

Foreign sales to unaffiliated customers, primarily in Europe, the Far East, Canada, and South America, in fiscal year 1998 were $486.6 million or 43.2% of net sales compared to $378.3 million or 43.3% of net sales in fiscal year 1997 and $305.1 million or 43.2% of net sales in fiscal year 1996. See also note 8 to the consolidated financial statements.

Cost of Goods Sold
Cost of goods sold was $621.1 million or 55.2% of net sales in fiscal year 1998 compared to $476.1 million or 54.5% of net sales in fiscal year 1997. Gross margins declined by approximately 70 basis points during 1998 from fiscal year 1997. Substantially all of the gross margin erosion was product mix related as the Company's high-power UPS business now accounts for a larger percentage of revenue.

Cost of goods sold was $476.1 million or 54.5% of net sales in fiscal year 1997 compared to $407.9 million or 57.7% of net sales in fiscal year 1996. Gross margins improved by approximately 320 basis points during 1997 over fiscal year 1996, primarily attributable to several factors including, but not limited to: continued improvement in margins on lower cost Back-UPS products manufactured in the Philippines, the favorable margin impact of a higher-end product mix resulting from strong growth in Smart-UPS sales into the server segment of the power protection market, and volume production efficiencies, partially offset by certain price reductions implemented during the fourth quarter.

Total inventory reserves at December 31, 1998 were $13.3 million compared to $19.3 million at December 31, 1997. The Company's reserve estimate methodology involves quantifying the total inventory position having potential loss exposure, reduced by an amount reasonably forecasted to be sold, and adjusting its interim reserve provisioning to cover the net loss exposure.

Operating Expenses
Marketing, selling, general, and administrative (SG&A) expenses were $260.2 million or 23.1% of net sales in 1998 compared to $203.5 million or 23.3% of net sales in 1997 and $150.4 million or 21.3% of net sales in 1996. The increases in total spending in 1998 and 1997 were due primarily to costs associated with increased staffing and operating expenses of selling, administrative, and marketing functions, as well as increased advertising and promotional costs.

The allowance for bad debts was 7.9% of accounts receivable at December 31, 1998 compared to 8.5% at December 31, 1997. The Company continues to experience strong collection performance from its accounts receivable with outstanding balances over 60 days outstanding representing 8.6% and 6.6% of total receivables at December 31, 1998 and 1997, respectively. Write-offs of uncollectible accounts represent less than 1% of net sales. A majority of international customer balances are covered by receivables insurance.

R&D expenditures for 1998, 1997 and 1996 were $32.6 million, $22.4 million, and $14.8 million, respectively. The increased R&D spending primarily reflects increased numbers of software and hardware engineers and costs associated with new product development and engineering support. In addition, during 1998 the Company recorded non-recurring charges of $7.6 million for acquired in-process R&D in connection with its acquisition of Silcon (see "Acquisition" below). The Company expects its recurring R&D expenditures to remain at substantially the same level as a percentage of sales for the foreseeable future.

Other Income, Net and Income Taxes
Other income is comprised principally of interest income, which increased substantially from 1996 to 1998 due to higher average cash balances available for investment during 1997 and 1998.

Excluding 1998 non-tax deductible charges of $7.6 million for acquired in-process R&D (see "Acquisition" below), the Company's effective income tax rates were 30.5%, 31.5%, and 33.5% in 1998, 1997 and 1996, respectively. The decrease from 1996 to 1998 is due to the expected tax savings from an increasing portion of taxable earnings being generated from the Company's operations in Ireland, a jurisdiction which currently has a lower income tax rate for manufacturing companies than the present U.S. statutory income tax rate.

Effects of Inflation
Management believes that inflation has not had a material effect on the Company's operations.

Liquidity and Financial Resources
Working  capital  at  December 31, 1998 was $493.8 million  compared  to  $426.8 million at December 31, 1997. The Company's cash position decreased to $219.9 million at December 31, 1998 from $270.1 million at December 31, 1997, primarily due to the cash purchase of approximately 89% of the share capital of Silcon (see "Acquisition" below).

Worldwide inventories were $228.7 million at December 31, 1998 compared to $104.2 million at December 31, 1997. Inventories increased during 1998 due to increased demand and increased sourcing from the Philippines where longer transit times result in higher finished goods inventories, combined with $19 million of inventory purchased in the Silcon acquisition.

At December 31, 1998, the Company had $50 million available for future borrowings under an unsecured line of credit agreement at a floating interest rate equal to the bank's cost of funds rate plus .625% and an additional $15 million under an unsecured line of credit agreement with a second bank at a similar interest rate. No borrowings were outstanding under these facilities at December 31, 1998. In connection with the acquisition of Silcon (see "Acquisition" below), the Company acquired $24.8 million in bank indebtedness with interest rates ranging from 4% to 8%. The Company repaid $12.3 million of this indebtedness during the second half of 1998. The Company had no significant financial commitments, other than those required in the normal course of business, at December 31, 1998.

During 1998 and 1997, the Company's capital expenditures, net of capital grants, amounted to approximately $55.7 million and $37.2 million, respectively, consisting primarily of manufacturing and office equipment, buildings and improvements, and purchased software applications. The nature and level of capital spending was made to improve manufacturing capabilities, establish additional manufacturing capabilities in China, the Philippines, and Ireland, to support the increased selling, marketing, and administrative efforts necessitated by the Company's significant growth and to improve the Company's enterprise-wide software applications. Substantially all of the Company's net capital expenditures were financed from available operating cash. The Company had no material capital commitments at December 31, 1998. Capital expenditures in 1999 are planned to grow in line with expected 1999 revenue growth, primarily to support planned capacity expansions.

The Company has agreements with the Industrial Development Authority of Ireland ("IDA") under which the Company receives grant monies for costs incurred for machinery, equipment, and building improvements for its Galway and Castlebar facilities equal to 40% and 60%, respectively, of such costs up to a maximum of $13.1 million and $1.3 million, respectively. Such grant monies are subject to the Company meeting certain employment goals and maintaining operations in Ireland until termination of the respective agreements. Under separate agreements with the IDA, the Company receives direct reimbursement of training costs at its Galway and Castlebar facilities for up to $3,000 and $12,500, respectively, per new employee hired. See also note 12 to the consolidated financial statements.

During   the   fourth  quarter  of  1998,  the  Company  began  establishing   a
manufacturing operation in India. The Company will be leasing a 42,000 square foot facility in Bangalore and expects to begin manufacturing selected products at this facility during the second quarter of 1999.

During the first quarter of 1998, the Company established a manufacturing operation in China. The Company is leasing a 50,000 square foot facility in Suzhou and began manufacturing selected products at this facility during the third quarter of 1998. Capital expenditures for the China expansion were financed from operating cash.

The Company's manufacturing operation in the Philippines is operating within a designated economic zone which provides certain economic incentives, primarily in the form of tax exemptions. In August 1998, the Company purchased a third manufacturing facility in the Philippines for approximately $750,000, financed from operating cash. The Philippines facilities currently manufacture certain Back-UPS and Smart-UPS products sold in the Company's domestic and international markets.

The   Company  continues  to  evaluate  international  manufacturing  expansion, including additional locations in the Far East and South America.

Management believes that current internal cash flows together with available cash, available credit facilities or, if needed, the proceeds from the sale of additional equity, will be sufficient to support anticipated capital spending and other working capital requirements for the foreseeable future.

Acquisition of Silcon A/S
Early in the second quarter of 1998, the Company entered into a definitive agreement with the principal management shareholders of Silcon A/S ("Silcon") to acquire stock of Silcon, a Denmark-based manufacturer of three-phase UPSs up to 480 kilo volt-amps ("kVA"), and the Company commenced a tender offer for Silcon shares. In June 1998, the initial tender offer and purchase of stock from principal management shareholders was completed enabling the Company to operate Silcon as a majority-owned subsidiary. During the second half of 1998, the Company increased its ownership percentage to 89%. The Company's 1998 cash outlays associated with the acquisition aggregating $64 million were financed from operating cash. In January 1999, the Company attained ownership of more than 90% of the share capital of Silcon through open market purchases financed from operating cash and commenced a mandatory redemption of the remaining Silcon shares. Through this mandatory share redemption process, the Company anticipates that it will complete its acquisition of the remaining outstanding shares of Silcon during the second half of 1999. In connection with the mandatory redemption, the Copenhagen Stock Exchange has approved the de-listing of Silcon's shares effective March 1, 1999.

The purchase price was allocated to the net tangible and identifiable intangible assets acquired and to acquired in-process R&D ("acquired R&D"). Acquired R&D includes the value of products in the development stage that are not considered to have reached technological feasibility and that have no alternative future uses. The acquired R&D effort related to several technologies for products that Silcon was developing for which the Company intends to complete development. At the valuation date, none of these products had demonstrated their technological or commercial feasibility. Significant risk exists since the Company is unable to predict with certainty the obstacles it may encounter in the form of time and cost necessary to produce technologically feasible products. Should these proposed products fail to become viable, the in-process technology has no alternative use and it is unlikely that the Company would be able to realize any value from the sale of the technology to another party. The Company used professional consultants to assess and allocate values to the acquired R&D, which were determined by estimating the contribution of the acquired R&D technology to developing commercially viable products, estimating the resulting net cash flows from the expected sales of such products, and discounting the net cash flows to their present value using a risk-adjusted discount rate. The Company believes that the assumptions used in the forecasts were reasonable at the time of the acquisition. No assurance can be given, however, that the underlying assumptions used to estimate expected product sales, development costs, or profitability will transpire as estimated. For these reasons, actual results may vary from the projected results.

In accordance with applicable accounting rules, acquired R&D is required to be expensed. Accordingly, $7.6 million of the acquisition cost was expensed in 1998. The remaining purchase price exceeded the fair value of the tangible net assets acquired by approximately $47 million, consisting of identifiable intangible assets and goodwill, which is being amortized on a straight-line basis over 15 years. The acquisition has been accounted for as a purchase and, accordingly, Silcon's results of operations are included in the Company's consolidated financial statements from the date of acquisition.

Foreign Currency Activity
The Company invoices its customers in Denmark, France, Germany, Great Britain, Switzerland, and Japan in their respective local currencies. Realized and unrealized transaction gains or losses are included in the results of operations and are measured based upon the effect of changes in exchange rates on the actual or expected amount of functional currency cash flows. Transaction gains and losses were not material to the results of operations in 1998, 1997 and 1996.

At   December  31,  1998,  the  Company's  unhedged  foreign  currency  accounts receivable, by currency, were as follows:

 In thousands               Foreign Currency               US Dollars
 German Marks                         21,442                  $12,762
 British Pounds                        6,063                   10,062
 French Francs                        48,679                    8,662
 Swiss Francs                          7,821                    5,666
 Danish Kroner                        23,000                    3,594
 Japanese Yen                      1,086,192                    9,528

The Company also had non-trade receivables of 3.9 million Irish Pounds (approximately US$5.8 million), as well as Irish Pound denominated liabilities of 3.9 million (approximately US$5.8 million). The Company also had short term debt and liabilities denominated in various European currencies of US$42.8 million, as well as Yen denominated liabilities of approximately US$1.6 million.

The Company continually reviews its foreign exchange exposure and considers various risk management techniques, including the netting of foreign currency receipts and disbursements, rate protection agreements with customers/vendors and derivatives arrangements, including foreign exchange contracts. The Company presently does not utilize rate protection agreements or derivative arrangements.

Recently Issued Accounting Standard
The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The adoption of this Statement is not expected to have a material impact on the Company's consolidated financial position or results of operations.

The AICPA Accounting Standards Executive Committee recently issued Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This SOP requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software, and is effective for fiscal years beginning after December 15, 1998. The SOP also requires that costs related to the preliminary project stage and post implementation/operations stage in an internal-use computer software development project be expensed as incurred. The adoption of this SOP is not expected to have a material impact on the Company's consolidated financial position or results of operations.

The AICPA Accounting Standards Executive Committee recently issued SOP 98-5, Reporting on the Costs of Start-Up Activities. This SOP requires that costs incurred during start-up activities, including organization costs, be expensed as incurred, and is effective for fiscal years beginning after December 15, 1998. The adoption of this SOP is expected to have no impact on the Company's consolidated financial position or results of operations.

Year 2000 Readiness Disclosure Statement
Many computer systems were not designed to handle any dates beyond the year 1999 and, therefore, many companies will be required to modify their computer hardware and software prior to the year 2000 in order to remain fully operational. During 1998, the Company commenced a year 2000 readiness program to assess the impact of the year 2000 issue on the Company's operations and address necessary remediation. A year 2000 program director reporting directly to senior management has been assigned to this project.

Assessment of the Company's Products for Year 2000 Compliance
All of the Company's hardware products and accessories are year 2000 compliant, meaning that they have been tested to verify that where date fields are processed, dates are calculated and displayed accurately, and that scheduled events such as shutdowns, self-tests, and run-time calibrations, and also the handling of unscheduled events, such as power failures, are unaffected by the millenium and century change; provided that all other third party products (e.g., software, firmware, operating systems, and hardware) properly exchange date data with the Company product and provided also that the Company products are used in accordance with the product documentation. In addition, the Company's year 2000 compliant products recognize the year 2000 as a leap year. The Company has also tested its software products and determined that these products are substantially year 2000 compliant, and the Company intends to resolve any remaining year 2000 issues before the beginning of the fourth quarter of 1999. Periodically updated information about the Company's software products is available at the Company's Year 2000 Readiness Disclosure Web site (www.APCC.com). Information on this site is provided to the Company's customers for the sole purpose of assisting in planning for transition to the year 2000. Such information is the most currently available concerning the behavior of the Company's products in the next century and is provided "as is" without warranty of any kind. In addition, to the extent the Company's hardware and software products are combined with the hardware and software products of other companies, there can be no assurance that users of the Company's products will not experience year 2000 problems as a result of the combination of the Company's hardware and software products with non-compliant products of other companies. The Company currently does not anticipate material expenditures to remedy any year 2000 issues with its products and services.

Assessment of the Company's Information Technology ("IT") and Non-IT Systems for Year 2000 Compliance
The Company is currently in the process of evaluating its IT systems for compliance. The Company's Oracle manufacturing and financial information systems were implemented during 1998. The Company is evaluating the year 2000 compliance of these systems in accordance with Oracle's recommendations. At December 31, 1998, the Company had completed its initial installation and testing of software patches available from Oracle. The Company is currently continuing to install and test additional software patches as they become available from Oracle. The Company does not consider the cost of the new hardware and software for the Oracle implementations to be related to year 2000 readiness as these system replacements were already planned to satisfy the demands of expansion of its worldwide operations and were not accelerated due to year 2000 issues. The Company is also currently in the process of evaluating its non-IT systems for compliance. Additionally, the Company utilizes other third party software and equipment to distribute its products as well as to operate other aspects of its business. The Company is reviewing such software and equipment. The Company's review process is expected to be completed before the beginning of the fourth quarter of 1999. There can be no assurance that such software and equipment is year 2000 compliant, that non-compliant software and equipment will be made compliant on a timely basis, or that any such non-compliant software and equipment would not have a material adverse effect on the Company's systems and operations.

Evaluation of Third Parties with which the Company has a Material Relationship, including Key Suppliers, Service Providers, and Strategic Partners
The Company's year 2000 readiness program includes identifying these third parties and determining, based on receipt of written verification, review of publicly available financial statement disclosures, and other means, that such third parties are either in compliance or expect to be in compliance prior to January 1, 2000. The Company is currently in the process of communicating with its significant vendors, service providers, and certain strategic partners. Many enterprises, including the Company's present and potential customers, may be devoting a substantial portion of their information systems spending to resolving year 2000 issues, which may result in their spending being diverted from applications such as the Company's products, over the next two years.

Development of Contingency Plans
The Company is currently not in a position to determine what would be its most reasonably likely worst case year 2000 scenario or any plan for handling such scenario. To date, the Company has not completed a formal contingency plan for non-compliance, however to the extent that further evaluation of its products, its IT and non-IT systems, or information obtained from the third parties with which it has a material relationship suggests that there is a significant risk, contingency plans will be implemented. Such contingency plans may include the development of alternative sources for the product or service provided by any non-compliant vendor.

It is the Company's policy to expense as incurred all costs associated with year 2000 readiness. The Company has developed a separate budget for operating and capital expenditures relating year 2000 issues. No IT projects have been deferred due to year 2000 efforts. Although the Company is not yet able to estimate its total incremental cost for year 2000 issues, based on its preliminary review to date, the Company does not believe that the costs of year 2000 issues will have a material adverse effect on the Company's business, operating results, or financial condition. Although the Company is taking measures to address the impact, if any, of year 2000 issues, it cannot predict the outcome or success of its year 2000 readiness program, or whether the failure of third party systems or equipment to operate properly in the year 2000 will have a material adverse effect upon the Company's business, operating results, or financial condition, or require the Company to incur unanticipated material expenses to remedy any year 2000 issue.

The foregoing discussion regarding the Company's year 2000 readiness program's implementation, effectiveness, and cost, contains forward-looking statements which are based on management's expectations, determined utilizing certain assumptions of future events, including third party compliance and other factors. However, there can be no guarantee that these expectations will be realized, and actual results could differ materially from management's expectations. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area and other similar uncertainties, and the remediation success of the Company's suppliers, service providers, and strategic partners.

Factors That May Affect Future Results
This document may include forward-looking statements. Any statements contained herein that do not describe historical facts are forward-looking statements. The Company makes such forward-looking statements under the provisions of the

"safe harbor" section of the Private Securities Litigation Reform Act of 1995. The forward-looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties. The factors that could cause actual results to differ materially from such forward-looking statements include the risk factors set forth below.

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

Management of Growth
The Company has experienced, and is currently experiencing, a period of rapid growth which has placed, and could continue to place, a significant strain on the resources of the Company. In order to support the growth of its business, the Company plans to significantly expand its level of operations during 1999. If the Company's management is unable to manage growth effectively, the Company's operating results could be adversely affected.

Competition
The Company believes that it is one of less than ten global companies providing a full range of UPS products and services worldwide. The UPS industry, however, is highly competitive on both a worldwide basis and a regional geographic basis. The Company competes, and will continue to compete, with several U.S. and foreign firms with respect to UPS products, both on a worldwide basis and in various geographical regions, and within individual UPS product and application niches. The Company expects competition to increase in the future from existing competitors and a number of companies which may enter the Company's existing or future markets. Increased competition could adversely affect the Company's revenue and profitability through price reductions and loss of market share. The principal competitive factors in the UPS industry are product performance and quality, marketing and access to distribution channels, customer services, product design and price. Some of the Company's current and potential competitors have substantially greater financial, technical, sales and marketing resources than the Company. There can be no assurance that the Company will be able to continue to compete successfully with its existing competitors or will be able to compete successfully with new competitors.

Technological Change; New Product Delays; Risks of Product Defects
The market for the Company's products is characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. Current competitors or new market entrants may develop new products with features that could adversely affect the competitive position of the Company's products. There can be no assurance that the Company will be successful in selecting, developing, manufacturing and marketing new products or enhancing its existing products or that the Company will be able to respond effectively to technological changes, new standards or product announcements by competitors. The timely availability of new products and enhancements, and their acceptance by customers are important to the future success of the Company. Delays in such availability or a lack of market acceptance could have an adverse effect on the Company. Although the Company has not experienced material adverse effects resulting from product defects, there can be no assurance that, despite testing internally or by current or potential customers, defects will not be found in products, resulting in loss or delay in market acceptance, which could have a material adverse effect upon the Company's business, operating results, or financial condition.

Year 2000 Issues
Although the Company is taking measures to address the impact, if any, of year 2000 issues, it cannot predict the outcome or success of its year 2000 readiness program, or whether the failure of third party systems or equipment to operate properly in the year 2000 will have a material adverse effect upon the Company's business, operating results, or financial condition, or require the Company to incur unanticipated material expenses to remedy any year 2000 issue. See also the Company's Year 2000 Readiness Disclosure Statement above.

Dependence on Key Employees
The Company's success depends to a significant degree upon the continuing contributions of its key management, sales, marketing, R&D and manufacturing personnel, many of whom would be difficult to replace. The Company does not have employment contracts with most of its key personnel. The Company believes that its future success will depend in large part upon its ability to attract and retain highly-skilled hardware and software engineers, and management, sales and marketing personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. Failure to attract and retain key personnel could have a material adverse effect on the Company's business, operating results, or financial condition.

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

International sales (sales to customers outside the United States, both direct and indirect) accounted for approximately 43.2%, 43.3%, and 43.2% of the
Company's net sales in 1998, 1997, and 1996, respectively. The Company anticipates that international sales will continue to account for a significant portion of revenue. The Company invoices its customers in Denmark, France, Germany, Great Britain, Switzerland, and Japan in their respective local currencies. To date, the Company does not utilize any rate protection agreements or derivative agreements to hedge any foreign exchange exposure. Accordingly, the Company may be exposed to exchange losses based upon currency exchange rate fluctuations, which losses could have a materially adverse effect on the Company's operating results.

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

Uncertainties Regarding Patents and Protection of Proprietary Technology
The Company's success will depend, to a large extent, on its ability to protect its proprietary technology. The Company relies on a combination of contractual rights, trade secrets and copyrights to protect its proprietary rights. Although the Company may apply for patents in the future, there can be no assurance that the Company's intellectual property protection will be sufficient to prevent competitors from developing similar technology. Moreover, in the absence of patent protection, the Company's business may be adversely affected by competitors that independently develop functionally equivalent technology. The Company attempts to ensure that its products and processes do not infringe upon patents and other proprietary rights, but there can be no assurance that such infringement may not be alleged by third parties in the future. If infringement is alleged or determined, there can be no assurance that the necessary licenses would be available on acceptable terms, if at all, or that the Company would prevail in any such challenge.

Integration of Acquired Businesses
The Company has limited experience in integrating acquired companies or technologies into its operations. The Company may from time to time pursue the acquisition of other companies, assets, products or technologies. There can be no assurance that products, technologies, distribution channels, key personnel and businesses of acquired companies will be successfully integrated into the
Company's  business  or  product offerings, or that such  integration  will  not adversely affect the Company's business, operating results, or financial condition. There can be no assurance that any acquired companies, assets, products or technologies will contribute significantly to the Company's sales or earnings, or that the sales and earnings from acquired businesses will not be adversely affected by the integration process or other factors. If the Company is not successful in the integration of such acquired businesses, there could be an adverse impact on the financial results of the Company. There can be no assurance that the Company will continue to be able to identify and consummate suitable acquisition transactions in the future. For information on the Company's recent acquisition of Silcon, see the "Acquisition" section above. The Company's determination of acquired R&D in connection with this acquisition is subject to review and revaluation by the Securities and Exchange Commission.

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

Tax Rate
The Company's tax rate is heavily dependent upon the proportion of earnings that are derived from its Ireland and Philippines manufacturing operations and its ability to reinvest those earnings permanently outside the United States. If the earnings of these operations as a percentage of the Company's total earnings were to decline significantly from anticipated levels, or should its ability to reinvest these earnings be reduced, the Company's effective tax rate would exceed the currently estimated rate for 1999. In addition, should the Company's intercompany transfer pricing with respect to its Ireland or Philippine manufacturing operations require significant adjustment due to audits or regulatory changes, the Company's overall effective tax rate could increase.

Uncertainty Regarding the Litigation Process
The Company has been, is, and/or may in the future become, involved in material litigation involving the Company, its products or its operations. The litigation process is uncertain and includes the risk of an unexpected, unfavorable result and there can be no assurance that the Company will not be materially adversely impacted by any such litigation.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
The Company, in the normal course of business, is exposed to market risks relating to fluctuations in foreign currency exchange rates. The information required under this section related to such risks is included in the Foreign Currency Activity section of Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Report and is incorporated herein by reference.

ITEM 8.  Financial Statements and Supplementary Data

AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 1998 and 1997
In thousands




ASSETS

                                                                          1998                  1997
Current assets:
Cash and cash equivalents                                             $219,908              $270,134
Accounts receivable, less allowance for doubtful accounts
  of $15,471 in 1998 and $12,230 in 1997 (Note 2)                      180,356               131,115
Inventories (Note 3)                                                   228,682               104,171
Prepaid expenses and other current assets                               17,801                13,305
Deferred income taxes (Note 5)                                          28,498                21,571

     Total current assets                                              675,245               540,296

Property, plant, and equipment:
Land, buildings, and improvements                                       51,735                31,143
Machinery and equipment                                                125,274                80,091
Office equipment, furniture, and fixtures                               44,955                31,431
Purchased software                                                      11,505                 9,584

                                                                       233,469               152,249

Less accumulated depreciation and amortization                          85,205                52,631

     Net property, plant, and equipment                                148,264                99,618

Goodwill and other intangibles                                          45,837                     -

Other assets                                                             2,637                 1,376

     Total assets                                                     $871,983              $641,290










See accompanying notes to consolidated financial statements.

AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 1998 and 1997
In thousands




LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                          1998                   1997
Current liabilities:
Short term debt (Note 4)                                               $12,540               $      -
Accounts payable                                                        75,190                 37,068
Accrued expenses                                                        28,560                 16,334
Accrued compensation                                                    22,130                 16,476
Accrued sales and marketing programs                                    17,824                 15,965
Accrued retirement contributions                                         2,469                  7,446
Income taxes payable                                                    22,753                 20,241

     Total current liabilities                                         181,466                113,530

Deferred tax liability (Note 5)                                          7,500                  6,006

     Total liabilities                                                 188,966                119,536

Minority interest                                                        1,725                      -

Shareholders' equity (Notes 6 and 7):
Common stock, $.01 par value;
  authorized 200,000 shares in 1998 and 1997;
  issued 95,973 in 1998 and 95,383 in 1997                                 960                    954
Additional paid-in capital                                              67,080                 55,626
Retained earnings                                                      614,301                466,725
Treasury stock, 125 shares, at cost                                     (1,551)                (1,551)
Accumulated other comprehensive income                                     502                      -


     Total shareholders' equity                                        681,292                521,754

COMMITMENTS AND CONTINGENCIES
  (Notes 9, 11 and 12)

OTHER INFORMATION (Notes 4 and 10)

     Total liabilities and shareholders' equity                       $871,983               $641,290


See accompanying notes to consolidated financial statements.

AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 1998, 1997 and 1996
In thousands except per share amounts


                                                                1998            1997            1996
Net sales (Note 8)                                        $1,125,835        $873,388        $706,877
Cost of goods sold                                           621,073         476,060         407,902

Gross profit                                                 504,762         397,328         298,975

Costs and expenses:
Marketing, selling, general, and administrative              260,176         203,469         150,401
expenses
Research and development                                      32,563          22,421          14,784
Acquired research and development                              7,554               -               -

Total operating expenses                                     300,293         225,890         165,185

Operating income                                             204,469         171,438         133,790

Other income, net                                             11,687           6,354           5,189

Earnings before income taxes and minority interest           216,156         177,792         138,979

Income taxes (Note 5)                                         68,231          56,004          46,558

Earnings before minority interest                            147,925         121,788          92,421

Minority interest, net                                           349               -               -

Net income                                                  $147,576        $121,788         $92,421

Basic earnings per share (Note 1)                              $1.55           $1.28            $.98
Basic weighted average shares outstanding                     95,503          94,993          93,872

Diluted earnings per share (Note 1)                            $1.52           $1.27            $.98
Diluted weighted average shares outstanding                   96,788          96,121          94,347






See accompanying notes to consolidated financial statements.

AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years ended December 31, 1998, 1997 and 1996
In thousands

                                                                                  Accumulated
                            $.01 Par,     Additional             Treasury Stock,     Other
                           Common Stock     Paid-in  Retained        at Cost      Comprehensive
                          Shares   Amount   Capital  Earnings   Shares     Amount     Income        Total
Balances at
 December 31, 1995        93,271    $933    $37,123  $251,710        -         $-         $-     $289,766
Net income                                             92,421                                      92,421
Comprehensive income                                                                               92,421
Exercises of stock options   576       6      2,900                                                 2,906
Tax effect of exercises
 of stock options                             1,430                                                 1,430
Shares issued to Employee
 Stock Ownership Plan        570       5      6,921                                                 6,926
Purchases of common stock                                         (125)    (1,551)                 (1,551)
Balances at
 December 31, 1996
 as previously reported   94,417     944     48,374   344,131     (125)    (1,551)         -      391,898
Adjustment for immaterial
 pooling-of-interests        480       5                  806                                         811
Balances at
 December 31, 1996
 as adjusted              94,897     949     48,374   344,937     (125)    (1,551)         -      392,709
Net income                                            121,788                                     121,788
Comprehensive income                                                                              121,788
Exercises of stock options   348       4      3,228                                                 3,232
Tax effect of exercises
 of stock options                               765                                                   765
Shares issued to Employee
 Stock Ownership Plan        138       1      3,259                                                 3,260
Balances at
 December 31, 1997        95,383     954     55,626   466,725     (125)    (1,551)         -      521,754
Net income                                            147,576                                     147,576
Foreign currency
 translation adjustment                                                                  502          502
Comprehensive income                                                                              148,078
Exercises of stock options   553       6      8,475                                                 8,481
Tax effect of exercises
 of stock options                             2,082                                                 2,082
Shares issued to Employee
 Stock Purchase Plan          37                897                                                   897
Balances at
 December 31, 1998        95,973    $960    $67,080  $614,301     (125)   $(1,551)      $502     $681,292




See accompanying notes to consolidated financial statements.

AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 1998, 1997 and 1996
In thousands

                                                                1998            1997            1996
Cash flows from operating activities
Net income                                                  $147,576        $121,788         $92,421
Adjustments to reconcile net income to net cash
 provided by operating activities:
Depreciation and amortization                                 22,951          17,716          13,511
Provision for doubtful accounts                                6,593           4,834           4,291
Deferred income taxes                                         (5,967)         (1,061)         (8,080)
Acquired research and development                              7,554               -               -
Changes in operating assets and liabilities
 excluding effects of acquisitions:
  Accounts receivable                                        (36,321)        (26,821)        (41,636)
  Inventories                                               (105,327)         26,631          17,098
  Prepaid expenses and other current assets                   (4,151)         (2,372)         (2,332)
  Other assets                                                  (536)            644            (186)
  Accounts payable                                            23,550          (4,999)         15,180
  Accrued expenses                                             6,395           2,721           6,785
  Accrued compensation                                         5,654           4,256           5,745
  Accrued sales and marketing programs                         1,859            (395)          9,580
  Accrued retirement contributions                            (4,977)          1,143           1,612
  Income taxes payable                                         3,138           3,425          16,929
Other, net                                                      (409)              -               -
Net cash provided by operating activities                     67,582         147,510         130,918

Cash flows from investing activities
Capital expenditures, net of capital grants                  (55,654)        (37,208)        (25,005)
Acquisitions                                                 (62,424)            101               -
Sale of assets                                                 3,200               -               -
Net cash used in investing activities                       (114,878)        (37,107)        (25,005)

Cash flows from financing activities
Repayment of short term debt                                 (12,308)              -               -
Proceeds from issuances of common stock                        9,378           6,497           9,832
Purchases of common stock                                          -               -          (1,551)
Net cash provided by (used in) financing activities           (2,930)          6,497           8,281

Net change in cash and cash equivalents                      (50,226)        116,900         114,194
Cash and cash equivalents at beginning of year               270,134         153,234          39,040
Cash and cash equivalents at end of year                    $219,908        $270,134        $153,234

Supplemental cash flow disclosures
Cash paid during the year for:
Income taxes (net of tax refunds)                            $65,109         $48,563         $37,219
Details of acquisitions:
 Fair value of assets                                       $113,177         $     -           $   -
 Liabilities and minority interest                           (48,793)              -               -
 Cash paid                                                    64,384               -               -
 Cash acquired                                                (1,960)           (101)              -
 Acquisitions                                                $62,424         $  (101)           $  -

NON-CASH TRANSACTIONS: In 1998, 1997 and 1996, the tax effect of the exercise of stock options resulted in increases to additional paid-in capital and reductions to income taxes payable of $2,082, $765, and $1,430, respectively.

See accompanying notes to consolidated financial statements.

AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 1998, 1997 and 1996

1.   Summary of Significant Accounting Policies

Nature of Business
American  Power  Conversion  Corporation and its  subsidiaries  (the  "Company")
designs, develops, manufactures, and markets power protection and management solutions for computer and electronic applications worldwide. The Company's solutions include uninterruptible power supply products ("UPS"), electrical surge protection devices, power conditioning products, associated software, services, and accessories. These solutions are for use with sensitive electronic devices which rely on electric utility power including, but not limited to, home electronics, personal computers ("PCs"), high performance workstations, servers, networking equipment, telecommunications equipment, internetworking equipment, datacenters, mainframe computers, and facilities. The Company's principal markets are in North America, Europe, and the Far East.

Principles of Consolidation
The consolidated financial statements include the accounts of American Power Conversion Corporation and all of its wholly- and majority-owned subsidiaries. All intercompany accounts and transactions are eliminated in consolidation.

Cash and Cash Equivalents
Cash and cash equivalents consists of funds on deposit, money market savings accounts, and short-term commercial paper with original maturities of three months or less.

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

Goodwill and Other Intangibles
Goodwill and other intangibles represents the excess of cost over the fair value of the net tangible assets of businesses acquired and is being amortized on a straight-line basis over 15 years. Periodically, the Company evaluates the recovery of goodwill to assure that changes in facts and circumstances do not suggest that recoverability has been impaired. This analysis relies on a number of factors, including operating results, business plans, budgets, economic projections, and changes in management's strategic direction or market emphasis. In management's opinion, no impairment exists at December 31, 1998.

Research and Development
Expenditures for R&D are expensed in the year incurred.

Warranties
The Company offers limited two-year and one-year warranties. The provision for potential liabilities resulting from warranty claims is provided at the time of sale. The provision is computed based upon historical data and current estimates. The Company also offers its customers the opportunity to extend the basic warranty period up to an additional three years under a separately priced program. Recognition of the revenue associated with the extended warranty program commences on the date the extended warranty becomes effective and is recognized on a straight-line basis over the extended warranty period. In addition, the Company has an Equipment Protection Policy which provides up to $25,000 for repair or replacement of a customers' hardware should a surge or lightning strike pass through a Company unit. The policy applies to all units manufactured after January 1, 1992. Other restrictions also apply. The Company's ProtectNet line of data line surge suppressors feature a "Double-Up" Supplemental Equipment Protection Policy, under which the total recoverable limit under the Equipment Protection Policy is doubled, up to $50,000 (U.S. and Canada only). The Company has experienced satisfactory field operating results, and warranty costs incurred to date have not had a significant impact on the Company's results of operations.

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

Deferred income taxes have not been provided for the undistributed earnings of the Company's foreign subsidiaries which aggregated approximately $180 million at December 31, 1998. The Company plans to reinvest all such earnings for future expansion. If such earnings were distributed, taxes would be increased by approximately $48 million.

Earnings per Share
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and dilutive potential common shares outstanding during the period. Under the treasury stock method, the unexercised options are assumed to be exercised at the beginning of the period or at issuance, if later. The assumed proceeds are then used to purchase common shares at the average market price during the period.

                                                    1998       1997      1996
  Basic weighted average shares outstanding       95,503     94,993    93,872
  Net effect of dilutive potential common shares
   outstanding based on the treasury stock
   method using the average market price           1,285      1,128       475
  Diluted weighted average shares outstanding     96,788     96,121    94,347

Potential common shares for which inclusion would have the effect of increasing diluted earnings per share (i.e., antidilutive) are excluded from the computation. Antidilutive potential common shares outstanding at December 31, 1998, 1997, and 1996 were approximately 248,000, 83,000, and 68,000, respectively.

Stock-Based Compensation
The Company applies APB Opinion 25 and related Interpretations in accounting for its stock option plans. No compensation cost has been recognized for these plans in the accompanying consolidated financial statements.

Advertising Costs
Advertising costs are expensed as incurred and reported in selling, general, and administrative expenses in the accompanying consolidated statements of income. Such costs of advertising, advertising production, trade shows, and other activities are designed to enhance demand for the Company's products. Advertising costs were $67.4 million in 1998, $59.9 million in 1997, and $36.3 million in 1996. There are no capitalized advertising costs in the accompanying consolidated balance sheets.

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

3.   Inventories

Inventories consist of the following:

    In thousands                         1998              1997
    Raw materials                   $  87,975         $  61,430
    Work in process                     9,328             3,731
    Finished goods                    131,379            39,010
                                     $228,682          $104,171

4.   Revolving Credit Agreements and Short Term Debt

At December 31, 1998, the Company had available for future borrowings $50 million under an unsecured line of credit agreement at a floating interest rate equal to the bank's cost of funds rate plus .625% and an additional $15 million under an unsecured line of credit agreement with a second bank at a similar interest rate. No borrowings were outstanding under these facilities at December 31, 1998. In connection with the acquisition of Silcon, the Company acquired $24.8 million in bank indebtedness with interest rates ranging from 4% to 8%. The Company repaid $12.3 million of this indebtedness during the second half of 1998.

5.   Income Taxes

Total federal, state and foreign income tax expense (benefit) from continuing operations for the years ended December 31, 1998, 1997, and 1996 consists of the following:

    In thousands        Current         Deferred           Total
    1998:
    Federal             $58,294         ($4,188)         $54,106
    State                 4,707            (785)           3,922
    Foreign              11,197            (994)          10,203
                        $74,198         ($5,967)         $68,231
    1997:
    Federal             $41,090         ($1,028)         $40,062
    State                 7,031            (193)           6,838
    Foreign               8,944             160            9,104
                        $57,065         ($1,061)         $56,004
    1996:
    Federal             $38,279         ($6,759)         $31,520
    State                 7,100          (1,100)           6,000
    Foreign               9,259            (221)           9,038
                        $54,638         ($8,080)         $46,558

Income tax expense attributable to continuing operations amounted to $68.2 million in 1998, $56.0 million in 1997, and $46.6 million in 1996, (effective rates of 31.6%, 31.5%, and 33.5%, respectively). The actual expense for 1998, 1997, and 1996 differs from the "expected" tax expense (computed by applying the statutory U.S. federal corporate tax rate of 35% to earnings before income taxes) as follows:

    In thousands                                                1998            1997             1996
    Computed "expected" tax expense                          $75,655         $62,227          $48,643
    State income taxes, net of federal income tax benefit      2,549           4,445            3,900
    Foreign earnings taxed at rates lower than U.S.
      statutory rate (principally Ireland)                   (12,676)        (10,727)          (4,520)
    Foreign sales corporation                                 (2,729)         (1,603)          (1,475)
    Acquired R&D                                               3,094               -                -
    Other                                                      2,338           1,662               10
                                                             $68,231         $56,004          $46,558

The domestic and foreign components of earnings before income taxes were $162.0 million and $54.2 million, respectively, for 1998, $121.0 million and $56.8 million, respectively, for 1997, and $94.8 million and $44.2 million, respectively, for 1996. Total income tax expense for the years ended December 31, 1998, 1997 and 1996 was allocated as follows:

    In thousands                                            1998            1997            1996
    Income from continuing operations                    $68,231         $56,004         $46,558
    Shareholders' equity, for compensation expense
     for tax purposes in excess of amounts recognized
     for financial statement purposes                     (2,082)           (765)         (1,430)
                                                         $66,149         $55,239         $45,128

At December 31, 1998 and 1997, deferred income tax assets and liabilities result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. The sources and tax effects of these temporary differences are presented below:

    In thousands                                                     1998                    1997
    Deferred tax liabilities
     Excess of tax over financial statement depreciation         $  5,605                $  5,736
     Other                                                          1,895                     270
     Total deferred tax liabilities                                 7,500                   6,006
    Deferred tax assets
     Allowance for doubtful accounts                                4,441                   3,702
     Additional costs inventoried for tax purposes                  1,050                      22
     Intercompany inventory profits                                 4,521                   2,983
     Allowances for sales and marketing programs                    6,517                   6,005
     Inventory obsolescence reserve                                 3,865                   4,569
     Accrual for compensation and compensated absences              1,672                   1,039
     Reserve for warranty costs                                     1,024                     761
     Deferred revenue                                               2,356                   1,913
     Other                                                          3,052                     577
     Total gross deferred tax assets                               28,498                  21,571
     Less valuation allowance                                           -                       -
     Net deferred tax assets                                       28,498                  21,571
     Net deferred income taxes                                    $20,998                 $15,565

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Due to the fact that the Company has sufficient taxable income in the federal carryback period and anticipates sufficient future taxable income over the periods which the deferred tax assets are deductible, the ultimate realization of deferred tax assets for federal and state tax purposes appears more likely than not. The U.S. federal taxable income for 1997, 1996 and 1995 was approximately $111.6 million, $98.3 million, and $82.8 million, respectively.

6.   Stock Plans

Stock Option Plans
At  December  31,  1998,  the Company had four stock  option  plans,  which  are described below. SFAS No. 123, Accounting for Stock-Based Compensation, requires companies to either (a) record an expense related to its stock option plans based on the estimated fair value of stock options as of the date of the grant or (b) disclose pro forma net income and earnings per share data as if the company had recorded an expense, beginning with options granted in 1995. The Company has elected to continue to apply APB Opinion 25 and related Interpretations in accounting for these plans and to comply with the SFAS No. 123 disclosure requirements. Accordingly, no compensation cost has been recognized for its stock option plans in the accompanying consolidated financial statements. Had compensation cost for such plans been determined based on the fair value at the grant dates for awards under these plans consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

 In   thousands  except  per  share amounts                    1998            1997            1996
 Net income                         As reported            $147,576        $121,788        $ 92,421
                                    Pro forma               132,296         116,370          91,228

 Basic earnings per share           As reported               $1.55           $1.28            $.98
                                    Pro forma                  1.39            1.23             .97

 Diluted earnings per share         As reported               $1.52           $1.27            $.98
                                    Pro forma                  1.37            1.22             .97

The pro forma effect on net income for 1998, 1997 and 1996 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995. The weighted average fair value of options granted during 1998, 1997 and 1996 was $17.67, $11.19, and $5.13, respectively. The Company estimates the fair value of each option as of the date of grant using the Black-Scholes pricing model with the following weighted average assumptions used for grants in 1998, 1997 and 1996:

                                           1998                 1997                 1996
 Expected volatility                        57%                  57%                  56%
 Dividend yield                              -                    -                    -
 Risk-free interest rate                   5.5%                 6.3%                 6.6%
 Expected life                            5 years              5 years              5 years

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

On April 21, 1997, the Company's shareholders approved the 1997 Non-employee Director Stock Option Plan and on May 20, 1993 approved the 1993 Non-employee Director Stock Option Plan (collectively the "Director Plans"). Options granted under these plans are non-qualified stock options and may be granted to each person who was a member of the Company's Board of Directors on April 21, 1997 and February 25, 1993, respectively, and who was not an employee or officer of the Company. The 1997 and 1993 Director Plans authorized the grant of options for up to 200,000 shares and 40,000 shares of common stock, respectively. Two directors were entitled to participate in the Director Plans with each receiving a grant of options as of February 12, 1998 for 10,000 shares at an exercise price of $27.00, as of April 21, 1997 for 10,000 shares at an exercise price of $21.75 per share, and as of February 25, 1993 for 20,000 shares at an exercise price of $12 per share (i.e., the market price on the dates of grant).

Options granted under the 1997 Director Plan vest 25% at the end of the second year and 9.375% at the end of each six month period thereafter. Options granted under the 1993 Director Plan vested 25% at the end of the first year and 25% annually thereafter.

Options granted under all stock option plans before January 1, 1993 will expire not more than five years from the date of grant. Options granted under all stock option plans after January 1, 1993 will expire not more than ten years from the date of grant (five years in the case of ISOs granted to ten percent shareholders). The outstanding options expire at various dates through 2008.

Options   granted  terminate  within  a  specified  period  of  time   following
termination of an optionee's employment or position as a director or consultant with the Company.

A summary of the status of the Company's stock option plans as of December 31, 1998, 1997 and 1996, and changes during the years ending on those dates is presented below:

Shares in thousands                1998                      1997                      1996
                                        Weighted                   Weighted                  Weighted
                                        Average                    Average                   Average
                                        Exercise                   Exercise                  Exercise
                           Shares        Price        Shares        Price       Shares        Price
Outstanding at
 beginning of year          3,009        $15.62        1,609        $10.04       1,947        $  8.59
Granted                     2,399         33.02        1,939         18.78         461           9.68
Exercised                    (472)        13.23         (348)         9.29        (576)          5.05
Terminated                   (156)        22.33         (191)        12.03        (223)          9.17
Outstanding
 at end of year             4,780         24.45        3,009         15.62       1,609          10.04
Exercisable
 at end of year               677                        397                       556
Shares reserved
 at end of year             6,768                      7,240                     2,837

The following table summarizes information about stock options outstanding at December 31, 1998:

Shares in thousands                      Options Outstanding                  Options Exercisable
                                              Weighted
                                              Average         Weighted                     Weighted
                                             Remaining        Average                       Average
         Range of              Shares       Contractual       Exercise       Shares        Exercise
     Exercise Prices        Outstanding     Life (years)       Price       Exercisable       Price
     $9.13 to $12.00            747              6.9          $  9.63          295           $10.08
     $13.63 to $17.50           811              8.2            16.52          220            16.59
     $19.50 to $21.75           660              8.4            19.97          136            20.07
     $22.63 to $26.88           154              8.0            23.59           11            23.77
     $27.00 to $30.25           115              9.1            28.33            -                -
     $31.75 to $35.41         2,153              9.3            32.49           15            31.75
          $44.81                140              9.9            44.81            -                -
                              4,780              8.6            24.45          677            14.90

Stock Purchase Plan
On April 21, 1997, the Company's shareholders approved an Employee Stock Purchase Plan (the "Plan") to provide substantially all employees an opportunity to purchase shares of its common stock through payroll deductions, up to 10% of eligible compensation. Semiannually, participant account balances are used to purchase shares of stock at the lesser of 85% of the fair market value of shares on the grant date or the exercise date. The aggregate number of shares purchased by an employee may not exceed 3,000 shares annually (subject to limitations imposed by the Internal Revenue Code). The employee stock purchase plan expires on February 11, 2007. A total of 1.0 million shares are available for purchase under the Plan. During 1998, under the Plan, 21,316 shares were issued at $26.88 per share and 15,313 shares were issued at $21.14 per share. There were no shares issued under the Plan during 1997.

7.   Retirement Benefits

Employee Stock Ownership Plans
At December 31, 1998, the Company had noncontributory Employee Stock Ownership Plans (the "ESOP") covering substantially all employees in North America and Ireland. Contributions to the ESOP are based on a percentage of eligible compensation and are determined by the Company's Board of Directors at its discretion, subject to the limitations established by U.S. and Ireland tax laws. The ESOP holds 4.7 million shares of common stock at December 31, 1998. Substantially all contributed shares have been allocated to participant accounts. No shares were contributed to the ESOP in 1998. The value of contributed shares to the ESOP in 1997 and 1996 amounted to approximately $3.3 million and $6.9 million, respectively.

Employee Savings Plan
On May 1, 1997, the Company established an employee savings plan (the "Savings Plan") that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code of 1986, as amended, covering substantially all North American employees. The Savings Plan allows eligible employees to contribute up to 15% of their compensation on a pre-tax basis subject to certain limitations. The Company matches, with Company common stock, 100% of the first 3% of employee contributions. Such matching Company contributions vest according to an employee's years of service. The Company's matching contributions in 1998 and 1997 amounted to approximately $1.6 million and $0.4 million, respectively.

The retirement expense for 1998, 1997, and 1996 amounted to approximately $2.9 million, $5.2 million, and $8.5 million, respectively.

8.   Operating Segment and Geographic Information

At December 31, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." Prior-period amounts have been restated in accordance with the requirements of SFAS 131. Segment accounting policies are the same as policies described in note 1.

Basis for presentation
The  Company's  operating  businesses  design,  manufacture,  and  market  power protection equipment and related software and accessories for computer and computer-related equipment. The Company manages its businesses based on the nature of products provided. These businesses share similar economic characteristics and have been aggregated into one reportable operating segment. Markets and competition are global. Products are sold to businesses, home users, and SOHOs utilizing an indirect selling model which encompasses computer distributors and dealers, value added resellers, mass merchandisers, catalog merchandisers, E-commerce vendors, and strategic partnerships. The Company also sells directly to some large value added resellers, which typically integrate the Company's products into specialized microcomputer systems and then market turnkey systems to selected vertical markets. Additionally, the Company sells certain select products directly to manufacturers for incorporation into products manufactured or packaged by them.

The Company evaluates the performance of its businesses based on direct contribution margin. Direct contribution margin includes R&D, marketing, and administrative expenses directly attributable to the segment and excludes certain expenses which are managed outside the reportable segment. Costs excluded from segment profit are indirect operating expenses, primarily consisting of selling and corporate expenses, and income taxes. Expenditures for additions to long-lived assets are not reported to management by the operating businesses.

Summary operating segment information is as follows:

In thousands                                                    1998             1997             1996
Net sales                                                 $1,125,835         $873,388         $706,877

Segment direct contribution margin                          $448,200         $345,156         $268,139
Indirect operating expenses                                  243,731          173,718          134,349
Other income, net                                             11,687            6,354            5,189
Earnings before incomes taxes and
 minority interest                                          $216,156         $177,792         $138,979

Segment depreciation                                         $16,996          $15,421          $11,755

Summary geographic information is as follows:

In thousands                                                    1998             1997             1996
Net sales
United States                                             $  639,229         $495,108         $401,823
North and Latin America
 excluding United States                                      60,897           55,138           42,052
Europe, Middle East, and Africa                              305,108          222,011          179,002
Far East                                                     120,601          101,131           84,000
                                                          $1,125,835         $873,388         $706,877
Note:  Sales are attributed to geographic regions based on location of customer

Long-lived assets
United States                                                $79,724          $72,167          $62,035
Europe                                                        87,711           17,350           15,443
Far East                                                      29,303           11,477            2,409
                                                            $196,738         $100,994          $79,887

The Company closely monitors the credit worthiness of its customers, adjusting credit policies and limits as deemed necessary. One customer accounted for approximately 11% and 10%, respectively, of the Company's net sales in 1998 and 1997. No single customer comprised 10% or more of the Company's net sales in 1996.

9.   Litigation

On or about November 6, 1998, General Signal Power Systems, Inc. ("GSPS") filed suit against the Company in Waukesha County Circuit Court in Wisconsin. GSPS alleges interference with a contractual relationship with respect to a distribution agreement between the Best Power division of GSPS and Silcon Power Electronics A/S, a wholly-owned subsidiary of Silcon A/S. GSPS seeks unspecified damages, costs, fees, and injunctive relief. On or about November 17, 1998, the Company removed the case from the Waukesha County Circuit Court to the United States District Court for the Eastern District of Wisconsin. The Company believes the GSPS lawsuit to be without merit and intends to vigorously defend against it. The Company also believes the ultimate disposition of this matter will not have a material adverse effect on the Company's consolidated financial position or results of operations or liquidity. No provision for any liability that may result from this action has been recognized in the Company's consolidated financial statements.

On or about January 27, 1999, the Company was served with a lawsuit filed by an individual in the United States District Court for the Central District of California alleging patent infringement. The plaintiff, Anthony F. Coppola, claims sole ownership of the patent referenced in the lawsuit. Coppola seeks unspecified damages, costs, fees, and injunctive relief. The Company intends to vigorously defend against the suit and believes the ultimate disposition of this matter will not have a material adverse effect on the Company's consolidated financial position or results of operations or liquidity. No provision for any liability that may result from this action has been recognized in the Company's consolidated financial statements.

The Company is also involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations or liquidity.

10.  Fair Value of Financial Instruments

The carrying amount of cash, cash equivalents, accounts receivable, short-term debt, accounts payable, and accrued liabilities approximates their fair value because of the short duration of these instruments.

11.  Commitments

The Company has several noncancelable operating leases, primarily for warehousing and office space, expiring at various dates through 2004. These leases contain renewal options for periods ranging from one to three years and require the Company to pay its proportionate share of utilities, taxes, and insurance. Rent expense under these leases for 1998, 1997 and 1996 was $2.5 million, $2.3 million, and $2.5 million, respectively.

Future minimum lease payments under these leases are: 1999 - $2.9 million; 2000 - $2.1 million; 2001 - $2.0 million; 2002 - $1.7 million; 2003 - $1.4 million; and 2004 - $1.3 million.

12.  Contingencies

The Company has agreements with the Industrial Development Authority of Ireland ("IDA") under which the Company receives grant monies for costs incurred for machinery, equipment, and building improvements for its Galway and Castlebar facilities equal to 40% and 60%, respectively, of such costs up to a maximum of $13.1 million and $1.3 million, respectively. Such grant monies are subject to the Company meeting certain employment goals and maintaining operations in Ireland until termination of the respective agreements. The total cumulative amounts of capital grant claims submitted and received through December 31, 1998 for the Galway facility were approximately $12.8 million and $9.4 million, respectively. The total cumulative amount of capital grant claims submitted through December 31, 1998 for the Castlebar facility was $1.3 million; no capital grant claims had been received for the Castlebar facility. Under separate agreements with the IDA, the Company receives direct reimbursement of training costs at its Galway and Castlebar facilities for up to $3,000 and $12,500, respectively, per new employee hired. The total cumulative amounts of training grant claims submitted and received through December 31, 1998 for the Galway facility were approximately $1.3 million and $1.3 million, respectively. The total cumulative amount of training grant claims submitted through December 31, 1998 for the Castlebar facility was approximately $1.0 million; no training grant claims had been received for the Castlebar facility.

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

13.  Quarterly Financial Data (Unaudited)

The following is a summary of quarterly results of operations in thousands except per share amounts:

                                                     Q1              Q2              Q3              Q4
1998:
Net Sales                                      $218,867        $260,661        $327,370        $318,937
Gross Profit                                    $98,012        $118,218        $144,283        $144,249
Net Income                                      $26,726         $26,772         $46,618         $47,460
Basic Earnings Per Share                           $.28            $.28            $.49            $.50
Basic Weighted Average Shares Outstanding        95,304          95,394          95,537          95,775
Diluted Earnings Per Share                         $.28            $.28            $.48            $.49
Diluted Weighted Average Shares Outstanding      96,568          96,740          96,861          97,712

1997:
Net Sales                                      $171,989        $203,619        $246,044        $251,736
Gross Profit                                    $76,188         $91,410        $113,573        $116,157
Net Income                                      $20,975         $26,611         $36,773         $37,429
Basic Earnings Per Share                           $.22            $.28            $.39            $.39
Basic Weighted Average Shares Outstanding        94,542          95,049          95,154          95,226
Diluted Earnings Per Share                         $.22            $.28            $.38            $.39
Diluted Weighted Average Shares Outstanding      95,551          96,076          96,495          96,588

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

                                    Part III

Item 10.  Directors of the Registrant
Information with respect to Directors may be found under the caption "Occupations of Directors" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 1999. Such information is incorporated herein by reference.

Item 11.  Executive Compensation
The  information set forth under the caption "Executive Compensation"  appearing
in   the  Company's  definitive  Proxy  Statement  for  the  Annual  Meeting  of
Shareholders to be held on May 7, 1999 is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
The information set forth under the caption, "Management and Principal Holders of Voting Securities" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 1999 is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions
The information set forth under the captions, "Certain Relationships and Related Transactions" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 1999 is incorporated herein by reference.

                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a)  Documents filed as part of Form 10-K

1.  Consolidated Financial Statements
The consolidated financial statements of the Company have been included in Item 8 of this report.

     Consolidated Balance Sheets as of December 31, 1998 and 1997
     Consolidated Statements of Income for each of the three years ended
          December 31, 1998, 1997 and 1996
     Consolidated Statements of Changes in Shareholders' Equity for each of the three years ended December 31, 1998, 1997 and 1996
     Consolidated Statements of Cash Flows for each of the three years ended
          December 31, 1998, 1997 and 1996
     Notes to Consolidated Financial Statements

2.  Consolidated Financial Statement Schedules

      Schedule     Description                                              Page
       Number                                                                No.
         II        Valuation and Qualifying Accounts and Reserves            40

Schedules other than those listed above have been omitted since they are either not required or the information required is included in the consolidated financial statements or the notes thereto.

KPMG LLP's reports with respect to the above listed consolidated financial statements and consolidated financial statement schedule are included herein on pages 37 and 38.

3.  Exhibit Listing

 Exhibit
 Number  Description

 3.01    Articles of Organization of the Registrant, as amended
 3.02    By-Laws of the Registrant, as amended and restated
 10.01   1987 Stock Option Plan of the Registrant (X)
 10.02 Form of Incentive Stock Option Agreement under the Registrant's 1987 Stock Option Plan (X)
 10.03 Form of the Non-Qualified Stock Option Agreement under the Registrant's 1987 Stock Option Plan (X)
 10.04 The Registrant's Employee Stock Ownership Plan Trust Agreement dated December 30, 1987 (X)
 10.05 The Registrant's Employee Stock Ownership Plan dated December 30, 1987, as amended and restated (X)
 10.06   Employment Agreement dated June 16, 1986 between the Company and Rodger
         B. Dowdell, Jr. (X)
 10.7 Unsecured line of credit agreement dated June 29, 1991 between the Registrant and Rhode Island Hospital Trust National Bank
 10.8 Unsecured line of credit agreement dated December 30, 1991 between the Registrant and Fleet National Bank
 10.9 Amendment dated December 30, 1992 to Unsecured line of credit agreement between the Registrant and Fleet National Bank
 10.10 Grant agreement dated February 16, 1994 between the Registrant and Industrial Development Authority of Ireland
 10.11 Contract for Sale dated January 31, 1994 between the Registrant and Digital Equipment International
 10.12 Management Agreement dated January 31, 1994 between the Registrant and Digital Equipment International
 10.13 Licence Agreement dated January 31, 1994 between the Registrant (Grantor) and Digital Equipment International (Licencee)
 10.14 Grant of Options Agreement dated January 31, 1994 between the Registrant and Digital Equipment International
 10.15 Memorandum Agreement dated January 31, 1994 between the Registrant and Digital Equipment International
 10.16   1993 Non-Employee Director Stock Option Plan (X)
 10.17 Letter Agreement dated June 22, 1995 to amend loan agreement dated December 30, 1991 by and between Registrant and Fleet National Bank
 10.18 Letter Agreement dated October 11, 1995 to amend loan agreement dated December 30, 1991 by and between Registrant and Fleet National Bank
 10.19 Purchase and Sale Contract dated April 12, 1995 between the Registrant and Trustees of Normac-Billerica Associates III u/d/t dated
         October 11, 1979
 10.20 American Power Conversion Corporation B.V. Profit Sharing Scheme dated September 25, 1996 (X)
 10.21   1997 Non-Employee Director Stock Option Plan of the Registrant (X)
 10.22   1997 Stock Option Plan of the Registrant (X)
 10.23   1997 Employee Stock Purchase Plan of the Registrant (X)
 21      Subsidiaries of Registrant
 23      Consent of KPMG LLP
 27      Financial Data Schedule

(X) Indicates a management contract or any compensatory plan, contract or arrangement.

(b)  Reports on Form 8-K
No reports on Form 8-K have been filed by the Registrant during the quarter ended December 31, 1998.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
American Power Conversion Corporation:


We have audited the accompanying consolidated balance sheets of American Power Conversion Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Power Conversion Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                   KPMG LLP



Providence, Rhode Island
February 4, 1999

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Shareholders
American Power Conversion Corporation:


Under date of February 4, 1999, we reported on the consolidated balance sheets of American Power Conversion Corporation and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998, as contained in the annual report on Form 10-K for the year 1998. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule listed in Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                   KPMG LLP



Providence, Rhode Island
February 4, 1999

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      AMERICAN POWER CONVERSION CORPORATION

                                          Date:  March 22, 1999

                             By:  /s/ Donald M. Muir
                     Donald M. Muir, Chief Financial Officer
                  (principal financial and accounting officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the date indicated.

                                          Date: March 22, 1999

                         By:  /s/ Rodger B. Dowdell, Jr.
                             Rodger B. Dowdell, Jr.,
                              Chairman, President,
                      Chief Executive Officer and Director
                          (principal executive officer)

                                          Date: March 22, 1999

                              /s/ Neil E. Rasmussen
                               Neil E. Rasmussen,
                           Vice President and Director

                                          Date: March 22, 1999

                            /s/  Emanuel E. Landsman
                              Emanuel E. Landsman,
                       Vice President, Clerk and Director

                                          Date: March 22, 1999

                                /s/ Ervin F. Lyon
                                 Ervin F. Lyon,
                                    Director

                                          Date: March 22, 1999

                               /s/ James D. Gerson
                                James D. Gerson,
                                    Director

                                                                     Schedule II

             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

                 Valuation and Qualifying Accounts and Reserves

              For the years ended December 31, 1998, 1997 and 1996




   Valuation accounts deducted from assets to which they apply:

   In thousands       Allowance for Doubtful Accounts Receivable
           Balance at     Charged to Costs     Write Offs/       Balance at
        Beginning of Year   and Expenses     Allowances Taken    End of Year
   1998      $12,230           $6,593             $(3,352)         $15,471

   1997       10,789            4,834              (3,393)          12,230

   1996        6,920            4,291                (422)          10,789

             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
                                  EXHIBIT INDEX

 Exhibit                                                                        Page
 Number         Description                                                      No.
 3.01****       Articles of Organization of the Registrant, as amended (3.01)
 3.02           By-Laws of the Registrant, as amended and restated              43-50
 10.01*         1987 Stock Option Plan of the Registrant (10.01) (X)
 10.02*         Form of Incentive Stock Option Agreement under the Registrant's
                1987 Stock Option Plan (10.02) (X)
 10.03*         Form of the Non-Qualified Stock Option Agreement under the
                Registrant's 1987 Stock Option Plan (10.03) (X)
 10.04*         The Registrant's Employee Stock Ownership Plan Trust Agreement
                dated December 30, 1987 (10.04) (X)
 10.05**        The Registrant's Employee Stock Ownership Plan dated December
                30, 1987, as amended and restated (10.05) (X)
 10.06*         Employment Agreement dated June 16, 1986 between the Company and
                Rodger B. Dowdell, Jr. (10.07) (X)
 10.7**         Unsecured line of credit agreement dated June 29, 1991 between the Registrant and Rhode Island Hospital Trust National Bank
                (10.19)
 10.8**         Unsecured line of credit agreement dated December 30, 1991 between the Registrant and Fleet National Bank (10.20)
 10.9***        Amendment dated December 30, 1992 to Unsecured line of credit agreement between the Registrant and Fleet National Bank (10.13)
 10.10***       Grant agreement dated February 16, 1994 between the Registrant and Industrial Development Authority of Ireland (10.14)
 10.11***       Contract for Sale dated January 31, 1994 between the Registrant and Digital Equipment International (10.15)
 10.12***       Management Agreement dated January 31, 1994 between the
                Registrant and Digital Equipment International (10.17)
 10.13***       Licence Agreement dated January 31, 1994 between the Registrant
                (Grantor) and Digital Equipment International (Licencee) (10.18)
 10.14***       Grant of Options Agreement dated January 31, 1994 between the
                Registrant and Digital Equipment International (10.19)
 10.15***       Memorandum Agreement dated January 31, 1994 between the
                Registrant and Digital Equipment International (10.20)
 10.16***       1993 Non-Employee Director Stock Option Plan (10.22) (X)
 10.17*****     Letter Agreement dated June 22, 1995 to amend loan agreement dated December 30, 1991 by and between Registrant and Fleet
                National Bank (10.1)
 10.18******    Letter Agreement dated October 11, 1995 to amend loan agreement dated December 30, 1991 by and between Registrant and Fleet
                National Bank (10.1)
 10.19*******   Purchase and Sale Contract dated April 12, 1995 between the
                Registrant and Trustees of Normac-Billerica Associates III
                u/d/t dated October 11, 1979 (10.19)
 10.20********  American Power Conversion Corporation B.V. Profit Sharing Scheme
                dated September 25, 1996 (10.20) (X)
 10.21********* 1997 Non-Employee Director Stock Option Plan of the Registrant
                (4.4) (X)
 10.22********* 1997 Stock Option Plan of the Registrant (4.5) (X)
 10.23********* 1997 Employee Stock Purchase Plan of the Registrant (4.6) (X)
 21             Subsidiaries of Registrant                                        51
 23             Consent of KPMG LLP                                               52
 27             Financial Data Schedule                                           53

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

                                                                    Exhibit 3.02

                      AMERICAN POWER CONVERSION CORPORATION

                          *****************************

                              AMENDED AND RESTATED
                                     BY-LAWS

                          *****************************

                                    ARTICLE I

                                  Stockholders

     1. Annual Meeting. The annual meeting of stockholders shall be held on the 4th Tuesday in April in each year (or if that be a legal holiday in the place where the meeting is to be held, on the next succeeding full business day) at 10:00 A.M. unless a different hour is fixed by the Directors or the President and stated in the notice of the meeting. The purposes for which the annual meeting is to be held, in addition to those prescribed by law, by the Articles of Organization or by these By-laws, may be specified by the Directors or the President. In the event an annual meeting has not been held on the date fixed in these By-laws, a special meeting in lieu of the annual meeting may be held with all the force and effect of an annual meeting.
     2. Special Meetings. Special meetings of stockholders may be called by the President or by the Directors. Upon written application of one or more stockholders who hold at least 40% of the capital stock entitled to vote at a meeting, a special meeting shall be called by the Clerk, or in case of the death, absence, incapacity or refusal of the Clerk, by any other officer.
     3. Place of Meetings. All meetings of stockholders shall be held at the principal office of the corporation unless a different place (within or without Massachusetts, but within the United States) is fixed by the Directors or the President and stated in the notice of the meeting.
     4. Notice of Meetings. A written notice of the place, date and hour of all meetings of stockholders stating the purpose of the meeting shall be given by the Clerk or an Assistant Clerk or by the person calling the meeting at least seven days before the meeting or such longer period as is required by law to each stockholder entitled to vote thereat and to each stockholder who under the law, under the Articles of Organization or under these By-laws, is entitled to such notice, by leaving such notice with him or at his residence or usual place of business, or by mailing it, postage prepaid, and addressed to such stockholder at his address as it appears in the records of the corporation. Whenever notice of a meeting is required to be given a stockholder under any provision of the Massachusetts Business Corporation Law or of the Articles of Organization or these By-laws, a written waiver thereof, executed before or after the meeting by such stockholder or his attorney thereunto authorized and filed with the records of the meeting, shall be deemed equivalent to such notice.
     5.    Notice  of  Stockholder Business.  The following provisions  of  this
Section 5 shall apply to the conduct of business at any meeting of the stockholders. (As used in this Section 5, the term annual meeting shall include a special meeting in lieu of annual meeting.)
           (a) At any meeting of the stockholders, only such business shall be conducted as shall have been brought before the meeting (i) pursuant to the corporation's notice of meeting, (ii) by or at the direction of the Board of Directors or (iii) by any stockholder of the corporation who is a stockholder of record at the time of giving of the notice provided for in paragraph (b) of this
Section 5, who shall be entitled to vote at such meeting and who complies with the notice procedures set forth in paragraph (b) of this Section 5.
           (b) For business to be properly brought before any meeting of the stockholders by a stockholder pursuant to clause (iii) of paragraph (a) of this By-law, the stockholder must have given timely notice thereof in writing to the Clerk of the corporation. To be timely, a stockholder's notice must be delivered to or mailed and received at the principal executive offices of the corporation (i) in the case of any annual meeting, not less than ninety (90) days nor more than one hundred and twenty (120) days prior to the date specified in Section 1 above for such annual meeting, regardless of any postponements, deferrals or adjournments of that meeting to a later date; provided, however, that if a special meeting in lieu of annual meeting of stockholders is to be held on a date prior to the date specified in Section 1 above, and if less than seventy (70) days' notice or prior public disclosure of the date of such special meeting in lieu of annual meeting is given or made, notice by the stockholder to be timely must be so delivered or received not later than the close of business on the tenth day following the earlier of the date on which notice of the date of such special meeting in lieu of annual meeting was mailed or the day on which public disclosure was made of the date of such special meeting in lieu of annual meeting; and (ii) in the case of a special meeting (other than a special meeting in lieu of an annual meeting), not later than the tenth day following the earlier of the day on which notice of the date of the scheduled meeting was mailed or the day on which public disclosure was made of the date of the scheduled meeting. A stockholder's notice to the Clerk shall set forth as to each matter the stockholder proposes to bring before the meeting, (i) a brief description of the business desired to be brought before the meeting and the reasons for conducting such business at the meeting, (ii) the name and address, as they appear on the corporation's books, of the stockholder proposing such business, the name and address of the beneficial owner, if any, on whose behalf the proposal is made, and the name and address of any other stockholders or beneficial owners known by such stockholder to be supporting such proposal,
(iii) the class and number of shares of the corporation which are owned beneficially and of record by the stockholder proposing such business, by the beneficial owner, if any, on whose behalf the proposal is made, and by any other stockholders or beneficial owners known by such stockholder to be supporting such proposal, and (iv) any material interest in such proposed business of the stockholder proposing such business, any material interest in such proposed business of the beneficial owner, if any, on whose behalf the proposal is made, and any material interest in such proposed business of any other stockholders or beneficial owners known by such stockholder to be supporting such proposal, to the extent known by such stockholder.
           (c) Notwithstanding anything in these By-laws to the contrary, no business shall be conducted at a meeting except in accordance with the procedures set forth in these By-laws. The person presiding at the meeting shall, if the facts warrant, determine that business was not properly brought before the meeting and in accordance with the procedures prescribed by these By-laws, and if he should so determine, he shall so declare at the meeting and any such business not properly brought before the meeting shall not be transacted. Notwithstanding the foregoing provision of this By-law, a stockholder shall also comply with all applicable requirements of the Securities Exchange Act of 1934, as amended (or any successor provision), and the rules and regulations thereunder with respect to the matters set forth in this By-law.
           (d) This provision shall not prevent the consideration and approval or disapproval at the meeting of reports of officers, Directors and committees of the Board of Directors, but, in connection with such reports, no new business shall be acted upon at such meeting unless properly brought before the meeting as herein provided.
     6. Quorum. The holders of a majority in interest of all stock issued, outstanding and entitled to vote at a meeting shall constitute a quorum, but a lesser number may adjourn any meeting from time to time without further notice; except that, if two or more classes of stock are outstanding and entitled to vote as separate classes, then in the case of each such class, a quorum shall consist of the holders of a majority in interest of the stock of that class issued, outstanding and entitled to vote.
     7. Voting and Proxies. Each stockholder shall have one vote for each share of stock entitled to vote owned by him and a proportionate vote for a fractional share, unless otherwise provided by the Articles of Organization in the case that the corporation has two or more classes or series of stock. Capital stock shall not be voted if any installment of the subscription therefor has been duly demanded in accordance with the law of the Commonwealth of Massachusetts and is overdue and unpaid. Stockholders may vote either in person or by written proxy. Proxies shall be filed with the clerk of the meeting, or of any adjournment thereof, before being voted. No proxy dated more than six months before the date named therein shall be valid and no proxy shall be valid after the final adjournment of such meeting. Notwithstanding the provisions of the preceding sentence, a proxy coupled with an interest sufficient in law to support an irrevocable power, including, without limitation, an interest in shares or in the corporation generally, may be made irrevocable if it so provides, need not specify the meeting to which it relates, and shall be valid and enforceable until the interest terminates, or for such shorter period as may be specified in the proxy. Except as otherwise limited therein, proxies shall entitle the persons named therein to vote at any adjournment of such meeting but shall not be valid after final adjournment of such meeting. A proxy with respect to stock held in the name of two or more persons shall be valid if executed by any one of them unless at or prior to exercise of the proxy the corporation receives a specific written notice to the contrary from any one of them. A proxy purporting to be executed by or on behalf of a stockholder shall be deemed valid unless challenged at or prior to its exercise and the burden of proving invalidity shall rest on the challenger.

     8. Action at Meeting. When a quorum is present, the holders of a majority of the stock present or represented and voting on a matter (or if there are two or more classes of stock entitled to vote as separate classes, then in the case of each such class, the holders of a majority of the stock of that class present or represented and voting on a matter), except where a larger vote is required by law, the Articles of Organization or these By-laws, shall decide any matter to be voted on by the stockholders. Any election of directors or officers by the stockholders shall be determined by a plurality of the votes cast by stockholders entitled to vote at the election. Any such elections shall be by ballot if so requested by any stockholder entitled to vote thereon. The corporation shall not directly or indirectly vote any share of its own stock.
     9. Action without Meeting. Any action required or permitted to be taken at any meeting of the stockholders may be taken without a meeting if all stockholders entitled to vote on the matter consent to the action in writing and the written consents are filed with the records of the meetings of stockholders. Such consent shall be treated for all purposes as a vote at a meeting.

                                   ARTICLE II

                                    Directors

     1. Powers. The business of the corporation shall be managed by a Board of Directors who may exercise all the powers of the corporation except as otherwise provided by law, by the Articles of Organization or by these By-laws. In the event of vacancy in the Board of Directors, the remaining Directors, except as otherwise provided by law, may exercise the powers of the full Board until the vacancy is filled.
     2. Election. A Board of Directors shall be elected by the stockholders at the annual meeting. The number of directors shall be fixed by the stockholders (except as that number may be enlarged by the Board of Directors acting pursuant to Section 4 of this Article), but shall be not less than three, except that whenever there shall be only two stockholders the number of directors shall be not less than two and whenever there shall be only one stockholder or prior to the issuance of any stock, there shall be at least one director, and shall be not more than nine.
     3. Vacancies. Any vacancy in the Board of Directors, however occurring, including a vacancy resulting from the enlargement of the Board, may be filled by the stockholders or, in the absence of stockholder action, by the Directors.
     4. Enlargement of the Board. The Board of Directors may be enlarged by the stockholders at any meeting or by vote of a majority of the Directors then in office.
     5. Tenure. Except as otherwise provided by law, by the Articles of Organization or by these By-laws, Directors shall hold office until the next annual meeting of stockholders and until their successors are chosen and qualified. Any Director may resign by delivering his written resignation to the corporation at its principal office or to the President, Clerk or Secretary. Such resignation shall be effective upon receipt unless it is specified to be effective at some other time or upon the happening of some other event.
     6. Removal. A Director may be removed from office (a) with or without cause by the vote of the holders of at least two-thirds of the shares entitled to vote in the election of Directors, provided that the Directors of a class elected by a particular class of stockholders may be removed only by the vote of the holders of at least two-thirds of the shares of the particular class of stockholders entitled to vote for the election of such Directors; or (b) for cause by vote of at least two-thirds of the Directors then in office. A Director may be removed for cause only after a reasonable notice and opportunity to be heard before the body proposing to remove him.
     7. Meetings. Regular meetings of the Directors may be held without call or notice at such places and at such times as the Directors may from time to time determine, provided that any Director who is absent when such determination is made shall be given notice of the determination. A regular meeting of the Directors may be held without a call or notice at the same place as the annual meeting of stockholders.
          Special meetings of the Directors may be held at any time and place designated in a call by the President or two or more Directors.
     8. Telephone Conference Meetings. Members of the Board of Directors may participate in a meeting of the board by means of a conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other at the same time and participation by such means shall constitute presence in person at a meeting.

     9. Notice of Meetings. Notice of all special meetings of the Directors shall be given to each Director by the Secretary, or Assistant Secretary, or if there be no Secretary or Assistant Secretary, by the Clerk, or Assistant Clerk, or in case of the death, absence, incapacity or refusal of such persons, by the officer or one of the Directors calling the meeting. Notice shall be given to each Director in person or by telephone or by telegram sent to his business or home address at least twenty-four hours in advance of the meeting, or by written notice mailed to his business or home address at least forty-eight hours in advance of the meeting. Notice of a meeting need not be given to any Director if a written waiver of notice, executed by him before or after the meeting, is filed with the records of the meeting, or to any Director who attends the meeting without protesting prior thereto or at its commencement the lack of notice to him. A notice or waiver of notice of a Directors' meeting need not specify the purposes of the meeting.
     10. Quorum. At any meeting of the Directors, a majority of the Directors then in office shall constitute a quorum. Less than a quorum may adjourn any meeting from time to time without further notice.
     11. Action at Meeting. At any meeting of the Directors at which a quorum is present, a majority of the Directors present may take any action on behalf of the Board except to the extent that a larger number is required by law or the Articles of Organization or these By-laws.
     12. Action by Consent. Any action required or permitted to be taken at any meeting of the Directors may be taken without a meeting, if all the Directors consent to the action in writing and the written consents are filed with the records of the meetings of Directors. Such consents shall be treated for all purposes as a vote at a meeting.
     13. Committees. The Directors may, by vote of a majority of the Directors then in office, elect from their number an executive or other committees and may by like vote delegate thereto some or all of their powers except those which by law, the Articles of Organization or these By-laws they are prohibited from delegating to such committee. Except as the Directors may otherwise determine, any such committee may make rules for the conduct of its business, but unless otherwise provided by the Directors or in such rules, its business shall be conducted as nearly as may be in the same manner as is provided by these By-laws for the Directors.

                                   ARTICLE III

                                    Officers

     1. Enumeration. The officers of the corporation shall consist of a President, a Treasurer, a Clerk, and such other officers, including a Chairman of the Board of Directors, one or more Vice-Presidents, Assistant Treasurers, Assistant Clerks, Secretary and Assistant Secretaries as the Directors may determine.
     2. Election. The President, Treasurer and Clerk shall be elected annually by the Directors at their first meeting following the annual meeting of stockholders. other officers may be chosen by the Directors at such meeting or at any other meeting.
     3. Qualification. The President may, but need not be, a Director. No officer need be a stockholder. Any two or more offices may be held by the same person, provided that the President and Clerk shall not be the same person. The Clerk shall be a resident of Massachusetts unless the corporation has a resident agent appointed for the purpose of service of process. Any officer may be required by the Directors to give bond for the faithful performance of his duties to the corporation in such amount and with such sureties as the Directors may determine.
     4. Tenure. Except as otherwise provided by law, by the Articles of Organization or by these By-laws, the President, Treasurer and Clerk shall hold office until the first meeting of the Directors following the next annual meeting of stockholders and until their successors are chosen and qualified; and all other officers shall hold office until the first meeting of the Directors following the next annual meeting of stockholders and until their successors are chosen and qualified, unless a shorter term is specified in the vote choosing or appointing them. Any officer may resign by delivering his written resignation to the corporation at its principal office or to the President, Clerk or Secretary, and such resignation shall be effective upon receipt unless it is specified to be effective at some other time or upon the happening of some other event.
     5. Removal. The Directors may remove any officer with or without cause by vote of a majority of the Directors then in office; provided, that an officer may be removed for cause only after a reasonable notice and opportunity to be heard before the Board of Directors.
     6. President, Chairman of the Board, and Vice-President. The President shall, unless otherwise provided by the Directors, be the chief executive officer of the corporation and shall, subject to the direction of the Directors, have general supervision and control of its business. Unless otherwise provided by the Directors he shall preside, when present, at all meetings of stockholders and, unless a Chairman of the Board has been elected and is present, of the Directors.
          If a Chairman of the Board of he shall preside at all meetings of the Board of Directors at which he is present. The Chairman shall have such other powers as the Directors may from time to time designate.
          Any Vice-President shall have such powers as the Directors may from time to time designate.
     7. Treasurer and Assistant Treasurer. The Treasurer shall, subject to the direction of the Directors, have general charge of the financial affairs of the corporation and shall cause accurate books of account to be kept. He shall have custody of all funds, securities, and valuable documents of the corporation, except as the Directors may otherwise provide.
          Any Assistant Treasurer shall have such powers as the Directors may from time to time designate.
     8. Clerk and Assistant Clerks. The Clerk shall record all proceedings of the stockholders in a book to be kept therefor. Unless a transfer agent is appointed, the Clerk shall keep or cause to be kept in Massachusetts, at the principal office of the corporation or at his office, the stock and transfer records of the corporation, in which are contained the names of all stockholders and the record address and the amount of stock held by each.
          In case a Secretary is not elected, the Clerk shall record all proceedings of the Directors in a book to be kept therefor.
          In the absence of the Clerk from any meeting of the stockholders, an Assistant Clerk, if one be elected, otherwise a Temporary Clerk designated by the person presiding at the meeting, shall perform the duties of the Clerk. Any Assistant Clerk shall have such additional powers as the Directors may from time to time designate.
     9. Secretary and Assistant Secretaries. If a Secretary is elected, he shall keep a record of the meetings of the Directors and in his absence, an Assistant Secretary, if one be elected, otherwise a Temporary Secretary designated by the person presiding at the meeting, shall keep a record of the meetings of the Directors.
          Any Assistant Secretary shall have such additional powers as the Directors may from time to time designate.
     10. Other Powers and Duties. Each officer shall, subject to these By-laws, have in addition to the duties and powers specifically set forth in these By-laws, such duties and powers as are customarily incident to his office, and such duties and powers as the Directors may from time to time designate.

                                   ARTICLE IV

                                  Capital Stock

     1. Certificates of Stock. Subject to the provisions of Section 2 below, each stockholder shall be entitled to a certificate of the capital stock of the corporation in such form as may be prescribed from time to time by the
Directors. The certificate shall be signed by the President or a Vice-President, and by the treasurer or an Assistant Treasurer; provided, however, such signatures may be facsimiles if the certificate is signed by a transfer agent, or by a registrar, other than a Director, officer or employee of the corporation. In case any officer who has signed or whose facsimile signature has been placed on such certificate shall have ceased to be such officer before such certificate is issued, it may be issued by the corporation with the same effect as if he were such officer at the time of its issue.
          Every certificate issued for shares of stock at a time when such shares are subject to any restriction on transfer pursuant to the Articles of Organization, these By-laws or any agreement to which the corporation is a party shall have the restriction noted conspicuously on the certificate and shall also set forth on the face or back of the certificate either the full text of the restriction or a statement of the existence of such restriction and a statement that the corporation will furnish a copy thereof to the holder of such certificate upon written request and without charge. Every stock certificate issued by the corporation at a time when it is authorized to issue more than one class or series of stock shall set forth upon the face or back of the certificate either the full text of the preferences, voting powers, qualifications and special and relative rights of the shares of each class and series, if any, authorized to be issued, as set forth in the Articles of
Organization, or a statement of the existence of such preferences, powers, qualifications, and rights, and a statement that the corporation will furnish a copy thereof to the holder of such certificate upon written request and without charge.
     2. Stockholder Open Accounts. The corporation may maintain or caused to be maintained stockholder open accounts in which may be recorded all stockholders, ownership of stock and all changes therein. Certificates need not be issued for shares so recorded in a stockholder open account unless requested by the stockholder.
     3. Transfers. Subject to the restrictions, if any, stated or noted on the stock certificates, shares of stock may be transferred in the records of the corporation by the surrender to the corporation or its transfer agent of the certificate therefor, properly endorsed or accompanied by a written assignment and power of attorney properly executed, with necessary transfer stamps affixed, and with such proof of the authenticity of signature as the corporation or its transfer agent may reasonably require. When such stock certificates are thus properly surrendered to the corporation or its transfer agent, the corporation or transfer agent shall cause the records of the corporation to reflect the transfer of the shares of stock. Except as may be otherwise required by law, by the Articles of Organization or by these By-laws, the corporation shall be entitled to treat the record holder of stock as shown in its records as the owner of such stock for all purposes, including the payment of dividends and the right to vote with respect thereof, regardless of any transfer, pledge or other disposition of such stock, until the shares have been transferred on the books of the corporation in accordance with the requirements of these By-laws.
          It shall be the duty of each stockholder to notify the corporation of his post office address.
     4. Record Date. The Directors may fix in advance a time which shall be not more than sixty (60) days before the date of any meeting of stockholders or the date for the payment of any dividend or the making of any distribution to stockholders or the last day on which the consent or dissent of stockholders may be effectively expressed for any purpose, as the record date for determining the stockholders having the right to notice of and to vote at such meeting and any adjournment thereof or the right to receive such dividend or distribution or the right to give such consent or dissent. In such case only stockholders of record on such record date shall have such right, notwithstanding any transfer of stock on the books of the corporation after the record date. Without fixing such record date the Directors may for any of such purposes close the transfer books for all or any part of such period.
          If no record date is fixed and the transfer books are not closed, the record date for determining stockholders having the right to notice of or to vote at a meeting of stockholders shall be at the close of business on the day next preceding the day on which notice is given, and the record date for determining stockholders for any other purpose shall be at the close of business on the day on which the Board of Directors acts with respect thereto.
     5. Replacement of Certificates. In case of the alleged loss, mutilation or destruction of a certificate of stock, a duplicate certificate may be issued in place thereof, upon such terms and conditions as the Directors may prescribe.
     6. Issue of Capital Stock. The whole or any part of the then authorized but unissued shares of each class of stock may be issued at any time or from time to time by the Board of Directors without action by the stockholders.
     7. Reacquisition of Stock. Shares of stock previously issued which have been reacquired by the corporation, may be restored to the status of authorized but unissued shares by vote of the Board of Directors, without amendment of the Articles of Organization.

                                    ARTICLE V

                        Provisions Relative to Directors,
                      Officers, Stockholders and Employees

     1. Certain Contracts and Transactions. In the absence of fraud or bad faith, no contract or transaction by this corporation shall be void, voidable or in any way affected by reason of the fact that the contract or transaction is
(a) with one or more of its officers, Directors, stockholders or employees, (b) with a person who is in any way interested in this corporation or (c) with a corporation, organization or other concern in which an officer, Director, stockholder or employee of this corporation is an officer, director, stockholder, employee or in any way interested. The provisions of this section shall apply notwithstanding the fact that the presence of a Director or stockholder, with whom a contract or transaction is made or entered into or who is an officer, director, stockholder or employee of a corporation, organization or other concern with which a contract or transaction is made or entered into or who is in any way interested in such contract or transaction, was necessary to constitute a quorum at the meeting of the Directors (or any authorized committee thereof) or stockholders at which such contract or transaction was authorized and/or that the vote of such Director or stockholder was necessary for the adoption of such contract or transaction, provided that if said interest was material, it shall have been known or disclosed to the Directors or stockholders voting at said meeting on said contract or transaction. A general notice to any person voting on said contract or transaction that an officer, Director, stockholder or employee has a material interest in any corporation, organization or other concern shall be sufficient disclosure as to such officer, Director, stockholder or employee with respect to all contracts and transactions with such corporation, organization or other concern. This section shall be subject to amendment or repeal only by action of the stockholders.
     2. Indemnification. Each Director and officer of the corporation, and any person who, at the request of the corporation, serves as a director or officer of another organization shall be indemnified by the corporation against any cost, expense (including attorneys, fees), judgment, liability and/or amount paid in settlement reasonably incurred by or imposed upon him in connection with any action, suit or proceeding (including any proceeding before any administrative or legislative body or agency), to which he may be made a party or otherwise involved or with which he shall be threatened, by reason of his being, or related to his status as, a Director or officer of the corporation or of any other organization, which other organization he serves or has served as director or officer at the request of the corporation (whether or not he continues  to  be  an  officer  or Director of the  corporation  or  such  other organization  at  the  time  such  action, suit  or  proceeding  is  brought  or threatened), unless such indemnification is prohibited by the Business Corporation Law of the Commonwealth of Massachusetts. The foregoing right of indemnification shall be in addition to any rights to which any such person may otherwise be entitled and shall inure to the benefit of the executors or administrators of each such person. The corporation may pay the expenses incurred by any such person in defending a civil or criminal action, suit or proceeding in advance of the final disposition of such action, suit, or proceeding, upon receipt of an undertaking by such person to repay such payment if it is determined that such person is not entitled to indemnification hereunder. This section shall not affect any rights to indemnification to which corporate personnel other than Directors and officers may be entitled by contract or otherwise under law. This section shall be subject to amendment or repeal only by action of the stockholders.

                                   ARTICLE VI

                            Miscellaneous Provisions

     1. Fiscal Year. Except as from time to time otherwise determined by the Directors, the fiscal year of the corporation shall be the twelve (12) months ending the last day of December. Following any change in the fiscal year previously adopted, a certificate of such change, signed under the penalties of perjury by the Clerk or an Assistant Clerk, shall be filed forthwith with the state secretary.
     2. Seal. The seal of this corporation shall, subject to alteration by the Directors, bear its name, the word "Massachusetts", and the year of its incorporation.
     3. Execution of Instruments. All deeds, leases, transfers, contracts, bonds, notes and other obligations authorized to be executed by an officer of the corporation in its behalf shall be signed by the President or the Treasurer except as the Directors may generally or in particular cases otherwise determine.
     4. Voting of Securities. Except as the Directors may otherwise designate, the President or Treasurer may waive notice of, and appoint any person or persons to act as proxy or attorney in fact for this corporation (with or without power of substitution) at any meeting of stockholders or shareholders of any other corporation or organization, the securities of which may be held by the corporation.
     5. Corporate Records. The original, or attested copies, of the Articles of Organization, By-laws and records of all meetings of incorporators and stockholders, and the stock and transfer records, which shall contain the names of all stockholders and the record address and the amount of stock held by each, shall be kept in Massachusetts at the principal office of the corporation or at an office of its transfer agent or of the Clerk or of its resident agent. Said copies and records need not all be kept in the same office. They shall be available at all reasonable times to the inspection of any stockholder for any proper purpose but not to secure a list of stockholders or other information for the purpose of selling said list or information or copies thereof or of using the same for a purpose other than in the interest of the applicant, as a stockholder, relative to the affairs of the corporation.
     6. Articles of Organization. All references in these By-laws to the Articles of Organization shall be deemed to refer to the Articles of Organization of the corporation, as amended and in effect from time to time.
     7. Amendments. These By-laws, to the extent provided in these By-laws, may be amended or repealed, in whole or in part, and new By-laws adopted either
(a) by the stockholders at any meeting of the stockholders by the affirmative vote of the holders of at least two-thirds in interest of the capital stock present and entitled to vote, provided that notice of the proposed amendment or repeal or of the proposed making of new By-laws shall have been given in the notice of such meeting, or (b) if so authorized by the Articles of Organization, by the Board of Directors at any meeting of the Board by the affirmative vote of at least two-thirds of the Directors then in office, but no amendment or repeal of a By-law shall be voted by the Board of Directors and no new By-law shall be made by the Board of Directors which alters the provisions of these By-laws with respect to removal of Directors, or the election of committees by Directors and the delegation of powers thereto, nor shall the Board of Directors make, amend or repeal any provision of the By-laws which by law, the Articles of Organization or the By-laws requires action by the stockholders. Not later than the time of giving notice of the meeting of stockholders next following the making, amending, or repealing by the Directors of any By-law, notice thereof stating the substance of such change shall be given to all stockholders entitled to vote on amending the By-laws. Any By-law or amendment of a By-law made the Board of Directors may be amended or repealed by the stockholders by affirmative vote as above provided in this Section 7.

                                   ARTICLE VII

                    Massachusetts General Laws, Chapter 110D

     Until such time as this Article VII shall be repealed or these By-laws shall be amended to provide otherwise in accordance with Article VI, Section 7 of these By-laws, the provisions of Chapter 110D of the Massachusetts General Laws shall not apply to "control share acquisitions" of the corporation within the meaning of said Chapter 110D.

                                                                      Exhibit 21

                      AMERICAN POWER CONVERSION CORPORATION
                        Subsidiaries as of March 31, 1999

                                                          Place of
Subsidiary                                                Incorporation
APC America, Inc.                                         Delaware
APC Sales & Service Corp.                                 Delaware
Systems Enhancement Corporation                           Missouri
APC Foreign Sales Corporation                             Barbados, W.I.
American Power Conversion Europe S.A.R.L.                 France
American Power Conversion Corporation (A.P.C.) B.V.       The Netherlands
     APC Distribution Limited                             Ireland
     APC (EMEA) Limited                                   Ireland
     APC Holdings B.V.                                    The Netherlands
          APC Deutschland GmbH                            Germany
          American Power Conversion UK Ltd.               England
          American Power Conversion Sweden AB             Sweden
          APC Benelux B.V.                                The Netherlands
     American Power Conversion (Phils.), Inc.             Philippines
          American Power Conversion Land Holdings Inc.    Philippines
          (40%; 60% Filipino nationals)
     APC (Suzhou) Uninterrupted Power Supply Co., Ltd.    China
     American Power Conversion Singapore Pte Ltd.         Singapore
Silcon A/S                                                Denmark
     American Power Conversion Denmark A/S                Denmark
     Gutor Electronic AG                                  Switzerland
     Gotec Limited                                        Ireland
     Silcon (Quingdao) Power Electronics Co. Ltd.         China
American Power Conversion Mexico, S.A. de C.V.            Mexico
American Power Conversion Uruguay S.A.                    Uruguay
APC Japan, Inc.                                           Japan
American Power Conversion (India) Private Limited         India

                                                                      Exhibit 23








                              ACCOUNTANTS' CONSENT



The Board of Directors
American Power Conversion Corporation:


We consent to incorporation by reference in the registration statement (No. 333-23007) on Form S-3 and in the registration statements (Nos. 33-25873, 33-54416, and 333-32563) on Form S-8 of American Power Conversion Corporation of our reports dated February 4, 1999, relating to the consolidated balance sheets of American Power Conversion Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998, and the related schedule, which reports appear in the 1998 annual report on Form 10-K of American Power Conversion Corporation.



                                   KPMG LLP


Providence, Rhode Island
March 22, 1999