Form 10-Q
period 1999-03-28
AMERICAN POWER CONVERSION CORPORATION
filed 1999-05-12
CIK 835910

                          QUARTERLY REPORT ON FORM 10-Q
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                            _________________________

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT
      OF 1934
      For the quarterly period ended March 28, 1999

                                       or

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

                             YES  [ X ]    NO  [   ]



     Registrant's Common Stock outstanding, $.01 par value, at May 6, 1999 -
                                95,957,000 shares

                                                                       FORM 10-Q
                                                                  March 28, 1999


             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

                                      INDEX


                                                                   Page No.

Part I - Financial Information:

  Item 1.  Consolidated Condensed Financial Statements:
           Consolidated Condensed Balance Sheets -
           March 28, 1999 (Unaudited) and December 31, 1998         3 - 4

           Consolidated Condensed Statements of Income -
           Three Months Ended
           March 28, 1999 and March 29, 1998 (Unaudited)              5

           Consolidated Condensed Statements of Cash Flows -
           Three Months Ended
           March 28, 1999 and March 29, 1998 (Unaudited)              6

           Notes to Consolidated Condensed Financial Statements
           (Unaudited)                                              7 - 8

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                      8 - 14

  Item 3.  Quantitative and Qualitative Disclosures About
           Market Risk                                                14

Part II - Other Information:

  Item 1.  Legal Proceedings                                          14

  Item 6.  Exhibits and Reports on Form 8-K                           14

Signatures                                                            15

                                                                       FORM 10-Q
                                                                  March 28, 1999
PART I - CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

ITEM 1 - FINANCIAL STATEMENTS

             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)

                                     ASSETS


                                                            March 28,        December 31,
                                                                1999                1998
                                                                     (Unaudited)

Current assets:
Cash and cash equivalents                                   $225,986            $219,908
Accounts receivable,
 less allowance for doubtful accounts of
 $17,544 in 1999 and $15,471 in 1998                         197,423             180,356
Inventories:
 Raw materials                                               105,167              87,975
 Work-in-process and finished goods                          138,355             140,707
Total inventories                                            243,522             228,682

Prepaid expenses and other current assets                     18,336              17,801

Deferred income taxes                                         25,776              28,498

Total current assets                                         711,043             675,245

Property, plant, and equipment:
 Land, buildings and improvements                             52,384              51,735
 Machinery and equipment                                     125,663             125,274
 Office equipment, furniture, and fixtures                    47,745              44,955
 Purchased software                                           12,001              11,505

                                                             237,793             233,469

Less accumulated depreciation and amortization                90,149              85,205

Net property, plant, and equipment                           147,644             148,264

Goodwill and other intangibles                                51,490              45,837

Other assets                                                   2,308               2,637


Total assets                                                $912,485            $871,983


     See accompanying notes to consolidated condensed financial statements.

                                                                       FORM 10-Q
                                                                  March 28, 1999


             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)
                                 (In thousands)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                            March 28,        December 31,
                                                                1999                1999
                                                                     (Unaudited)
Current liabilities:
Short term debt                                              $ 8,805             $12,540
Accounts payable                                              75,449              75,190
Accrued expenses                                              37,257              28,560
Accrued compensation                                          23,722              22,130
Accrued sales and marketing programs                          16,488              17,824
Accrued retirement contributions                               3,893               2,469
Income taxes payable                                          23,844              22,753

Total current liabilities                                    189,458             181,466

Deferred tax liability                                         5,703               7,500

Total liabilities                                            195,161             188,966

Minority interest                                                  -               1,725

Shareholders' equity:
Common stock, $.01 par value;
 authorized 200,000 shares; issued 96,040
 shares in 1999 and 95,973 shares in 1998                        960                 960
Additional paid-in capital                                    68,247              67,080
Retained earnings                                            649,092             614,301
Treasury stock, 125 shares, at cost                           (1,551)             (1,551)
Accumulated other comprehensive income                           576                 502

Total shareholders' equity                                   717,324             681,292

Total liabilities and shareholders' equity                  $912,485            $871,983



     See accompanying notes to consolidated condensed financial statements.

                                                                       FORM 10-Q
                                                                  March 28, 1999


             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    (In thousands except earnings per share)


                                                                 Three months ended
                                                           March 28,           March 29,
                                                               1999                1998
                                                                     (Unaudited)

Net sales                                                  $277,185            $218,867

Cost of goods sold                                          155,030             120,855

Gross profit                                                122,155              98,012

Operating expenses:
Marketing, selling, general and administrative               66,324              55,367
Research and development                                      8,952               7,724

Total operating expenses                                     75,276              63,091

Operating income                                             46,879              34,921

Other income, net                                             2,471               3,534

Earnings before income taxes                                 49,350              38,455

Income taxes                                                 14,559              11,729

Net income                                                  $34,791             $26,726

Basic earnings per share                                    $   .36              $  .28

Basic weighted average shares outstanding                    95,880              95,304

Diluted earnings per share                                  $   .36              $  .28

Diluted weighted average shares outstanding                  97,788              96,568


     See accompanying notes to consolidated condensed financial statements.

                                                                       FORM 10-Q
                                                                  March 28, 1999


             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)



                                                                    Three months ended
                                                           March 28,            March 29,
                                                               1999                 1998
                                                                          (Unaudited)
Cash flows from operating activities
Net income                                                  $34,791              $26,726
Adjustments to reconcile net income to net
 cash provided by operating activities:
Depreciation and amortization                                 5,805               6,396
Provision for doubtful accounts                               2,314               1,248
Deferred income taxes                                           925              (4,891)
Changes in operating assets and liabilities:
 Accounts receivable                                         (19,381)             (20,403)
 Inventories                                                 (14,840)             (26,723)
 Prepaid expenses and other current assets                     (535)              (2,066)
 Other assets                                                    329                  31
 Accounts payable                                                259              29,673
 Accrued expenses                                             10,377                 160
 Income taxes payable                                          1,091              16,571
Net cash provided by operating activities                    21,135              26,722

Cash flows from investing activities
Capital expenditures, net of capital grants                 (4,324)              (9,716)
Acquisition of minority interest                            (8,165)                   -
Net cash used in investing activities                       (12,489)             (9,716)

Cash flows from financing activities
Repayment of short term debt                                (3,735)                   -
Proceeds from issuances of common stock                       1,167                 746
Net cash (used in) provided by financing activities         (2,568)                 746

Net change in cash and cash equivalents                       6,078              17,752
Cash and cash equivalents at beginning of period            219,908              270,134
Cash and cash equivalents at end of period                  $225,986             $287,886

Supplemental cash flow disclosures
Cash paid for income taxes (net of refunds)                 $11,323              $    -



     See accompanying notes to consolidated condensed financial statements.

                                                                       FORM 10-Q
                                                                  March 28, 1999



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

 In thousands                                            Three months ended
                                                  March 28,            March 29,
                                                      1999                 1998
 Basic weighted average shares outstanding          95,880                95,304
 Net effect of dilutive potential common shares
 outstanding based on the treasury stock
 method using the average market price               1,908                 1,264
 Diluted weighted average shares outstanding        97,788                96,568


Potential common shares for which inclusion would have the effect of increasing diluted earnings per share (i.e., antidilutive) are excluded from the computation. Antidilutive potential common shares outstanding at March 28, 1999 and March 29, 1998 were approximately 163,000 and 157,000, respectively.

4.   Shareholders' Equity

Changes in paid-in capital for the periods presented represent the issuances of common stock resulting from the exercise of employee stock options.

5.   Comprehensive Income

The components of comprehensive income, net of tax, are as follows:

 In thousands                                          Three months ended
                                               March 28,            March 29,
                                                   1999                 1998

 Net income                                     $34,791              $26,726

 Other comprehensive income, net of tax:
 Change in foreign currency translation adjustment   74                   -
  Other comprehensive income                         74                   -

 Comprehensive income                           $34,865              $26,726

6.   Operating Segment Information

Basis for presentation
The  Company's  operating  businesses  design,  manufacture,  and  market  power protection equipment and related software and accessories for computer and computer-related equipment. The Company manages its businesses based on the nature of products provided. These businesses share similar economic characteristics and have been aggregated into one reportable operating segment. The Company evaluates the performance of its businesses based on direct contribution margin. Direct contribution margin includes research and development ("R&D"), marketing, and administrative expenses directly attributable to the segment and excludes certain expenses which are managed outside the reportable segment. Costs excluded from segment profit are indirect operating expenses, primarily consisting of selling and corporate expenses, and income taxes. Expenditures for additions to long-lived assets are not reported to management by the operating businesses.

Summary operating segment information is as follows:

 In thousands                                                 Three months ended
                                              March 28,            March 29,
                                                  1999                 1998

 Net sales                                    $277,185               $218,867

 Segment direct contribution margin           $109,657                $84,747
 Indirect operating expenses                    62,778                 49,826
 Other income, net                               2,471                  3,534
Earnings before incomes taxes                  $49,350                $38,455


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Revenues

Net sales were $277.2 million for the first quarter of 1999, an increase of 26.6% compared to $218.9 million for the same period in 1998. The increase was attributable to continued strong demand for the Company's uninterruptible power supply (UPS) and surge protection products, combined with $20.4 million in first quarter 1999 sales attributable to Silcon A/S ("Silcon") (see "Acquisition" below). First quarter net sales growth was strong worldwide with the Americas (North and Latin America) growing 14%, EMEA (Europe, Middle East and Africa) growing 46%, and the Asia Pacific region growing 57%. International net sales (excluding Canada) comprised 42% and 35% of total net sales in the first quarters of 1999 and 1998, respectively.

Cost of Goods Sold

Cost of goods sold was $155.0 million or 55.9% of net sales in the first quarter of 1999 compared to $120.9 million or 55.2% in the first quarter of 1998. First quarter 1999 gross margin was 44.1% of sales, approximately 70 basis points lower than the comparable period in 1998. Substantially all of the gross margin decrease was related to product mix as the Company's high-power UPS business now accounts for a larger percentage of revenue. Total inventory reserves at March 28, 1999 were $14.4 million compared to $13.3 million at December 31, 1998. The Company's reserve estimate methodology involves quantifying the total inventory position having potential loss exposure, reduced by an amount reasonably forecasted to be sold, and adjusting its interim reserve provisioning to cover the net loss exposure.

Operating Expenses

Operating expenses include marketing, selling, general and administrative (SG&A), and research and development (R&D) expenses.

SG&A expenses were $66.3 million or 23.9 % of net sales for the first quarter of 1999 compared to $55.4 million or 25.3 % of net sales for the first quarter of 1998. The increase in total spending over last year was due primarily to costs associated with increased staffing and operating expenses of selling, administrative, and marketing functions, as well as increased advertising and promotional costs. However, the decrease as a percentage of sales from first quarter 1998 to first quarter 1999 is attributable to certain fixed SG&A expenses spread over a higher revenue base, as well as the Company's focused efforts to manage spending. The allowance for doubtful accounts at March 28, 1999 was 8.2% of accounts receivable, compared to 7.9% at December 31, 1998. The Company continues to experience strong collection performance. Accounts receivable balances outstanding over 60 days represented 6.6% of total receivables at March 28, 1999, down from 8.6% at December 31, 1998. Write-offs of uncollectible accounts have historically represented less than 1% of total receivable balances. A majority of international customer balances are covered by receivables insurance.

R&D expenses were $9.0 million or 3.2% of net sales and $7.7 million or 3.5% of net sales for the first quarters of 1999 and 1998, respectively. The increase in total R&D spending primarily reflects increased numbers of software and hardware engineers and costs associated with new product development and engineering support.

Other Income, Net and Income Taxes

Other income during the first quarter of 1999 was comprised principally of interest income, which decreased from the comparable period in 1998 due to lower average cash balances available for investment during 1999, due largely to cash used in the acquisition of Silcon (see "Acquisition" below).

The Company's effective income tax rates were approximately 29.5% and 30.5% for the quarters ended March 28, 1999 and March 29, 1998, respectively. The decrease from last year is due to the expected tax savings from an increasing portion of taxable earnings being generated from the Company's operations in Ireland, a jurisdiction which currently has a lower income tax rate for manufacturing companies than the present U.S. statutory income tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at March 28, 1999 was $521.6 million compared to $493.8 million at December 31, 1998. The Company has been able to increase its working capital position as the result of continued strong operating results and despite internally financing the capital investment required to expand its operations. The Company's cash position increased to $226.0 million at March 28, 1999 from $219.9 million at December 31, 1998.

Worldwide inventories were $243.5 million at March 28, 1999 compared to $228.7 million at December 31, 1998. Inventory levels as a percentage of quarterly sales were 88% in the first quarter of 1999 up from 72% in the fourth quarter of 1998. The first quarter 1999 inventory build was primarily related to anticipation of increased demand patterns during the second half of the year which result from typical seasonal factors.

At March 28, 1999, the Company had $50 million available for future borrowings under an unsecured line of credit agreement at a floating interest rate equal to the bank's cost of funds rate plus .625% and an additional $15 million under an unsecured line of credit agreement with a second bank at a similar interest rate. No borrowings were outstanding under these facilities at March 28, 1999. In connection with the 1998 acquisition of a majority interest in Silcon (see "Acquisition" below), the Company acquired $24.8 million in bank indebtedness with interest rates ranging from 4% to 8%. The Company repaid $12.3 million of this indebtedness during the second half of 1998 and $3.7 million during the first quarter of 1999. The Company had no significant financial commitments, other than those required in the normal course of business, at March 28, 1999.

Capital investment for the first quarter of 1999 consisted primarily of manufacturing and office equipment, buildings and improvements, and purchased software applications. The nature and level of capital spending was made to improve manufacturing capabilities, principally in the U.S. and the Far East, and to support the increased marketing, selling, and administrative efforts necessitated by the Company's growth. Net capital expenditures were financed from available operating cash. The Company had no material capital commitments, other than those required in the normal course of business at March 28, 1999.

The Company has agreements with the Industrial Development Authority of Ireland ("IDA") under which the Company receives grant monies for costs incurred for machinery, equipment, and building improvements for its Galway and Castlebar facilities equal to 40% and 60%, respectively, of such costs up to a maximum of $13.1 million and $1.3 million, respectively. Such grant monies are subject to the Company meeting certain employment goals and maintaining operations in Ireland until termination of the respective agreements. The total cumulative amounts of capital grant claims submitted and received through March 28, 1999 for the Galway facility were approximately $12.3 million and $8.8 million, respectively. The total cumulative amount of capital grant claims submitted through March 28, 1999 for the Castlebar facility was $1.2 million; no capital grant claims had been received for the Castlebar facility. Under separate agreements with the IDA, the Company receives direct reimbursement of training costs at its Galway and Castlebar facilities for up to $3,000 and $12,500, respectively, per new employee hired. The total cumulative amounts of training grant claims submitted and received through March 28, 1999 for the Galway facility were approximately $1.2 million and $1.2 million, respectively. The total cumulative amount of training grant claims submitted through March 28, 1999 for the Castlebar facility was approximately $1.0 million; no training grant claims had been received for the Castlebar facility.

During the fourth quarter of 1998, the Company established a manufacturing operation in India. The Company is leasing a 42,000 square foot facility in Bangalore and expects to begin manufacturing selected products at this facility during the second quarter of 1999. Capital expenditures for the India expansion are being financed from operating cash.

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

Acquisition of Silcon A/S

Early in the second quarter of 1998, the Company entered into a definitive agreement with the principal management shareholders of Silcon to acquire stock of Silcon, a Denmark-based manufacturer of three-phase UPSs up to 480 kilo volt-amps ("kVA"), and the Company commenced a tender offer for Silcon shares. In June 1998, the initial tender offer and purchase of stock from principal management shareholders was completed enabling the Company to operate Silcon as a majority-owned subsidiary. During the second half of 1998, the Company increased its ownership percentage to 89%. In January 1999, the Company attained ownership of more than 90% of the share capital of Silcon through open market purchases financed from operating cash and commenced a mandatory redemption of the remaining Silcon shares. Through this mandatory share redemption, the Company anticipates that it will complete its acquisition of the remaining outstanding shares of Silcon during the second half of 1999. In connection with the mandatory redemption, the Copenhagen Stock Exchange approved the de-listing of Silcon's shares effective March 1, 1999. The Company's cash outlays associated with the acquisition of $64.4 million during 1998 and $8.2 million during the first quarter of 1999 were financed from operating cash.

The purchase price was allocated to the net tangible and identifiable intangible assets acquired and to acquired in-process R&D ("acquired R&D"). Acquired R&D includes the value of products in the development stage that are not considered to have reached technological feasibility and that have no alternative future uses. In accordance with applicable accounting rules, acquired R&D is required to be expensed. Accordingly, $7.6 million of the acquisition cost was expensed in 1998. The remaining purchase price exceeded the fair value of the tangible net assets acquired by approximately $54 million, consisting of identifiable intangible assets and goodwill, which is being amortized on a straight-line basis over 15 years. The acquisition has been accounted for as a purchase and, accordingly, Silcon's results of operations are included in the Company's consolidated financial statements from the date of acquisition.

Foreign Currency Activity

The Company invoices its customers in Denmark, France, Germany, Great Britain, Switzerland, and Japan in their respective local currencies. Realized and unrealized transaction gains or losses are included in the results of operations and are measured based upon the effect of changes in exchange rates on the actual or expected amount of functional currency cash flows. Transaction gains and losses were not material to the results of operations in the first quarters of 1999 and 1998.

At March 28, 1999 the Company's unhedged foreign currency accounts receivable, by currency, were as follows:

 In thousands                 Foreign Currency           US Dollars
 German Marks                            19,596               $10,887
 British Pounds                           5,393                 8,812
 French Francs                           40,579                 6,729
 Swiss Francs                             7,458                 5,108
 Danish Kroner                            3,322                   486
 Japanese Yen                         1,693,536                14,352

The Company also had non-trade receivables of 4.2 million Irish Pounds (approximately US$5.8 million), as well as Irish Pound denominated liabilities of 3.3 million (approximately US$4.7 million). The Company also had short term debt and liabilities denominated in various European currencies of US$38.5 million, as well as Yen denominated liabilities of approximately US$.9 million.

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

Factors That May Affect Future Performance

Statements  contained  in  this  document which are  not  historical  facts  may constitute  forward-looking  statements  as  that  term  is  defined  under  the provisions of the "safe harbor" section of the Private Securities Litigation Reform Act of 1995. All forward-looking statements are subject to risks and uncertainties which could cause actual results to differ from those projected. The factors that could cause actual results to differ materially include the following: APC's ability to successfully integrate Silcon's operations; the timely development and acceptance of new products; ramp up and expansion of manufacturing capacity; general worldwide economic conditions; growth rates in the power protection industry and related industries, including but not limited to the PC, server, networking and enterprise hardware industries; competitive factors and pricing pressures; changes in product mix; changes in the seasonality of demand patterns; inventory risks due to shifts in market demand; the effects of any other possible acquisitions; component constraints and shortages; risk of nonpayment of accounts receivable; changes in customer order patterns and product demand related to year 2000 purchasing issues; impact on the Company's business due to internal systems or systems of suppliers and other third parties adversely affected by year 2000 problems; the uncertainty of the litigation process including risk of an unexpected, unfavorable result of current litigation; and the risks described from time to time in the Company's filings with the Securities and Exchange Commission.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company, in the normal course of business, is exposed to market risks relating to fluctuations in foreign currency exchange rates. The information required under this section related to such risks is included in the Foreign Currency Activity section of Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of this Report and is incorporated herein by reference.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Reference is made to the disclosure in Part I, Item 3, entitled "Legal Proceedings," of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. There have been no subsequent developments in the matters mentioned therein or in any claims or legal actions arising in the ordinary course of business which, the Company believes, are materially adverse to the Company, its consolidated financial position, results of operations or liquidity.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  Exhibits

Exhibit No. 27 - Financial Data Schedule (For SEC EDGAR Filing Only; Intentionally Omitted)

(B)  Reports on Form 8-K

No reports on Form 8-K were filed by American Power Conversion Corporation during the quarter ended March 28, 1999.

                                                                       FORM 10-Q
                                                                  March 28, 1999


                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      AMERICAN POWER CONVERSION CORPORATION

                               Date:  May 12, 1999


                               /s/ Donald M. Muir

                                 Donald M. Muir
                             Chief Financial Officer
                  (Principal Accounting And Financial Officer)