Form 10-Q
period 1999-06-27
AMERICAN POWER CONVERSION CORPORATION
filed 1999-08-11
CIK 835910

QUARTERLY REPORT ON FORM 10-Q
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                            _________________________

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT
      OF 1934
      For the quarterly period ended June 27, 1999

                                       or

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

                            YES  [ X ]      NO  [   ]



   Registrant's Common Stock outstanding, $.01 par value, at August 5, 1999 -
                               192,180,000 shares

                                                                       FORM 10-Q
                                                                   June 27, 1999


             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                     Page No.
Part I - Financial Information:


  Item 1.  ConsolidatedCondensed Financial Statements:
           Consolidated Condensed Balance Sheets -
           June 27, 1999 (Unaudited) and December 31, 1998            3 - 4

           Consolidated Condensed Statements of Income -
           Three Months and Six Months Ended
           June 27, 1999 and June 28, 1998 (Unaudited)                  5

           Consolidated Condensed Statements of Cash Flows -
           Three Months and Six Months Ended
           June 27, 1999 and June 28, 1998 (Unaudited)                  6

           Notes to Consolidated Condensed Financial Statements
           (Unaudited)                                                7 - 8


  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                        9 - 14


  Item 3.  Quantitative and Qualitative Disclosures About Market Risk   14


Part II - Other Information:

  Item 1.  Legal Proceedings                                            14

  Item 4.  Submission of Matters to a Vote of Security Holders          15

  Item 6.  Exhibits and Reports on Form 8-K                             15


Signatures                                                              16

                                                                       FORM 10-Q
                                                                   June 27, 1999
PART I - CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

ITEM 1 - FINANCIAL STATEMENTS

             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)

                                     ASSETS


                                                             June 27,        December 31,
                                                                1999                1998
                                                           (Unaudited)

Current assets:
Cash and cash equivalents                                   $271,819            $219,908
Accounts receivable,
 less allowance for doubtful accounts of
 $20,013 in 1999 and $15,471 in 1998                         195,321             180,356
Inventories:
 Raw materials                                                93,472              87,975
 Work-in-process and finished goods                          138,424             140,707
Total inventories                                            231,896             228,682

Prepaid expenses and other current assets                     23,463              17,801

Deferred income taxes                                         30,594              28,498

Total current assets                                         753,093             675,245

Property, plant, and equipment:
 Land, buildings and improvements                             55,849              51,735
 Machinery and equipment                                     127,112             125,274
 Office equipment, furniture, and fixtures                    50,092              44,955
 Purchased software                                           15,177              11,505

                                                             248,230             233,469

Less accumulated depreciation and amortization                95,579              85,205

Net property, plant, and equipment                           152,651             148,264

Goodwill and other intangibles                                49,893              45,837

Other assets                                                   2,240               2,637


Total assets                                                $957,877            $871,983



     See accompanying notes to consolidated condensed financial statements.

                                                                       FORM 10-Q
                                                                   June 27, 1999


             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)
                                 (In thousands)

                      LIABILITIES AND SHAREHOLDERS' EQUITY



                                                             June 27,        December 31,
                                                                1999                1998
                                                           (Unaudited)
Current liabilities:
Short term debt                                              $ 1,008             $12,540
Accounts payable                                              82,596              75,190
Accrued expenses                                              40,594              28,560
Accrued compensation                                          24,175              22,130
Accrued sales and marketing programs                          15,037              17,824
Accrued retirement contributions                               3,884               2,469
Income taxes payable                                          24,619              22,753

Total current liabilities                                    191,913             181,466

Deferred tax liability                                         5,321               7,500

Total liabilities                                            197,234             188,966

Minority interest                                                  -               1,725

Shareholders' equity:
Common stock, $.01 par value;
 authorized 200,000 shares; issued 192,343
 shares in 1999 and 191,946 shares in 1998                     1,923                 960
Additional paid-in capital                                    69,565              67,080
Retained earnings                                            691,906             614,301
Treasury stock, 250 shares, at cost                          (1,551)             (1,551)
Accumulated other comprehensive income (loss)                (1,200)                 502

Total shareholders' equity                                   760,643             681,292

Total liabilities and shareholders' equity                  $957,877            $871,983








     See accompanying notes to consolidated condensed financial statements.

                                                                       FORM 10-Q
                                                                   June 27, 1999


             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    (In thousands except earnings per share)

                                                      Six months ended         Three months ended
                                                    June 27,     June 28,     June 27,     June 28,
                                                       1999         1998         1999         1998
                                                                       (Unaudited)

Net sales                                          $592,647     $479,528     $315,462     $260,661

Cost of goods sold                                  331,939      263,298      176,909      142,443

Gross profit                                        260,708      216,230      138,553      118,218

Operating expenses:
Marketing, selling, general and administrative      137,426      118,909      71,102        63,542
Research and development                             17,775       16,696       8,823         8,972
Acquired research and development                         -        7,387           -         7,387

Total operating expenses                            155,201      142,992      79,925        79,901

Operating income                                    105,507      73,238       58,628        38,317

Other income, net                                     4,571       6,979        2,100         3,445

Earnings before income taxes                        110,078      80,217       60,728        41,762

Income taxes                                         32,473      26,719       17,914        14,990

Net income                                          $77,605     $53,498       $42,814      $26,772

Basic earnings per share                            $   .40      $  .28       $  .22       $   .14

Basic weighted average shares outstanding           191,861      190,698      191,962      190,788

Diluted earnings per share                          $   .40      $  .28       $  .22       $   .14

Diluted weighted average shares outstanding         195,850      193,258      195,177      193,480






     See accompanying notes to consolidated condensed financial statements.

                                                        FORM 10-Q
                                                    June 27, 1999

     AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                         (In thousands)


                                                        Six months ended         Three months ended
                                                     June 27,     June 28,     June 27,     June 28,
                                                       1999         1998         1999         1998
                                                                       (Unaudited)
Cash flows from operating activities
Net income                                          $77,605      $53,498      $42,814      $26,772
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
Depreciation and amortization                        12,120       11,743        6,315        5,395
Provision for doubtful accounts                       3,464        2,598        1,150        1,350
Deferred income taxes                                (4,275)      (3,232)      (5,200)       1,659
Acquired research and development                         -        7,387            -        7,387
Changes in operating assets and liabilities
excluding
 effects of acquisition:
  Accounts receivable                               (18,429)     (35,329)         952      (14,926)
  Inventories                                        (3,214)     (76,422)      11,626      (49,699)
  Prepaid expenses and other current assets          (5,662)      (4,119)      (5,127)      (2,053)
  Other assets                                          397         (315)          68         (394)
  Accounts payable                                    7,406       49,930        7,147       20,257
  Accrued expenses                                   12,707         (378)       2,330         (538)
  Income taxes payable                                1,866        2,403          775      (14,168)
  Other, net                                         (1,776)           -       (1,776)           -
Net cash provided by (used in) operating activities  82,209        7,764       61,074      (18,958)

Cash flows from investing activities
Capital expenditures, net of capital grants         (13,904)     (24,174)      (9,580)     (14,458)
Acquisition                                          (8,310)     (52,529)        (145)     (52,529)
Net cash used in investing activities               (22,214)     (76,703)      (9,725)     (66,987)

Cash flows from financing activities
Repayment of short term debt                        (11,532)           -       (7,797)           -
Proceeds from issuances of common stock               3,448        2,115        2,281        1,369
Net cash (used in) provided by financing activities  (8,084)       2,115       (5,516)       1,369

Net change in cash and cash equivalents              51,911      (66,824)      45,833      (84,576)
Cash and cash equivalents at beginning of period    219,908      270,134      225,986      287,886
Cash and cash equivalents at end of period         $271,819     $203,310     $271,819     $203,310

Supplemental cash flow disclosures
Cash paid during the period for income taxes
 (net of refunds)                                   $32,265      $24,162      $20,942      $24,162
Details of acquisition:
 Fair value of assets                               $ 8,310     $104,544      $   145     $104,544
 Liabilities and minority interest                        -      (50,055)           -      (50,055)
 Cash paid                                            8,310       54,489          145       54,489
 Cash acquired                                            -       (1,960)           -       (1,960)
 Acquisition                                        $ 8,310      $52,529      $   145      $52,529





   See accompanying notes to consolidated condensed financial statements.

                                              FORM 10-Q
                                          June 27, 1999



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


3.   Per Share Data

Basic  earnings per share is computed by  dividing  net
income  by the weighted average number of common shares
outstanding  during the period.  Diluted  earnings  per
share  is  computed  by  dividing  net  income  by  the
weighted  average number of common shares and  dilutive
potential   common   shares   (i.e.,   stock   options)
outstanding  during  the period.   Under  the  treasury
stock  method,  unexercised options are assumed  to  be
exercised  at  the  beginning  of  the  period  or   at
issuance, if later. The assumed proceeds are then used to purchase common shares at the average market price during the period. Potential common shares for which inclusion would have the effect of increasing diluted earnings per share (i.e., antidilutive) are excluded from the computation.

In thousands                                              Six months ended          Three months ended
                                                        June 27,     June 28,      June 27,     June 28,
                                                           1999         1998          1999         1998
Basic weighted average shares outstanding               191,861      190,698      191,962       190,788
Net effect of dilutive potential common shares
 outstanding based on the treasury stock
 method using the average market price                    3,989        2,560        3,215         2,692
Diluted weighted average shares outstanding             195,850      193,258      195,177       193,480

Antidilutive potential common shares excluded
 from the computation above                                 310        3,428          315         3,428

Shares data reflect a two-for-one stock split effected May 28, 1999.

4.   Shareholders' Equity

Stock Split
The  Company effected a two-for-one stock split in  the
form  of a 100% stock dividend payable on May 28,  1999
to  shareholders of record on May 7, 1999.   All  share
and per share amounts in the accompanying consolidated financial statements have been restated to give effect to this stock split.

After giving effect to the May 1999 stock split, changes in paid-in capital for the periods presented represent issuances of common stock resulting from the exercise of employee stock options.


5.   Comprehensive Income

The components of comprehensive income, net of tax, are as follows:

 In thousands                                            Six months ended         Three months ended
                                                      June 27,     June 28,     June 27,     June 28,
                                                        1999         1998         1999         1998
 Net income                                          $77,605      $53,498      $42,814      $26,772

 Other comprehensive income (loss), net of tax:
 Change in foreign currency translation
   adjustment                                         (1,702)           -       (1,776)           -
 Other comprehensive income (loss)                    (1,702)           -       (1,776)           -

 Comprehensive income                                $75,903      $53,498      $41,038      $26,772


6.   Operating Segment Information

Basis for presentation
The Company's operating businesses design, manufacture,
and  market  power  protection  equipment  and  related
software  and  accessories for computer  and  computer-
related  equipment.  The Company manages its businesses
based  on  the  nature  of  products  provided.   These
businesses  share similar economic characteristics  and
have  been  aggregated  into one  reportable  operating
segment.  The Company evaluates the performance of  its
businesses based on direct contribution margin.  Direct
contribution  margin includes research and  development
("R&D"),   marketing,   and   administrative   expenses
directly  attributable  to  the  segment  and  excludes
certain   expenses  which  are  managed   outside   the
reportable segment. Costs excluded from segment profit are indirect operating expenses, primarily consisting of selling and corporate expenses, and income taxes.
Expenditures for additions to long-lived assets are not reported to management by the operating businesses.

Summary operating segment information is as follows:

 In thousands                                            Six months ended         Three months ended
                                                       June 27,      June 28     June 27,       June 28,
                                                         1999         1998         1999          1998
 Net sales                                            $592,647       $479,528     $315,462      $260,661

 Segment direct contribution margin                   $240,042       $186,669     $130,385      $101,922
 Indirect operating expenses                           134,535        113,431       71,757        63,605
 Other income, net                                       4,571          6,979        2,100         3,445
 Earnings before incomes taxes                        $110,078        $80,217      $60,728       $41,762


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Revenues

Net sales were $315.5 million for the second quarter of
1999,  an increase of 21.0% compared to $260.7  million
for  the same period in 1998.  Net sales for the  first
half  of  1999 were $592.6 million compared  to  $479.5
million in 1998, an increase of 23.6%. The increase was attributable to strong demand for the Company's products across all solution applications, combined with $40 million in first half 1999 sales attributable to Silcon A/S ("Silcon") (see "Acquisition" below).
Second quarter and first half 1999 net sales growth was strong worldwide, led by increases in Asia and Europe.
The Asia Pacific region grew 46% and 51%, respectively,
EMEA (Europe, Middle East and Africa) grew 46% and 48%, respectively, while the Americas (North and Latin
America) grew 8% and 10%, respectively. International net sales (excluding Canada) comprised 41% and 37% of total net sales in the second quarters of 1999 and 1998, respectively, and 42% and 37% of total net sales in the first six month periods of 1999 and 1998, respectively.

Cost of Goods Sold

Cost  of goods sold was $176.9 million or 56.1% of  net
sales  in the second quarter of 1999 compared to $142.4
million  or 54.7% in the second quarter of 1998.   Cost
of  goods sold was $331.9 million or 56.0% of net sales
in the first half of 1999 compared to $263.3 million or
54.9%  in the first half of 1998.  Second quarter  1999
gross  margin  was  43.9% of sales,  approximately  150
basis  points lower than the comparable period in 1998.
First  half  1999  gross margin  was  44.0%  of  sales,
approximately   110  basis  points   lower   than   the
comparable  period in 1998.  Substantially all  of  the
gross margin decrease was related to product mix as the
Company's  high-power UPS business now accounts  for  a
larger percentage of revenue.  Total inventory reserves
at  June 27, 1999 were $15.2 million compared to  $13.3
million at December 31, 1998. The Company's reserve estimate methodology involves quantifying the total inventory position having potential loss exposure, reduced by an amount reasonably forecasted to be sold, and adjusting its interim reserve provisioning to cover the net loss exposure.

Operating Expenses

Operating expenses include marketing, selling, general and administrative (SG&A), and R&D expenses.

SG&A  expenses were $71.1 million or 22.5% of net sales
for  the  second  quarter  of 1999  compared  to  $63.5
million or 24.4% of net sales for the second quarter of
1998.   SG&A expenses were $137.4 million or  23.2%  of
net sales for the first half of 1999 compared to $118.9
million  or  24.8% of net sales for the first  half  of
1998.   The increases in total spending over last  year
were  due  primarily to costs associated with increased
staffing   and  operating  expenses  of  the  Company's
administrative,  marketing, and selling  functions,  as
well  as  increased advertising and promotional  costs.
However,  the decreases as a percentage of  sales  from
1998  to  1999 were attributable to certain fixed  SG&A
expenses spread over a higher revenue base, as well  as
the  Company's focused efforts to manage spending.  The
allowance  for doubtful accounts at June 27,  1999  was
9.3%  of  accounts  receivable,  compared  to  7.9%  at
December 31, 1998.  The Company continues to experience
strong  collection  performance.   Accounts  receivable
balances outstanding over 60 days represented  8.0%  of
total  receivables at June 27, 1999, down from 8.6%  at
December   31,   1998.   Write-offs  of   uncollectible
accounts have historically represented less than 1% of total receivable balances. A majority of international customer balances are covered by receivables insurance.

R&D expenses were $8.8 million or 2.8% of net sales and
$9.0  million  or  3.4%  of net sales  for  the  second
quarters  of  1999  and 1998, respectively,  and  $17.8
million or 3.0% of net sales and $16.7 million or  3.5%
of  net  sales for the first six month periods of  1999
and 1998, respectively, excluding a second quarter 1998
$7.4 million charge for acquired R&D (see "Acquisition"
below).  The increase in total R&D spending during  the
first  half of 1999 over the comparable period in  1998
primarily  reflects increased numbers of  software  and
hardware  engineers  and  costs  associated  with   new
product  development  and  engineering  support.    The
decreases  as a percentage of sales from 1998  to  1999
were attributable to certain fixed R&D expenses spread over a higher revenue base.

Other Income, Net and Income Taxes

Other income is comprised principally of interest income, which decreased from 1998 to 1999 due to lower average cash balances available for investment during 1999, due largely to cash used late in the second half of 1998 in the acquisition of Silcon (see "Acquisition" below).

The   Company's   effective  income  tax   rates   were
approximately 29.5% and 30.5% for the quarters and six month periods ended June 27, 1999 and June 28, 1998, respectively. The decrease from last year is due to the expected tax savings from an increasing portion of taxable earnings being generated from the Company's operations in Ireland, a jurisdiction which currently has a lower income tax rate for manufacturing companies than the present U.S. statutory income tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Working  capital  at June 27, 1999 was  $561.2  million
compared  to $493.8 million at December 31, 1998.   The
Company  has been able to increase its working  capital
position  as  the result of continued strong  operating
results  and  despite internally financing the  capital
investment  required  to expand  its  operations.   The
Company's cash position increased to $271.8 million at June 27, 1999 from $219.9 million at December 31, 1998.

Worldwide inventories were $231.9 million at June 27, 1999 compared to $228.7 million at December 31, 1998.
Inventory levels as a percentage of quarterly sales were 74% in the second quarter of 1999 down from 88% in the first quarter of 1999 and slightly up from 72% in the fourth quarter of 1998.

At June 27, 1999, the Company had $50 million available
for future borrowings under an unsecured line of credit
agreement  at  a floating interest rate  equal  to  the
bank's  cost of funds rate plus .625% and an additional
$15 million under an unsecured line of credit agreement
with  a  second  bank at a similar interest  rate.   No
borrowings  were outstanding under these facilities  at
June 27, 1999.  In connection with the 1998 acquisition
of   Silcon  (see  "Acquisition"  below),  the  Company
acquired  $24.8  million  in  bank  indebtedness   with
interest  rates  ranging from 4% to  8%.   The  Company
repaid $12.3 million of this indebtedness during the second half of 1998 and $11.5 million during the first half of 1999. The Company had no significant financial commitments, other than those required in the normal course of business, at June 27, 1999.

Capital investment for the first half of 1999 consisted
primarily   of  manufacturing  and  office   equipment,
buildings  and  improvements,  and  purchased  software
applications.  The nature and level of capital spending
was   made   to   improve  manufacturing  capabilities,
principally  in  the  U.S. and the  Far  East,  and  to
support   the   increased   marketing,   selling,   and
administrative  efforts necessitated by  the  Company's
growth.   Net  capital expenditures were financed  from
available operating cash. The Company had no material capital commitments, other than those required in the normal course of business, at June 27, 1999.

As  part of the Company's ongoing efforts to capitalize
on  its global manufacturing presence, in July 1999 the
Company  announced plans to close its  Fort  Myers,  FL
manufacturing  facility during  the  third  quarter  of
1999.   This closure is not expected to have a material
adverse effect on the Company's business, operating results, or financial condition.

The   Company   has  agreements  with  the   Industrial
Development  Authority of Ireland ("IDA")  under  which
the  Company  receives grant monies for costs  incurred
for machinery, equipment, and building improvements for
its  Galway and Castlebar facilities equal to  40%  and
60%,  respectively, of such costs up to  a  maximum  of
$13.1  million  and  $1.3 million, respectively.   Such
grant monies are subject to the Company meeting certain
employment goals and maintaining operations in  Ireland
until  termination of the respective  agreements.   The
total   cumulative  amounts  of  capital  grant  claims
submitted  and received through June 27, 1999  for  the
Galway  facility were approximately $11.9  million  and
$8.3   million,  respectively.   The  total  cumulative
amount  of capital grant claims submitted through  June

27,  1999  for the Castlebar facility was $1.1 million;
no  capital  grant  claims had been  received  for  the
Castlebar facility.  Under separate agreements with the
IDA,  the  Company  receives  direct  reimbursement  of
training  costs at its Galway and Castlebar  facilities
for  up  to $3,000 and $12,500, respectively,  per  new
employee  hired.   The  total  cumulative  amounts   of
training  grant  claims submitted and received  through
June   27,   1999   for   the  Galway   facility   were
approximately   $1.2   million   and   $1.2    million,
respectively.  The total cumulative amount of  training
grant  claims submitted through June 27, 1999  for  the
Castlebar  facility was approximately $1.0 million;  no
training  grant  claims  had  been  received  for   the
Castlebar facility.

Management  believes that current internal  cash  flows
together   with   available  cash,   available   credit
facilities or, if needed, the proceeds from the sale of
additional  equity,  will  be  sufficient  to   support
anticipated capital spending and other working capital requirements for the foreseeable future.

Acquisition of Silcon A/S

Early  in  the  second  quarter of  1998,  the  Company
entered  into a definitive agreement with the principal
management shareholders of Silcon to acquire  stock  of
Silcon,  a  Denmark-based manufacturer  of  three-phase
UPSs  up to 480 kilo volt-amps ("kVA"), and the Company
commenced  a tender offer for Silcon shares.   In  June
1998,  the initial tender offer and purchase  of  stock
from  principal management shareholders  was  completed
enabling  the Company to operate Silcon as a  majority-
owned subsidiary.  During the second half of 1998,  the
Company increased its ownership percentage to 89%.   In
January  1999, the Company attained ownership  of  more
than  90%  of the share capital of Silcon through  open
market  purchases  financed  from  operating  cash  and
commenced  a  mandatory  redemption  of  the  remaining
Silcon   shares.    Through   this   mandatory    share
redemption,  the  Company  anticipates  that  it   will
complete  its acquisition of the remaining  outstanding
shares  of Silcon during the second half of  1999.   In
connection   with   the   mandatory   redemption,   the
Copenhagen  Stock Exchange approved the  de-listing  of
Silcon's shares effective March 1, 1999.  The Company's
cash  outlays associated with the acquisition of  $64.4
million during 1998 and $8.3 million during the first half of 1999 were financed from operating cash.

The  purchase  price was allocated to the net  tangible
and  identifiable  intangible assets  acquired  and  to
acquired in-process R&D ("acquired R&D").  Acquired R&D
includes the value of products in the development stage
that  are  not considered to have reached technological
feasibility  and that have no alternative future  uses.
In   accordance   with  applicable  accounting   rules,
acquired  R&D is required to be expensed.  Accordingly,
$7.6  million of the acquisition cost was  expensed  in
1998.   The remaining purchase price exceeded the  fair
value   of   the  tangible  net  assets   acquired   by
approximately  $53 million, consisting of  identifiable
intangible   assets  and  goodwill,  which   is   being
amortized on a straight-line basis over 15 years.   The
acquisition  has been accounted for as a purchase  and,
accordingly,   Silcon's  results  of   operations   are
included   in  the  Company's  consolidated   financial
statements from the date of acquisition.

Foreign Currency Activity

The Company invoices its customers in certain local currencies. Realized and unrealized transaction gains or losses are included in the results of operations and are measured based upon the effect of changes in exchange rates on the actual or expected amount of functional currency cash flows. Transaction gains and losses were not material to the results of operations in the second quarters and first six month periods of 1999 and 1998.

At  June  27,  1999 the Company's significant  unhedged
foreign currency accounts receivable, by currency, were
as follows:
  In thousands      Foreign Currency         US Dollars
  German Marks                22,850            $12,090
  Japanese Yen             1,178,154              9,657
  European Euros               7,918              8,188
  Swiss Francs                10,632              6,859
  British Pounds               4,287              6,773
  French Francs               39,715              6,254

The  Company  also  had non-trade  receivables  of  4.3
million Irish Pounds (approximately US$5.7 million) and short term debt and liabilities denominated in various European currencies of US$43.3 million, as well as Yen denominated liabilities of approximately US$2.9 million.

The  Company periodically reviews its foreign  exchange
exposure   and   considers  various   risk   management
techniques,  including the netting of foreign  currency
receipts  and disbursements, rate protection agreements
with  customers/vendors  and derivatives  arrangements,
including  foreign  exchange  contracts.   The  Company
presently does not utilize rate protection agreements or derivative arrangements.

Recently Issued Accounting Standard

The   Financial  Accounting  Standards  Board  recently
issued  Statement  of  Financial  Accounting  Standards
("SFAS") No. 133, Accounting for Derivative Instruments
and  Hedging  Activities, which establishes  accounting
and  reporting  standards  for derivative  instruments,
including  certain derivative instruments  embedded  in
other   contracts   (collectively   referred   to    as
derivatives),   and  for  hedging   activities.    This
Statement  is  effective  for all  fiscal  quarters  of
fiscal  years  beginning  after  June  15,  2000.   The
adoption of this Statement is not expected to have a material impact on the Company's consolidated financial position or results of operations.

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

Assessment  of  the Company's Products  for  Year  2000
Compliance
All  of the Company's hardware products and accessories
are  believed  to be year 2000 compliant, meaning  that
they  have been tested to verify that where date fields
are  processed,  dates  are  calculated  and  displayed
accurately, and that there are no known defects related
to  scheduled events such as shutdowns, self-tests, and
run-time   calibrations  and  also  the   handling   of
unscheduled events, such as power failures,  which  are
directly  attributable  to the  millenium  and  century
change,  provided that all other third  party  products
(e.g.,  software,  firmware,  operating  systems,   and
hardware)   properly  exchange  date  data   with   the
Company's products and provided also that the Company's
products  are  used  in  accordance  with  the  product
documentation.    The   Company  has   also   performed
extensive testing of all software products that  it  is
currently  offering  for licensing and  has  determined
that   these  products  are  substantially  year   2000
compliant.  Periodically updated information about  the
Company's  software  products  is  available   at   the
Company's  Year  2000  Readiness  Disclosure  Web  site
(www.APCC.com).  Information on this site  is  provided
to  the  Company's customers for the  sole  purpose  of
assisting in planning for transition to the year  2000.
Such   information  is  the  most  currently  available
concerning  the behavior of the Company's  products  in
the  next  century  and  is provided  "as  is"  without
warranty   of  any  kind.   The  Company's  year   2000
compliant  products recognize the year 2000 as  a  leap
year.   To  the  extent  the  Company's  hardware   and
software  products are combined with the  hardware  and
software products of other companies, there can  be  no
assurance that users of the Company's products will not
experience  year  2000 problems  as  a  result  of  the
combination  of  the  Company's hardware  and  software
products   with   non-compliant   products   of   other
companies.   The Company currently does not  anticipate
material expenditures to remedy any year 2000 issues with respect to its products and services.

Assessment  of  the  Company's  Information  Technology
("IT") and Non-IT Systems for Year 2000 Compliance
The   Company's  Oracle  manufacturing  and   financial
information systems were implemented during 1998.   The
Company has evaluated the year 2000 compliance of these
systems  in  accordance with Oracle's  recommendations.
At  December  31, 1998, the Company had  completed  its
initial  installation and testing of  software  patches
available  from Oracle.  During the second  quarter  of
1999,  final  installation and  testing  of  additional
software  patches  completed  efforts  to  bring  these
systems into compliance.  The Company does not consider
the  cost  of  the  new hardware and software  for  the
Oracle  implementations  to be  related  to  year  2000
readiness  as  these system replacements  were  already
planned  to  satisfy the demands of  expansion  of  its
worldwide  operations and were not accelerated  due  to
year  2000  issues.  The Company is  currently  in  the
process   of   evaluating  its   non-IT   systems   for
compliance,    including   those   related    to    its
manufacturing  facilities,  distribution  centers,  and
production  and  engineering equipment.   Additionally,
the Company utilizes other third party software and equipment to distribute its products as well as to operate other aspects of its business. The Company is reviewing such software and equipment. The Company's evaluation and review process of its non-IT systems and third party software and equipment is expected to be completed before the beginning of the fourth quarter of 1999. There can be no assurance that such software and equipment is year 2000 compliant, that non-compliant software and equipment will be made compliant on a timely basis, or that any such non-compliant software and equipment would not have a material adverse effect on the Company's systems and operations.

Evaluation of Third Parties with which the Company  has
a   Material  Relationship,  including  Key  Suppliers,
Service Providers, and Strategic Partners
The  Company's  year  2000 readiness  program  includes
identifying these third parties and determining,  based
on  receipt of written verification, review of publicly
available  financial statement disclosures,  and  other
means, that such third parties are either in compliance
or expect to be in compliance prior to January 1, 2000.
The  Company  has identified its material  third  party
relationships  and  is  currently  in  the  process  of
communicating  with  its significant  vendors,  service
providers,   and  certain  strategic  partners.    Such
communications   include   on-site   visitations    and
education,   as   well   as   completion   of   written
questionnaires.    The  Company's   communication   and
related   contingency  efforts  are  expected   to   be
completed before the beginning of the fourth quarter of
1999.    Many  enterprises,  including  the   Company's
present  and  potential customers, may  be  devoting  a
substantial   portion  of  their  information   systems
spending  to  resolving  year 2000  issues,  which  may
result   in   their   spending  being   diverted   from
applications such as the Company's products, over the next two years.

Development of Contingency Plans
As  the  Company's  year 2000 readiness  program  nears
completion,  management  currently  believes  that  its
material  IT and non-IT systems and equipment  will  be
compliant by the year 2000 and that the cost to address
year  2000  issues will not be material.  Nevertheless,
the   Company  has  identified  worst  case   scenarios
involving  the interruption of critical  vendors  as  a
result of infrastructure failures or third party vendor
failures.    The   Company   is   currently    creating
contingency plans which include but are not limited  to
maintaining appropriate inventory levels,  as  well  as
requiring   critical   vendors  to   maintain   certain
inventory levels. The Company expects to complete its contingency planning early in the fourth quarter of 1999.

It  is the Company's policy to expense as incurred  all
costs associated with year 2000 readiness.  The Company
has  developed  a  separate budget  for  operating  and
capital expenditures relating to year 2000 issues.   No
IT  projects  have  been  deferred  due  to  year  2000
efforts.   Based  on its efforts to date,  the  Company
does not believe that the costs of year 2000 issues will have a material adverse effect on the Company's business, operating results, or financial condition.
Although the Company is taking measures to address the impact, if any, of year 2000 issues, it cannot predict the outcome or success of its year 2000 readiness program, or whether the failure of third party systems or equipment to operate properly in the year 2000 will have a material adverse effect upon the Company's business, operating results, or financial condition, or require the Company to incur unanticipated material expenses to remedy any year 2000 issue.

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

Factors That May Affect Future Performance

Statements  contained in this document  which  are  not
historical   facts   may   constitute   forward-looking
statements as that term is defined under the provisions
of  the "safe harbor" section of the Private Securities
Litigation  Reform  Act of 1995.   All  forward-looking
statements are subject to risks and uncertainties which
could   cause  actual  results  to  differ  from  those
projected.  The factors that could cause actual results
to differ materially include the following:  a variance
in  the actual versus estimated charge associated  with
organizational  changes; APC's ability to  successfully
integrate  Silcon's operations; the timely  development
and acceptance of new products; ramp up, expansion, and
rationalization   of  global  manufacturing   capacity;
general worldwide economic conditions; growth rates  in
the  power  protection industry and related industries,
including   but   not  limited  to  the   PC,   server,
networking,   and   enterprise   hardware   industries;
competitive factors and pricing pressures;  changes  in
product  mix;  changes  in the  seasonality  of  demand
patterns;  inventory  risks due  to  shifts  in  market
demand; the effects of any other possible acquisitions;
component constraints and shortages; risk of nonpayment
of  accounts  receivable;  changes  in  customer  order
patterns  and  product  demand  related  to  year  2000
purchasing issues; impact on the Company's business due to internal systems or systems of suppliers and other third parties adversely affected by year 2000 problems;
the uncertainty of the litigation process including risk of an unexpected, unfavorable result of current or future litigation; and the risks described from time to time in the Company's filings with the Securities and Exchange Commission.


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




PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

On  or  about  November 6, 1998, General  Signal  Power
Systems,  Inc. ("GSPS") filed suit against the  Company
in  Waukesha  County Circuit Court in Wisconsin.   GSPS
alleged  interference  with a contractual  relationship
with  respect to a distribution agreement  between  the
Best   Power   division  of  GSPS  and   Silcon   Power
Electronics  A/S, a wholly-owned subsidiary  of  Silcon
A/S.  GSPS sought unspecified damages, costs, fees, and
injunctive relief.  On or about November 17, 1998,  the
Company  removed  the  case from  the  Waukesha  County
Circuit  Court to the United States District Court  for
the  Eastern District of Wisconsin.  On June 28,  1999,
GSPS  agreed  to dismiss the suit with prejudice.   The
disposition of this matter does not have a material adverse effect on the Company's consolidated financial position or results of operations or liquidity.

On  or  about January 27, 1999, the Company was  served
with  a  lawsuit filed by an individual in  the  United
States  District  Court  for the  Central  District  of
California    alleging   patent   infringement.     The
plaintiff, Anthony F. Coppola, claims sole ownership of
the  patent  referenced in the lawsuit.  Coppola  seeks
unspecified   damages,  costs,  fees,  and   injunctive
relief.   On  or  about  April 14,  1999,  the  Company
removed the case from the United States District  Court
for  the  Central District of California to the  United
States    District   Court   for   the   District    of
Massachusetts.   The  Company  intends  to   vigorously
defend  against  the  suit and  believes  the  ultimate
disposition  of  this matter will not have  a  material
adverse  effect on the Company's consolidated financial
position  or  results of operations or  liquidity.   No
provision  for any liability that may result from  this
action   has   been   recognized   in   the   Company's
consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS

The  Annual Meeting of Shareholders was held on May  7,
1999 at which the shareholders of the Company approved the following:

(i) by a vote of 80,046,449 shares in favor, 1,625,058 opposed, and 158,488 abstaining, the number of directors was fixed at five.

(ii) the following persons (with vote results) were elected to serve another term as Directors of the
      Company:

                                  For          Against
      Rodger B. Dowdell, Jr.     79,871,009    1,958,986
      James D. Gerson            79,878,556    1,951,439
      Emanuel E. Landsman        79,866,648    1,963,347
      Ervin F. Lyon              79,878,936    1,951,059
      Neil E. Rasmussen          79,866,392    1,963,603

(iii) by a vote of 79,287,742 shares in favor, 2,231,484 opposed, and 310,769 abstaining, approved an amendment of the Company's Articles of Organization to increase the number of authorized shares of common stock from 200 million shares to 450 million shares.

(iv)  by   a   vote  of  41,082,928  shares  in   favor,
      27,492,878   opposed,   and  469,897   abstaining,
      approved an amendment to the Company's 1997  Stock
      Option  Plan  (the  "Plan")  that  increases   the
      aggregate   number  of  shares  of  common   stock
      authorized  for  issuance under the  Plan  from  6
      million shares to 12 million shares.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  Exhibits

Exhibit No. 3.01 - Articles of Organization of the
                   Registrant, as amended
Exhibit No. 27 - Financial Data Schedule

(B)  Reports on Form 8-K

No  reports  on  Form 8-K were filed by American  Power
Conversion  Corporation during the quarter  ended  June
27, 1999.

                                              FORM 10-Q
                                          June 27, 1999


                      SIGNATURES


      Pursuant  to  the requirements of the  Securities
Exchange  Act of 1934, the Registrant has  duly  caused
this  report  to  be  signed  on  its  behalf  by   the
undersigned thereunto duly authorized.


         AMERICAN POWER CONVERSION CORPORATION

                Date:  August 11, 1999


                  /s/ Donald M. Muir

                    Donald M. Muir
                Chief Financial Officer
     (Principal Accounting And Financial Officer)

                                                                 Exhibit 3.01

           The Commonwealth of Massachusetts
                MICHAEL JOSEPH CONNOLLY
                  Secretary of State
       ONE ASHBURTON PLACE, BOSTON, MASS.  02108

               ARTICLES OF ORGANIZATION
                (Under G. L. Ch. 156B)
                     Incorporators

 NAME                                 POST OFFICE ADDRESS

 Include given name in full in case of natural persons; in case of a corporation, give state of incorporation

 William B. Simmons, Jr.  Testa, Hurwitz & Thibeault, LLP
                          60 State Street
                          Boston, Massachusetts 02109

      The above-named incorporator does hereby associate with the intention of forming a corporation under the provisions of General Laws, Chapter 156B and hereby state(s):


      1. The name by which the corporation is formed shall be known is:

           American Power Conversion Corporation

      2. The purpose for which the corporation is formed is as follows:

           To develop, manufacture and market
 electronic equipment for the control and conditioning of electrical power, and to do any and all acts and things permitted to be done by business corporations under the provisions of Chapter 156B, as amended, of the General Laws of Massachusetts.


 Note: If the space provided under any article or item on this form is insufficient, additions shall be set forth on one side only of separate 8 1/2 x 11 sheets of paper with a left margin of at least 1 inch.
 Additions to more than one article may be made on a single sheet so long as each article requiring each addition is clearly indicated.

3. The total number of shares and the par value, if any, of each class of stock within the corporation is authorized as follows:

     CLASS OF STOCK              WITH PAR VALUE STOCKS

           WITHOUT PAR      NUMBER OF    PAR       AMOUNT
              VALUE          SHARES     VALUE

         NUMBER OF SHARES

Preferred      none        none                 $

Common         none        250,000     $.01     $2,500.00

*4. If more than one class is authorized, a description of each of the different classes of stock with, if any, the preferences, voting powers, qualifications, special or relative rights or privileges as to each class thereof and any series now established:

     None

*5. The restrictions, if any, imposed by the Articles of Organization upon the transfer of shares of stock of any class are as follows:

     None

*6. Other lawful provisions, if any, for the conduct and regulation of business and affairs of the corporation, for its voluntary dissolution, or for limiting, defining, or regulating the powers of the corporation, or of its directors or stockholders, or of any class of stockholders: Meetings of stockholders may be held anywhere in the United States. The directors may make, amend or repeal the bylaws in whole or in part, except with respect to any provision thereof which by law or the by-laws requires action by the stockholders. The whole or any part of the authorized but unissued shares of common stock may be issued at any time or from time to time by the Board of Directors without further action by the stockholders. The corporation may become a partner in any business.

*If there are no provisions state "None".

7. By-laws of the corporation have been duly adopted and the initial directors, president, treasurer and clerk, whose names are set out below, have been duly elected.

8. The effective date of organization of the corporation shall be the date of filing with the Secretary of the Commonwealth or if later date is desired, specify date, (not more than 30 days after the date of filing.)

9. The following information shall not for any purpose be treated as a permanent part of the Articles of Organization of the corporation.

     a.   The post office address of the initial
principal office of the corporation of Massachusetts is:

     25 Heritage Drive, Lexington, MA 02173

     b. The name, residence, and post office address of each of the initial directors and following officers of the corporation are as follows:


            NAME                 RESIDENCE            POST OFFICE ADDRESS

President:  Ervin F. Lyon        25 Heritage Drive    25 Heritage Drive
                                 Lexington, MA 02173  Lexington, MA 02173

Treasurer:  Ervin F. Lyon        Same as above        Same as above

Clerk:      Emanuel E. Landsman  3 Brookwood Road     25 Heritage Drive
                                 Lexington, MA 02173  Lexington, MA 02173

Directors:  Emanuel E. Landsman  Same as above        Same as above
            Ervin F. Lyon        Same as above        Same as above
            Neil E. Rasmussen    80 Winsor Road       25 Heritage Drive
                                 Sudbury, MA 01776    Lexington, MA 02173

     c.   The date initially adopted on which the
corporation's fiscal year ends is:

          February 28

     d. The date initially fixed in the by-laws for the annual meeting of stockholders of the corporation is:

          the fourth Tuesday in June

     e. The name and business address of the resident agent, if any, of the corporation is:

          Not applicable

IN WITNESS WHEREOF and under the penalties of perjury the INCORPORATOR(S) sign(s) these Articles of Organization this 11th day of March 1981


William B. Simmons, Jr.       Sole Incorporator

The signature of each incorporator which is not a natural person must be an individual who shall show the capacity in which he acts and by signing shall represent under the penalties of perjury that he is duly authorized on its behalf to sign these Articles of Organization.

           THE COMMONWEALTH OF MASSACHUSETTS

               ARTICLES OF ORGANIZATION
        GENERAL LAWS, CHAPTER 156B, SECTION 12





               I hereby certify that, upon an
          examination  of  the within-written
          articles   of  organization,   duly
          submitted  to  me, it appears  that
          the  provisions of the General Laws
          relative  to  the  organization  of
          corporations  have  been   complied
          with,  and  I  hereby approve  said
          articles; and the filing fee in the
          amount  of  $125 having been  paid,
          said  articles are deemed  to  have
          been filed with me this 11th day of
          March 1981.



          Effective date:




              /s/ Michael Joseph Connolly

                MICHAEL JOSEPH CONNOLLY

                  Secretary of State

   PHOTO COPY OF ARTICLES OF ORGANIZATION TO BE SENT
            TO BE FILLED IN BY CORPORATION

     TO:        William B. Simmons, Jr.
                Testa,  Hurwitz & Thibeault, LLP
                High Street Tower
                60 State Street
                Boston, MA 02110
     Telephone  (617) 367-7500

     FILING FEE: 1/20 of 1% of the total amount of the authorized capital stock with par value, and one cent a share for all authorized shares without par value, but not less than $125.
          General Laws, Chapter 156B. Shares of stock with a par value less than one dollar shall be deemed to have par value of one dollar per share.


Copy Mailed

                                 FEDERAL IDENTIFICATION
                                        NO.  04-2722013

           The Commonwealth of Massachusetts
    OFFICE OF THE MASSACHUSETTS SECRETARY OF STATE

          MICHAEL JOSEPH CONNOLLY, Secretary
   ONE ASHBURTON PLACE, BOSTON, MASSACHUSETTS  02108

                 ARTICLES OF AMENDMENT
       (General Laws, Chapter 156B, Section 72)

        This  certificate  must  be  submitted  to  the
 Secretary of the Commonwealth within sixty days  after
 the  date  of  the vote of stockholders  adopting  the
 amendment.   The  fee for filing this  certificate  is
 prescribed  by  General  Laws, Chapter  156B,  Section
 114. Make check payable to the Commonwealth of Massachusetts

 We           Roger B. Dowdell,* President

 and          Emanuel E. Landsman, * Clerk

 of           American Power Conversion Corporation,
                 (Name of Corporation)

 located at:  89 Cambridge Street, Burlington, Massachusetts 01803,


 do hereby certify that the following amendment to the articles of organization of the corporation was duly adopted March 24, 1986, by unanimous written consent of the holders of all shares of common stock, $.01 par value, outstanding.

      shares of         of         shares outstanding,
               (Class of Stock)
      shares of         of         shares outstanding, and
               (Class of Stock)
      shares of                    shares outstanding.
               (Class of Stock)

 1**being at least a majority of each class outstanding and entitled to vote thereon

 * Delete the inapplicable words.
** Delete the inapplicable clause.
 1For amendments adopted pursuant to Chapter 156B,
 Section 70.
 2For amendments adopted pursuant to Chapter 156B,
 Section 71.
 Note: If the space provided under any article or item on this form is insufficient, additions shall be set forth on one side only of separate 8 1/2 x 11 sheets of paper with a left margin of at least 1 inch.
 Additions to more than one article may be made on a single sheet so long as each article requiring each addition is clearly indicated.

TO CHANGE the number of shares and the par value, if any, of each class of stock within the corporation fill in the following:

The total presently authorized is:


KIND OF STOCK   NO PAR VALUE     WITH PAR VALUE    PAR VALUE
                 NUMBER OF      NUMBER OF SHARES
                   SHARES

COMMON              None       250,000                $.01

PREFERRED           None       None



CHANGE the total to:

KIND OF STOCK   NO PAR VALUE     WITH PAR VALUE    PAR VALUE
                 NUMBER OF      NUMBER OF SHARES
                   SHARES

COMMON              None       500,000                $.01

PREFERRED           None       None

The foregoing amendment will become effective when these articles of amendment are filed in accordance with Chapter 156B, Section 6 of The General Laws unless these articles specify, in accordance with the vote adopting the amendment, a later effective date not more than thirty days after such filing, in which event the amendment will become effective on such later date.

IN WITNESS WHEREOF AND UNDER THE PENALTIES OF PERJURY, we have hereto signed our names this 12th day of May, in the year 1986



/s/ Roger B. Dowdell, *President

/s/ Emanuel E. Landsman, *Clerk

           THE COMMONWEALTH OF MASSACHUSETTS

                 ARTICLES OF AMENDMENT
       (General Laws, Chapter 156B, Section 72)






          I   hereby   approve   the   within
          articles  of  amendment  and,   the
          filing fee in the amount of $125.00
          having been paid, said articles are
          deemed  to have been filed with  me
          this 14th day of May, 1986.







              /s/ Michael Joseph Connolly

                MICHAEL JOSEPH CONNOLLY

                  Secretary of State









            TO BE FILLED IN BY CORPORATION
         Photocopy of amendment to be sent to:
                 William B. Simmons, Jr.
                 Testa,  Hurwitz & Thibeault, LLP
                 53 State Street
                 Boston, MA 02109
     Telephone   (617) 367-7500

                                 FEDERAL IDENTIFICATION
                                        NO.  04-2722013

           The Commonwealth of Massachusetts
    OFFICE OF THE MASSACHUSETTS SECRETARY OF STATE

          MICHAEL JOSEPH CONNOLLY, Secretary
   ONE ASHBURTON PLACE, BOSTON, MASSACHUSETTS  02108

                 ARTICLES OF AMENDMENT
       (General Laws, Chapter 156B, Section 72)

        This  certificate  must  be  submitted  to  the
 Secretary of the Commonwealth within sixty days  after
 the  date  of  the vote of stockholders  adopting  the
 amendment.   The  fee for filing this  certificate  is
 prescribed  by  General  Laws, Chapter  156B,  Section
 114. Make check payable to the Commonwealth of Massachusetts

 We           Roger B. Dowdell,* President

 and          Emanuel E. Landsman, * Clerk

 of           American Power Conversion Corporation,
                 (Name of Corporation)

 located at:  89 Cambridge Street, Burlington, Massachusetts 01803,

 do hereby certify that the following amendment to the articles of organization of the corporation was duly adopted December 26, 1986, by unanimous written consent of the holders of all shares of common stock, $.01 par value, outstanding.

      shares of         of         shares outstanding,
               (Class of Stock)
      shares of         of         shares outstanding, and
               (Class of Stock)
      shares of         of         shares outstanding.
               (Class of Stock)

 1**being at least two-thirds of each class outstanding and entitled to vote thereon and of each class or series of stock whose rights are adversely affected thereby.

         That the Corporation adopt Exhibit A attached hereto as Article 4 of its Articles of Organization
         See Continuation Sheet attached Continuation
 Sheets 4A through 4H

 *Delete the inapplicable words.
 **Delete the inapplicable clause.
 1For amendments adopted pursuant to Chapter 156B,
 Section 70.
 2For amendments adopted pursuant to Chapter 156B,
 Section 71.
 Note: If the space provided under any article or item on this form is insufficient, additions shall be set forth on one side only of separate 8 1/2 x 11 sheets of paper with a left margin of at least 1 inch.
 Additions to more than one article may be made on a single sheet so long as each article requiring each addition is clearly indicated.

TO CHANGE the number of shares and the par value, if any, of each class of stock within the corporation fill in the following:

The total presently authorized is:

KIND OF STOCK   NO PAR VALUE     WITH PAR VALUE    PAR VALUE
                 NUMBER OF      NUMBER OF SHARES
                   SHARES

COMMON              none       500,000                $.01

PREFERRED           none       none




CHANGE the total to:

KIND OF STOCK   NO PAR VALUE     WITH PAR VALUE    PAR VALUE
                 NUMBER OF      NUMBER OF SHARES
                   SHARES

COMMON              none       500,000                $.01

Class A Common      none       250,000                $.01


PREFERRED           none       none

         AMERICAN POWER CONVERSION CORPORATION

                 Continuation Sheet 4A


     Designation. The class of Class A Common Stock, par value $.01 per share, authorized under the Articles of Organization of American Power Conversion
Corporation (the "Corporation") shall be designated the "Class A Stock", and the class of Common Stock, par value $.01 per share, authorized under the Articles of Organization of the Corporation shall be designated the "Common Stock." The Class A Stock and the Common Stock shall have the relative rights and privileges as follows:

A.   CLASS A STOCK

     1. Dividends. No dividends shall be declared and set aside for any shares of the Class A Stock;
provided, however, that in the event the Board of Directors of the Corporation shall declare a dividend, out of assets legally available for that purpose, payable upon the outstanding shares of the Common
Stock, the holder of each share of Class A Stock shall be entitled to the amount of dividends as would be payable on the number of full shares of Common Stock into which each share of Class A Stock could then be converted pursuant to Section 4.

          The declaration of dividends shall be within the sole discretion of the Board of Directors.
Dividends may be payable in cash, stock or otherwise.
All dividends declared upon the Class A Stock shall be declared pro rata per share. All payments due under this Section 1 to any stockholders shall be made to the nearest cent.

     2.   Liquidation Preference.  The holders of
shares of the Class A Stock shall be entitled to participate in any liquidations, dissolution or winding up of this Corporation on a preferred basis.

          (a)  In the event of any liquidation,
dissolution or winding up of this Corporation, either voluntary or involuntary, the holders of Class A Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets of this Corporation to the holders of Common Stock by reason of their ownership thereof, an amount equal to $1.50 per share plus any declared but unpaid dividends on each such share (the "Preferential Amount"). If upon the occurrence of such event, the assets and funds thus distributed among the holders of the Class A Stock shall be insufficient to permit the payment to such holders of the full Preferential Amount, then the entire assets and funds of the Corporation legally available for distribution shall be distributed ratably among the holders of the Class A Stock in the same proportion as the number of total shares of Class A
Stock owned by each such holder bears to the total number of outstanding shares of Class A Stock.

          (b)  After the distributions described in
subsection (a) above have been paid, the remaining assets of the Corporation available for distribution to shareholders shall be distributed among the holders of Common Stock.

          (c)  A merger or consolidation of this
Corporation with or into any other corporation or other entity or person, or a sale, conveyance or disposition of all or substantially all of the assets of this Corporation, or the effectuation by the Corporation of a transaction in which more than 50% of the voting power of the Corporation is disposed of, or any other corporate reorganization in which the Corporation shall not be the continuing or surviving entity of such consolidation, merger, or reorganization, shall not be deemed to be a liquidation, dissolution or winding up within the meaning of this Section 2.

     3. Voting Power. The holder of each share of Class A Stock shall have the right to one vote for each whole share of Common Stock into which such Class A
Stock could then be converted. In addition to any rights provided by law or in the Corporation's by-laws, the holder of each share of Class A Stock shall be entitled to vote on all matters as to which holders of Common Stock shall be entitled to vote, in the same manner and with the same effect as such holders of Common Stock. Except as otherwise provided herein or as required by law, the holders of shares of the Class
A Stock and the Common Stock shall vote together as a single class on all matters.

          The holder of each share of Class A Stock shall be entitled to notice of any shareholders' meeting in accordance with the by-laws of this Corporation.

     4.   Conversion.  The holder of shares of Class A
Stock shall have the conversion rights set forth hereinafter.

          4.01.     Right to Convert.  Each share of
Class A Stock shall be convertible, at the option of the holder thereof, at any time after the date of issuance of such share, at the office of the Corporation or any transfer agent for the Class A Stock or Common Stock, into fully paid and nonassessable shares of Common Stock. The number of shares of Common
Stock to which a holder of Class A Stock shall be entitled upon conversion shall be the product obtained by multiplying the Conversion Rate (as hereinafter defined and determined as provided in Section 4.03(a)) by the number of shares of Class A Stock being converted.

          4.02.     Automatic Conversion.  Each share
of Class A Stock outstanding shall automatically be converted into the number of shares of Common Stock into which each such share of Class A Stock is convertible immediately upon the earlier of:

(a) the closing of an underwritten public offering of securities by the Corporation pursuant to an effective registration statement under the Securities Act of 1933, as amended, or (b) the consummation of a merger or consolidation of the Corporation with or into another corporation or other entity or person, or the sale of all or substantially all of the Corporation's properties and assets to any other person, or any transaction or series of related transactions by the Corporation in which more than 50% of the Corporation's voting power is transferred, or any other corporate reorganization in which the Corporation should not be the continuing or surviving entity of such merger, consolidation or reorganization (either of such events being referred to herein as the "Closing"). When such Closing occurs, the outstanding shares of Class A Stock shall be deemed to be converted automatically without any further action by the holders of such shares and whether or not the certificates representing such shares are surrendered to the Corporation or its transfer agent. The date of the Closing shall be the effective date of conversion.

               Upon the occurrence of the automatic
conversion of all of the outstanding Class A Stock, the holders of the Class A Stock shall surrender the certificates representing such shares at the office of the Corporation or of any transfer agent for the Common
Stock. Thereupon, there shall be issued and delivered to such holder, promptly at such office and in his name as shown or such surrendered certificate or certificates, a certificate or certificates for the number of shares of Common Stock (or securities issuable in exchange for such Common Stock) into which the shares of the Class A Stock surrendered were convertible on the date on which such automatic conversion occurred. The Corporation shall not be obligated to issue certificates evidencing the shares of Common Stock (or securities issuable in exchange for such Common Stock) issuable upon such automatic conversion unless certificates evidencing such shares of the Class A Stock being converted are either delivered to the Corporation or any transfer agent, as hereinafter provided, or the holder notifies the Corporation or any transfer agent, as hereinafter provided, that such certificates have been lost, stolen or destroyed and executes an agreement satisfactory to the Corporation to indemnify the Corporation from any loss incurred by it in connection therewith.

               The number of shares of Common Stock to
which a holder of Class A Stock shall be entitled to upon automatic conversion shall be the product obtained by multiplying the Conversion Rate (as defined and determined as provided in Section 4.03(a)) by the number of shares of Class A Stock then held by such holder.

          4.03.     Conversion Rate.  The Conversion
Rate for the Class A Stock (the "Conversion Rate") initially shall be the quotient obtained by dividing
(i) $1.50 by (ii) the Conversion Price per share calculated as provided below.

               The Conversion Price for the Class A
Stock (the "Conversion Price") shall be $1.50, except that such amount shall be adjusted from time to time as hereinafter provided.

          4.04.     Mechanics of Conversion.  The
mechanics of the conversion of the Class A Stock shall be as follows (except as otherwise provided in Section
4.02, in the case of automatic conversion):

               (a)  Exchange of Share Certificates.  To
exercise his conversion privilege, a holder of Class A
Stock shall surrender the certificate or certificates therefor, duly endorsed, at the office of the Corporation or of any transfer agent for shares of Class A Stock or Common Stock, accompanied by a written notice of his election to convert the same and of the number of shares of Class A Stock to be so converted.
As promptly as practicable after receipt of such certificates and notice, the Corporation shall forthwith issue and deliver at such office to such holder of Class A Stock a certificate or certificates for the number of shares of Common Stock to which he shall be entitled pursuant to Section 4.01 hereof.

               (b)  Effective Date of Conversion.  Each
conversion shall be deemed to have been made immediately prior to the close of business of the Corporation on the date of the surrender to the Corporation of the shares of Class A Stock to be converted, and the person or persons entitled to receive the shares of Common Stock issuable upon such conversion shall be treated for all purposes as the record holder or holders of such shares of Common Stock on such date.

               (c)  Partial Conversion.  In the event
some but not all of the shares of Class A Stock represented by a certificate or certificates surrendered by a holder are converted, the Corporation shall execute and deliver to or on the order of the holder, at the expense of the Corporation, a new certificate representing the number of shares of Class
A Stock which were not converted.

          4.05.     Adjustment of Stock Splits and
Combinations. If the Corporation shall at any time or from time to time after the sale of the Class A Stock effect a subdivision of the outstanding Common Stock, the Conversion Price in effect immediately prior to such subdivision shall be proportionately decreased by multiplying (i) such Conversion Price by (ii) a fraction, (A) the numerator of which shall be equal to the total number of shares of Common Stock issued and outstanding immediately prior to such subdivision, and
(B) the denominator of which shall be the total number of shares of Common Stock issued and outstanding immediately after such subdivision. If the Corporation shall at any time or from time to time after the sale of the Class A Stock effect any combination of the outstanding shares of Common Stock, the Conversion
Price in effect immediately prior to such combination shall be proportionately increased by multiplying (iii) such Conversion Price by (iv) a fraction, (A) the numerator of which shall be equal to the total number of shares of Common Stock issued and outstanding immediately prior to such combination, and (B) the denominator of which shall be the total number of shares of Common Stock issued and outstanding immediately after such combination. Any adjustment under this Section 4.05 shall be effective at the close of business on the date on which such subdivision or combination becomes effective.

          4.06.     Adjustment for Certain Dividends
and Distributions. In the event the Corporation at any time or from time to time after the sale of the Class A stock shall make or issue or fix a record date for the determination of holders of Common Stock entitled to receive a dividend or other distribution payable in additional shares of Common Stock, then and in each such event the Conversion Price then in effect shall be decreased as of the time of such issuance or, in the event such a record date shall have been fixed, as of the close of business on such record date, by multiplying (i) the Conversion Price then in effect by
(ii) a fraction:

               (A)  the numerator of which shall be equal
     to the total number of shares of Common Stock issued and outstanding immediately prior to the time of issuance or the close of business on such record date, and
               (B)  the denominator of which shall be
     equal to the sum of (i) the total number of shares of Common Stock issued and outstanding immediately prior to the time of such issuance or the close of business on such record date, plus (ii) the number of shares of Common Stock issuable in payment of such dividend or distribution;

provided, however, that if such record date shall have been fixed and such dividend is not fully paid or if such distribution is not fully made on the date fixed therefor, the Conversion Price shall be recomputed accordingly as of the close of business on such record date; and thereafter the Conversion Price shall be adjusted pursuant to this Section 4.06 as of the time of actual payment of such dividends or distributions.
In the event that any holder of shares of Class A Stock elects to convert any of such shares into Common Stock after any record date for determining holders of

Common Stock entitled to receive a dividend or other distribution payable in shares of Common Stock but prior to the date on which such dividend is paid, the Corporation may defer, until such dividend is paid, the issue to such holder of those additional shares of Common Stock issuable to such holder upon such conversion solely by reason of the adjustment made to the Conversion Price pursuant to this Section 4.06 on the record date for such dividend;
provided, however, that the Corporation shall, upon the request of such holder, issue to such holder a written instrument evidencing such holder's right to receive such additional shares.

          4.07.     Adjustment for Other Dividends and
Distributions. In the event the Corporation at any time or from time to time after the sale of the Class A
Stock shall make or issue or fix a record date for the determination of holders of shares of Common Stock entitled to receive a dividend or other distribution payable in securities of the Corporation other than shares of Common Stock, then and in each such event provisions shall be made so that the holder of shares of Class A Stock shall receive, upon conversion thereof, in addition to the number of shares of Common
Stock receivable thereupon, the amount of securities of the Corporation which they would have received had their Class A Stock been converted into Common Stock on the date of such event and had thereafter, during the period from the date of such event to and including the conversion date, retained such securities receivable by them as aforesaid during such period, giving application to all adjustments called for during such period with respect to the rights of the holders of shares of Class A Stock.

          4.08.     Adjustment for Reclassification;
Exchange and Substitution.  If the shares of Common
Stock issuable upon the conversion of the shares of Class A Stock shall be changed into the same or different number of shares of any class or classes of stock, whether by capital reorganization, reclassification or otherwise (other than a subdivision or combination of shares or stock dividend provided for above, or a reorganization, merger, consolidation or sale of assets provided for elsewhere in Section 4.02 hereof) then and in each such event the holder of each share of Class A Stock shall have the right thereafter to convert such share of Class A Stock into the kind and amount of shares of reorganization, reclassification or other change by holders of the number of shares of Common Stock into which such share of Class A Stock might have been converted immediately prior to such reorganization, reclassification or change, all subject to further adjustment as provided herein.

          4.09 Notice of Record Date.  In the event of
(i) any taking by the Corporation of a record of the holders of any class of securities for the purpose of determining the holders thereof who are entitled to receive any dividend or other distribution, or (ii) any capital reorganization of the corporation, any reclassification or recapitalization of the capital stock of the Corporation, any merger or consolidation of the Corporation, and any transfer or sale of all or substantially all of the assets of the Corporation to any other corporation, or any transaction by the Corporation in which more than 50% of the voting power is transferred or any other entity or person, or any voluntary or involuntary dissolution, liquidation or winding up of the Corporation, the Corporation shall mail to each holder of Class A Stock at least 10 days prior to the record date specified therein, a notice specifying (A) the date on which any such record is to be taken for the purpose of such dividend or distribution and a description of such dividend or distribution, (B) the date on which any such reorganization, reclassification, recapitalization, transfer, sale, merger, consolidation, transaction, dissolution, liquidation or winding up is expected to become effective, and (C) the time, if any, that is to be fixed, as to when the holders of record of Common
Stock (or other securities) shall be entitled to exchange their shares of Common Stock (or other securities) for securities or other property deliverable upon such reorganization, reclassification, recapitalization, transfer, sale, merger, consolidation, transaction, dissolution, liquidation or winding up.

          4.10.     Fractional Shares.  No fractional
shares of Common Stock shall be issued upon conversion of shares of Class A Stock. In lieu of any fractional shares to which any holder of shares of Class A Stock would otherwise be entitled, the Corporation shall pay cash equal to the product of such fraction multiplied by the fair market value of one share of the Corporation's Common Stock on the date of conversion, as determined in good faith by the Board of Directors of the Corporation.

          4.11.     Reservation of Stock Issuable Upon
Conversion. The Corporation shall at times reserve and keep available out of its authorized but unissued shares of Common Stock, solely for the purpose of effecting the conversion of the shares of Class A
Stock, such number of its shares of Common Stock as shall from time to time be sufficient to effect the conversion of all outstanding shares of Class A Stock, and, if at any time the number of authorized but unissued shares of Common Stock shall not be sufficient to effect the conversion of all then outstanding shares of Class A Stock, the Corporation will forthwith take such corporate action as may be necessary or appropriate to increase its authorized but unissued shares of Common Stock to such number of shares as shall be sufficient for such purpose.

B.   COMMON STOCK

     1. Voting Rights. Except as otherwise required by law or these Articles of Organization, each holder of Common Stock shall have one vote in respect of each share of Common Stock held by him of record on the books of the Corporation for the election of directors and on all matters submitted to a vote of stockholders of the Corporation. Except as otherwise provided herein or as provided by law, the holders of shares of the Class A Stock and the Common Stock shall vote together as a single class on all matters.

     2.   Dividends.  The holders of shares of Common
Stock shall be entitled to receive, when and if declared by the board of directors, out of assets of the Corporation which are by law available therefor, dividends payable in cash, in property or in shares of capital stock.

     The foregoing amendment will become effective when these articles of amendment are filed in accordance with Chapter 156B, Section 6 of The General Laws unless these articles specify, in accordance with the vote adopting the amendment, a later effective date not more than thirty days after such filing, in which event the amendment will become effective on such later date.

The foregoing amendment will become effective when these articles of amendment are filed in accordance with Chapter 156B, Section 6 of The General Laws unless these articles specify, in accordance with the vote adopting the amendment, a later effective date not more than thirty days after such filing, in which event the amendment will become effective on such later date.

IN WITNESS WHEREOF AND UNDER THE PENALTIES OF PERJURY, we have hereto signed our names this 29thth day of December, in the year 1986



/s/ Roger B. Dowdell, *President

/s/ Emanuel E. Landsman, *Clerk

           THE COMMONWEALTH OF MASSACHUSETTS

                 ARTICLES OF AMENDMENT
       (General Laws, Chapter 156B, Section 72)






          I   hereby   approve   the   within
          articles  of  amendment  and,   the
          filing fee in the amount of $125.00
          having been paid, said articles are
          deemed  to have been filed with  me
          this 31st day of December, 1986.







              /s/ Michael Joseph Connolly

                MICHAEL JOSEPH CONNOLLY

                  Secretary of State









            TO BE FILLED IN BY CORPORATION
         Photocopy of amendment to be sent to:

                 William B. Simmons, Jr.
                 Testa, Hurwitz & Thibeault, LLP
                 53 State Street
                 Boston, MA 02109
     Telephone   (617) 367-7500

                                 FEDERAL IDENTIFICATION
                                        NO.  04-2722013
           The Commonwealth of Massachusetts
    OFFICE OF THE MASSACHUSETTS SECRETARY OF STATE

          MICHAEL JOSEPH CONNOLLY, Secretary
   ONE ASHBURTON PLACE, BOSTON, MASSACHUSETTS  02108

                 ARTICLES OF AMENDMENT
       (General Laws, Chapter 156B, Section 72)

        This  certificate  must  be  submitted  to  the
 Secretary of the Commonwealth within sixty days  after
 the  date  of  the vote of stockholders  adopting  the
 amendment.   The  fee for filing this  certificate  is
 prescribed  by  General  Laws, Chapter  156B,  Section
 114. Make check payable to the Commonwealth of Massachusetts

 We           Roger B. Dowdell,* President

 and          Emanuel E. Landsman, * Clerk

 of           American Power Conversion Corporation,
                 (Name of Corporation)

 located at:  8 Blanchard Road, Burlington, Massachusetts 01803

 do hereby certify that the following amendment to the articles of organization of the corporation was duly adopted June 16, 1988, by vote of



 190,697 shares of Common Stock out of 200,697 shares outstanding,
                   (Class of Stock)
 204,859 shares of Class A Common Stock out of 210,414 shares outstanding, and
                   (Class of Stock)
         shares of                      out of         shares outstanding.
                   (Class of Stock)

 1**being at least two-thirds of each class outstanding and entitled to vote thereon and of each class or series of stock whose rights are adversely affected thereby

 Voted: That Article Six of the Corporation's Articles of Organization be amended by adding the following provisions:

          SEE ATTACHED CONTINUATION SHEET 6

 *Delete the inapplicable words.
**Delete the inapplicable clause.
 1For amendments adopted pursuant to Chapter 156B,
 Section 70.
 2For amendments adopted pursuant to Chapter 156B,
 Section 71.
 Note: If the space provided under any article or item on this form is insufficient, additions shall be set forth on one side only of separate 8 1/2 x 11 sheets of paper with a left margin of at least 1 inch.
 Additions to more than one article may be made on a single sheet so long as each article requiring each addition is clearly indicated.

TO CHANGE the number of shares and the par value, if any, of each class of stock within the corporation fill in the following:

The total presently authorized is:



KIND OF STOCK    NO PAR VALUE     WITH PAR VALUE    PAR VALUE
                  NUMBER OF      NUMBER OF SHARES
                    SHARES

COMMON               None       500,000               $.01

CLASS A COMMON       None       250,000               $.01


PREFERRED            None       None







CHANGE the total to:

KIND OF STOCK   NO PAR VALUE     WITH PAR VALUE    PAR VALUE
                  NUMBER OF     NUMBER OF SHARES
                   SHARES

COMMON              None       5,000,000              $.01

CLASS A COMMON      None       250,000



PREFERRED

                 CONTINUATION SHEET 6



     That Corporation eliminates the personal liability of each director to the Corporation or its stockholders for monetary damages for a breach of fiduciary duty as a director notwithstanding any statutory provision or other law imposing such liability; provided, that nothing in this paragraph shall eliminate or limit the liability of a director (i) for any breach of the director's duty of loyalty to the Corporation or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) under sections Sixty-
One or Sixty-Two of Chapter 156B of the Massachusetts
General Laws, or (iv) for any transaction from which the director derived an improper personal benefit.

The foregoing amendment will become effective when these articles of amendment are filed in accordance with Chapter 156B, Section 6 of The General Laws unless these articles specify, in accordance with the vote adopting the amendment, a later effective date not more than thirty days after such filing, in which event the amendment will become effective on such later date.

IN WITNESS WHEREOF AND UNDER THE PENALTIES OF PERJURY, we have hereto signed our names this 20th day of June, in the year 1988



/s/ Roger B. Dowdell, *President

/s/ Emanuel E. Landsman, *Clerk

           THE COMMONWEALTH OF MASSACHUSETTS

                 ARTICLES OF AMENDMENT
       (General Laws, Chapter 156B, Section 72)






          I   hereby   approve   the   within
          articles  of  amendment  and,   the
          filing   fee  in  the   amount   of
          $2,325.00  having been  paid,  said
          articles  are deemed to  have  been
          filed  with  me this  21st  day  of
          June, 1988.







              /s/ Michael Joseph Connolly

                MICHAEL JOSEPH CONNOLLY

                  Secretary of State









            TO BE FILLED IN BY CORPORATION
         Photocopy of amendment to be sent to:

                William B. Simmons, Jr.
                Testa, Hurwitz & Thibeault, LLP
                53 State Street
                Boston, MA 02109
     Telephone  (617) 367-7500

                                 FEDERAL IDENTIFICATION
                                        NO.  04-2722013
           The Commonwealth of Massachusetts
    OFFICE OF THE MASSACHUSETTS SECRETARY OF STATE

          MICHAEL JOSEPH CONNOLLY, Secretary
   ONE ASHBURTON PLACE, BOSTON, MASSACHUSETTS  02108

                 ARTICLES OF AMENDMENT
       (General Laws, Chapter 156B, Section 72)

        This  certificate  must  be  submitted  to  the
 Secretary of the Commonwealth within sixty days  after
 the  date  of  the vote of stockholders  adopting  the
 amendment.   The  fee for filing this  certificate  is
 prescribed  by  General  Laws, Chapter  156B,  Section
 114. Make check payable to the Commonwealth of Massachusetts

 We           Roger B. Dowdell,* President

 and          Emanuel E. Landsman, * Clerk

 of           American Power Conversion Corporation,
                 (Name of Corporation)

 located at:  267 Boston Road #2, Billerica, Massachusetts 01862


 do hereby certify that these ARTICLES OF AMENDMENT affecting Articles NUMBERED: 6 of the Articles of Organization were duly adopted at a meeting held on May 16, 1990, by vote of:

 2,318,302 shares of Common Stock out of 3,471,406 shares outstanding, type, class & series, (if any)
 _______   shares of Class A Common Stock out of   shares outstanding, and
             type, class & series, (if any)
 _______   shares of Class A Common Stock out of   shares outstanding, and
             type, class & series, (if any)

 1**being at least two-thirds of each class outstanding and entitled to vote thereon

 Voted: That Article Six of the Corporation's Articles of Organization be amended by adding the following provisions:

                SEE ATTACHED CONTINUATION SHEETS 6.1 TO 6.8

 *Delete the inapplicable words.
**Delete the inapplicable clause.
 1For amendments adopted pursuant to Chapter 156B,
 Section 70.
 2For amendments adopted pursuant to Chapter 156B,
 Section 71.
 Note: If the space provided under any article or item on this form is insufficient, additions shall be set forth on one side only of separate 8 1/2 x 11 sheets of paper with a left margin of at least 1 inch.
 Additions to more than one article may be made on a single sheet so long as each article requiring each addition is clearly indicated.

TO CHANGE the number of shares and the par value, if any, class or series of stock which the corporation is authorized to issue, fill in the following:



The total presently authorized is:



WITHOUT PAR VALUE STOCKS        WITH PAR VALUE STOCKS

   TYPE       NUMBER OF             TYPE      NUMBER OF    PAR VALUE
               SHARES                          SHARES

COMMON                           COMMON

PREFERRED                        PREFERRED



CHANGE the total authorized to:



WITHOUT PAR VALUE STOCKS        WITH PAR VALUE STOCKS
   TYPE       NUMBER OF             TYPE      NUMBER OF    PAR VALUE
               SHARES                          SHARES

COMMON                           COMMON

PREFERRED                        PREFERRED

                                                6.1-6.8
         American Power Conversion Corporation
                 Articles of Amendment


PART A

FAIR PRICE AMENDMENT

I. In addition to any affirmative vote required by law or any other provision of these Articles of organization or the By-Laws of the Company, the affirmative vote of the holders of not less than 80% of the Voting Stock shall be required for the approval or authorization of any Business
     Transaction with, or proposed by or on behalf of, a Related Person, or any Business Transaction in which a Related Person has an interest (except proportionately as a shareholder of the Company), or any Business Transaction of the type described in clause (f) of the definition of "Business
     Transaction" set forth in Paragraph IID below;
     provided, however, that the 80% voting requirement shall not be applicable if (i) Continuing
     Directors at the time constitute at least majority of the entire Board of Directors of the Company and have expressly approved the Business
     Transaction, either specifically or as a transaction within an approved category of transactions, by at least a majority vote of such Continuing Directors, or (ii) all of the following conditions are satisfied:

     A.   The Business Transaction is a merger or
          consolidation, or liquidation or dissolution, or sale, lease, exchange, transfer or other disposition of substantially all of the assets of the Company, and (i) the cash or fair market value (at the date of consummation of such Business Transaction) of the property, securities or other consideration to be received per share by holders of Common Stock of the Company (other than such Related Person) in connection with such Business Transaction is at least equal in value to such Related Person's Highest Purchase Price and such per share consideration is in cash or the same form as such Related Person has previously paid to acquire any shares of Common Stock of the Company acquired by such Related Person prior to such Business Transaction; and (ii) the cash or fair market value (at the date of consummation of such Business Transaction) of the property, securities or other consideration to be received per share by holders of any class of Voting Stock other than Common Stock in connection with such Business Transaction is at least equal in value to the higher of such Related Person's Highest Purchase Price for such other class of stock or the highest preferential amount per share to which the holders of such class of Voting Stock are entitled in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company.

     B. After such Related Person has become the Beneficial Owner of not less than 15% of the Voting Stock and prior to the consummation of such Business Transaction, such Related
          Person shall not have become the Beneficial owner of any additional shares of Voting
          Stock, except (i) as a part of the
          transaction which resulted in such Related
          Person becoming a Related Person or (ii) as a result of a pro rata stock dividend or stock split.

     C.   Prior to the consummation of such Business
          Transaction, such Related Person shall not have, directly or indirectly, (i) received the benefit (except proportionately as a shareholder of the Company) of any loans, advances, guarantees, pledges or other financial assistance or tax credits or other tax advantages provided by the Company or any of its subsidiaries, or (ii) caused any material change in the Company's business, capital structure, including, without limitation, the issuance of shares of capital stock of the Company to any third party or Common Stock dividend rate or policy (except as approved by a majority of the Continuing
          Directors).

     D. A proxy or information statement describing the proposed Business Transaction and complying with the requirements of the Securities Exchange Act of 1934 and the rules and regulations thereunder (the "Act") (or any subsequent provisions replacing such Act, rules or regulations) shall have been mailed to all shareholders of the Company at least
          30 days prior to the consummation of such Business Transaction (whether or not such proxy or information statement is required to be mailed pursuant to such Act or subsequent provisions). The proxy or information statement shall contain on the first page thereof, in a prominent place, any statement as to the advisability (or inadvisability) of the Business Transaction that the Continuing
          Directors, or any of them, may choose to make and, if deemed advisable by a .majority of the Continuing Directors, the opinion of an investment banking firm selected by a majority of the Continuing Directors as to the fairness (or not) of the terms of the Business Transaction from a financial point of view to the holders of the outstanding shares of Voting Stock other than the Related
          Person, such investment banking firm to be paid a reasonable fee for its services, by the Company.

II.  For the purposes of this Part A:

     A. The term "Affiliate", as used to indicate a relationship to a specified person, shall mean a person that directly, or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control with, such specified person.

     B. The term "Associate", as used to indicate a relationship with a specified person, shall mean (a) any corporation, partnership or other organization of which such specified person is an officer or partner or is, directly or indirectly, the Beneficial owner of 10% or more of any class of equity securities, (b) any trust or other estate in which such person has a substantial beneficial interest or as to which such specified person serves as trustee or in a similar fiduciary capacity, (c) any relative or spouse of such specified person, or any relative of such spouse, who has the same home as such specified person or who is a director or officer of the Company or any of its parents or subsidiaries and (d) any person who is a director or officer of such specified person or any of its parents or subsidiaries (other than the Company or any wholly-owned subsidiary of the Company).

     C. The term "Beneficial owner" shall be defined by reference to Rule 13d-3 under the Securities Exchange Act of 1934, as in effect on April 4, 1990; provided, however, that any individual, corporation, partnership, group, association or other person or entity which has the right to acquire or vote any Voting Stock at any time in the future, whether such right is contingent or absolute, pursuant to any agreement, arrangement or understanding or upon exercise of conversion rights, warrants or options, or otherwise, shall be deemed the Beneficial Owner of such Voting Stock for purposes of determining whether such Beneficial Owner is a Related
          Person. For the purposes of determining whether a person is a Related Person pursuant to Paragraph G below, the number of shares of Voting Stock deemed to be outstanding shall include shares deemed beneficially owned by such person through application of this Paragraph C, but shall not include any other shares of Voting Stock that may be issuable pursuant to any agreement, arrangement or understanding, or upon exercise of conversion rights, warrants or options, or otherwise.

     D.   The term "Business Transaction" shall mean
          (a) any merger or consolidation involving the Company or a subsidiary of the Company, (b) whether in one transaction or a series of transactions, any sale, lease, exchange, transfer or other disposition including, without limitation, a mortgage or any other security device, of all or any Substantial
          Part of the assets either of the Company or of a subsidiary of the Company, whether in one transaction or a series of transactions,
          (c) any sale, lease, exchange, transfer, mortgage, pledge or other disposition of all or any part of the assets of an entity to the Company or a subsidiary of the Company if such assets would constitute a Substantial
          Part of the assets of the Company or such subsidiary immediately following consummation of such transaction, (d) the issuance, sale, exchange, transfer or other disposition by the Company or a subsidiary of the Company of any securities of the Company or any subsidiary of the Company, except proportionately to the shareholders of the Company or of such subsidiary, (e) any recapitalization or reclassification of the securities of the Company (including, without limitation, any reverse stock split) or other transaction that would have the effect of increasing the proportionate voting power of a Related Person, (f) any liquidation, spin-off, split-up or dissolution of the Company, or any amendment to the Company's By-Laws, and (g) any agreement, contract or other arrangement providing for any of the transactions, described in this definition of Business Transaction.

     E. The term "Continuing Director" shall mean a director who either was a member of the Board of Directors of the Company prior to the time the Related Person in question, including its Affiliates and Associates, first became a Related Person or who subsequently became a director of the Company and whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least a majority of the Continuing Directors then on the Board; provided, however, that in no event shall a director be considered a "Continuing Director" if such director is a Related Person (or an agent or other representative of a Related Person) and the Business Transaction to be voted upon is with, or proposed by or on behalf of, such Related Person or is one in which such Related Person otherwise has an interest
          (except proportionately as a shareholder of the Company).

     F. The term "Highest Purchase Price" shall mean the higher of (i) the highest amount of consideration paid by such Related Person for a share of Common Stock of the Company
          (including any brokerage commissions,
          transfer taxes and soliciting dealers' fees) at any time on, or within two years prior to, the date such Related Person, including its Affiliates and Associates, first become a Related Person and during any time while such Related Person was a Related Person or (ii) the fair market value per share of Common
          Stock on the date the Business Transaction is first publicly announced; provided, however, that the Highest Purchase Price shall be determined after appropriate adjustment to reflect the occurrence of any reclassification, recapitalization, stock split, reverse stock split or other readjustment in the number of outstanding shares of Common Stock of the Company, or the payment of a stock dividend thereon.

     G. The term "Related Person" shall mean and include (a) any individual, corporation, partnership, group (within the meaning of Rule 13d5 under the Securities Exchange Act of 1934, as in effect on March 22, 1987), association or other person or entity which, together with its Affiliates and Associates,
          (i) is or has announced or publicly disclosed a plan or intention to become the Beneficial owner of not less than 5% of the Voting Stock or (ii) was the Beneficial owner of not less than 5% of the Voting Stock (x) at the time
          (or within one year prior to the time) the definitive agreement providing for the
          Business Transaction (including any amendment thereof) was entered into, (y) at the time
          (or within one year prior to the time) a resolution approving the Business Transaction was adopted by the Board of Directors of this Company or (z) as of the record date of this Company (or within one year prior to such record date) for the determination of shareholders entitled to notice of the right to vote on, or consent to, the Business
          Transaction, and (b) any Affiliate or
          Associate of any such individual,
          corporation, partnership, group, association or other person or entity; provided, however, and notwithstanding anything in the foregoing to the contrary, the term "Related Person" shall not include this Company, a wholly-owned subsidiary of this Company, any employee stock ownership or other employee benefit plan of this Company or of any wholly-owned subsidiary of this Company, or any trustee of, or fiduciary with respect to, any such plan when acting in such capacity.

     H. The term "Substantial Part" shall mean more than 10% of the book value of the total assets of the entity in question, as reflected on the most recent fiscal yearend consolidated balance sheet of such entity existing at the time a resolution approving the Business Transaction involving the assets constituting any such Substantial Part was adopted by the Board of Directors of the Company.

     I. The term "Voting Stock" shall at any time mean all outstanding shares of capital stock of the Company then entitled to vote generally in the election of directors, considered for the purpose of Part A of this
          Article 6 as one class; provided, however, that if the Company has shares of voting
          Stock entitled to more or less than one vote for any such share, for purposes of determining the number of outstanding shares of Voting Stock, each such share shall be deemed to be that number of shares of Voting Stock equal to the number of votes entitled to be cast by the holder thereof in respect of such shares.

     J. In the event of a merger in which the Company is the surviving corporation, or in the event of a sale, lease, exchange, transfer or other disposition or substantially all of the assets of the Company, the phrase "property, securities or other consideration to be received" shall include, without limitation, common and other capital stock of the Company retained by its shareholders (other than such Related Person).

III.

     A. For the purpose of this Part A of Article 6, if the Continuing Directors constitute at least a majority of the entire Board of Directors of the Company, then a majority of such Continuing Directors shall have the power to make a good faith determination
          (which determination shall be final), on the basis of information known to them, of all questions arising under this Part A of
          Article 6, including, without limitation, (i) the number of shares of Voting Stock of which any person is the Beneficial owner, (ii) whether a person is an Affiliate or Associate of another, (iii) whether a person has an agreement, arrangement or understanding with another as to the matters referred to in the definition of Beneficial Owner herein, (iv) whether the assets subject to any Business
          Transaction constitute a Substantial Part,
          (v) whether any Business Transaction is one in which a Related Person has an interest
          (except proportionately as a shareholder of the Company), (vi) whether a Related Person has, directly or indirectly, received the benefits of or caused any of the changes referred to in subparagraph IC of this Part A of Article 6, (vii) whether the cash and/or the fair market value of the consideration other than cash to be received per share by holders of Common Stock of the Company in connection with a Business Transaction described in Subparagraph IA of this Part A of Article 6 is at least equal in value to the Related Person's Highest Purchase Price, and (viii) such other matters with respect to which a determination is required under this Part A of Article 6.

     B. The fact that any Business Transaction is one to which the 80% voting requirement of this Part A of Article 6 is not applicable shall not be construed to impose any fiduciary duty, obligation or responsibility on the Board of Directors, or any member thereof, to approve such Business Transaction or recommend its adoption or approval to the shareholders of the Company, nor shall such compliance limit, prohibit or otherwise restrict in any manner the Board of Directors, or any member thereof, with respect to evaluations of or actions and responses taken with respect to such Business
          Transaction.

     C. For the purposes of this Part A of Article 6 a Business Transaction or any proposal to amend, repeal or adopt any provision of the Articles of Organization inconsistent with this Part A of Article 6 (collectively,
          "Proposed Action") is presumed to have been proposed by, or on behalf of, a Related
          Person if (i) after the Related Person became such, the Proposed Action is proposed following the election of any director of the Company who with respect to such Related
          Person, would not qualify to serve
          as a Continuing Director or (ii) such Related
          Person votes for or consents to the adoption of any such Proposed Action, unless as to such Related Person a majority of the Continuing Directors makes a good faith determination that such Proposed Action is not proposed by or on behalf of such Related
          Person, based on information known to them after reasonable inquiry.

IV. Any unissued capital stock from time to time authorized under the Articles of Organization may be issued by vote of the holders of 80% or more of the voting power of the Voting Stock, or by the Board of Directors. The affirmative vote of the holders of 80% or more of the voting power of the Voting Stock shall be required to eliminate or otherwise modify in any respect the power of the Directors to issue authorized but unissued capital stock of the Company in accordance with, and as permitted by, the Articles of Organization or the By-Laws of the Company.

V. Notwithstanding any other provisions of these Articles of Organization or the By-Laws of the Company (and notwithstanding that a lesser percentage may be specified by law, these Articles of Organization or the By-Laws of the Company), the provisions of this Part A of Article 6 may not be altered, repealed or amended in any respect, nor may any provision of these Articles of Organization or By-Laws be adopted inconsistent with this Part A of Article 6, unless such action is approved by the affirmative vote of the holders of not less than 80% of the voting power of the Voting Stock; provided, however, that this paragraph shall not apply, and such 80% vote shall not be required for, any amendment, repeal, alteration or adoption unanimously recommended by the Board of Directors if all of such Directors are persons who would be eligible to serve as Continuing Directors.

The foregoing amendment will become effective when these articles of amendment are filed in accordance with Chapter 156B, Section 6 of The General Laws unless these articles specify, in accordance with the vote adopting the amendment, a later effective date not more than thirty days after such filing, in which event the amendment will become effective on such later date.

EFFECTIVE DATE: N/A

IN WITNESS WHEREOF AND UNDER THE PENALTIES OF PERJURY, we have hereto signed our names this 26th day of June, in the year 1990



/s/ Roger B. Dowdell, *President

/s/ Emanuel E. Landsman, *Clerk

           THE COMMONWEALTH OF MASSACHUSETTS

                 ARTICLES OF AMENDMENT
       (General Laws, Chapter 156B, Section 72)






          I   hereby   approve   the   within
          articles  of  amendment  and,   the
          filing  fee in the amount  of  $100
          having been paid, said articles are
          deemed  to have been filed with  me
          this 6th day of July, 1990.







              /s/ Michael Joseph Connolly

                MICHAEL JOSEPH CONNOLLY

                  Secretary of State









            TO BE FILLED IN BY CORPORATION
   PHOTOCOPY OF ARTICLES OF AMENDMENT TO BE SENT TO:

                 Mela Lew, Esq.
                 Testa, Hurwitz & Thibeault, LLP
                 53 State Street
                 Boston, MA 02109
     Telephone   (617) 367-7500

                                 FEDERAL IDENTIFICATION
                                        NO.  04-2722013
           The Commonwealth of Massachusetts
    OFFICE OF THE MASSACHUSETTS SECRETARY OF STATE

            MICHAEL J. CONNOLLY, Secretary
   ONE ASHBURTON PLACE, BOSTON, MASSACHUSETTS  02108

                 ARTICLES OF AMENDMENT
       (General Laws, Chapter 156B, Section 72)


 We           Roger B. Dowdell,* President

 and          William B. Simmons, * Assistant Clerk of

              American Power Conversion Corporation,
              (EXACT Name of Corporation)

 located at:  267 Boston Road #2, Billerica,
              Massachusetts 01862
              (MASSACHUSETTS Address of Corporation)

 do hereby certify that these ARTICLES OF AMENDMENT affecting Articles NUMBERED: 3 of the Articles of Organization were duly adopted at a meeting held on September 14, 1990, by vote of:

 2,815,799 shares of Common Stock out of 3,499,157 shares outstanding, type, class & series, (if any)
 _______   shares of Class A Common Stock out of   shares outstanding, and
             type, class & series, (if any)
 _______   shares of Class A Common Stock out of   shares outstanding, and
             type, class & series, (if any)

 1**being at least a majority of each type, class or series outstanding and entitled to vote thereon

 Voted:    to increase the Common Stock of the Company as set forth below:

 *Delete the inapplicable words.
**Delete the inapplicable clause.
 1For amendments adopted pursuant to Chapter 156B,
 Section 70.
 2For amendments adopted pursuant to Chapter 156B,
 Section 71.
 Note: If the space provided under any article or item on this form is insufficient, additions shall be set forth on one side only of separate 8 1/2 x 11 sheets of paper with a left margin of at least 1 inch.
 Additions to more than one article may be made on a single sheet so long as each article requiring each addition is clearly indicated.

TO CHANGE the number of shares and the par value, if any, of any type, class or series of stock which the corporation is authorized to issue, fill in the following:

The total presently authorized is:

WITHOUT PAR VALUE STOCKS        WITH PAR VALUE STOCKS

   TYPE     NUMBER OF             TYPE       NUMBER OF    PAR VALUE
             SHARES                           SHARES

COMMON                        COMMON         5,000,000       $.01

   N/A         N/A            Common Class A  250,000        $.01

PREFERRED                     PREFERRED

   N/A         N/A                              N/A          N/A

CHANGE the total authorized to:

WITHOUT PAR VALUE STOCKS        WITH PAR VALUE STOCKS

   TYPE     NUMBER OF             TYPE       NUMBER OF    PAR VALUE
             SHARES                           SHARES

COMMON                        COMMON        25,000,000       $.01

   N/A         N/A            Common Class A  250,000        $.01

PREFERRED                     PREFERRED

   N/A         N/A                              N/A          N/A

The foregoing amendment will become effective when these articles of amendment are filed in accordance with Chapter 156B, Section 6 of The General Laws unless these articles specify, in accordance with the vote adopting the amendment, a later effective date not more than thirty days after such filing, in which event the amendment will become effective on such later date.
EFFECTIVE DATE:

IN WITNESS WHEREOF AND UNDER THE PENALTIES OF PERJURY, we have hereto signed our names this 14th day of September, in the year 1990



/s/ Roger B. Dowdell, *President

/s/ William B. Simmons, Jr., *Clerk

           THE COMMONWEALTH OF MASSACHUSETTS

                 ARTICLES OF AMENDMENT
        GENERAL LAWS, CHAPTER 156B, SECTION 72






          I   hereby   approve   the   within
          articles  of  amendment  and,   the
          filing fee in the amount of $20,000
          having been paid, said articles are
          deemed  to have been filed with  me
          this 14th day of September, 1990.







              /s/ Michael Joseph Connolly

                MICHAEL JOSEPH CONNOLLY

                  Secretary of State









            TO BE FILLED IN BY CORPORATION
   PHOTOCOPY OF ARTICLES OF AMENDMENT TO BE SENT TO:

                Mela Lew, Esq.
                Testa, Hurwitz & Thibeault, LLP
                53 State Street
                Boston, MA 02109
     Telephone  (617) 367-7500

                                 FEDERAL IDENTIFICATION
                                        NO.  04-2722013
           The Commonwealth of Massachusetts
    OFFICE OF THE MASSACHUSETTS SECRETARY OF STATE

            MICHAEL J. CONNOLLY, Secretary
   ONE ASHBURTON PLACE, BOSTON, MASSACHUSETTS  02108

                 ARTICLES OF AMENDMENT
       (General Laws, Chapter 156B, Section 72)


 We           Roger B. Dowdell,* President

 and          William B. Simmons, * Assistant Clerk of

              American Power Conversion Corporation,
              (EXACT Name of Corporation)

 located at:  267 Boston Road #2, Billerica, Massachusetts 01862
              (MASSACHUSETTS Address of Corporation)

 do hereby certify that these ARTICLES OF AMENDMENT affecting Articles NUMBERED: 3 of the Articles of Organization were duly adopted at a meeting held on May 29, 1992, by vote of:

 15,864,455 shares of Common Stock out of 21,573,144 shares outstanding, type, class & series, (if any)
 _______    shares of Class A Common Stock out of    shares outstanding, and
             type, class & series, (if any)
 _______    shares of Class A Common Stock out of    shares outstanding, and
             type, class & series, (if any)

 1**being at least a majority of each type, class or series outstanding and entitled to vote thereon

 Voted:     to increase the Common Stock of the Company as set forth below:

 *Delete the inapplicable words.
**Delete the inapplicable clause.
 1For amendments adopted pursuant to Chapter 156B,
 Section 70.
 2For amendments adopted pursuant to Chapter 156B,
 Section 71.
 Note: If the space provided under any article or item on this form is insufficient, additions shall be set forth on one side only of separate 8 1/2 x 11 sheets of paper with a left margin of at least 1 inch.
 Additions to more than one article may be made on a single sheet so long as each article requiring each addition is clearly indicated.

TO CHANGE the number of shares and the par value, if any, of any type, class or series of stock which the corporation is authorized to issue, fill in the following:

The total presently authorized is:

WITHOUT PAR VALUE STOCKS        WITH PAR VALUE STOCKS

   TYPE     NUMBER OF             TYPE       NUMBER OF    PAR VALUE
             SHARES                           SHARES

COMMON                        COMMON        25,000,000       $.01

   N/A         N/A            Common Class A  250,000        $.01

PREFERRED                     PREFERRED

   N/A         N/A                              N/A          N/A

CHANGE the total authorized to:

WITHOUT PAR VALUE STOCKS        WITH PAR VALUE STOCKS

   TYPE     NUMBER OF             TYPE       NUMBER OF    PAR VALUE
             SHARES                           SHARES

COMMON                        COMMON        100,000,000      $.01

   N/A         N/A            Common Class A   250,000        $.01

PREFERRED                     PREFERRED

   N/A         N/A                              N/A          N/A

The foregoing amendment will become effective when these articles of amendment are filed in accordance with Chapter 156B, Section 6 of The General Laws unless these articles specify, in accordance with the vote adopting the amendment, a later effective date not more than thirty days after such filing, in which event the amendment will become effective on such later date.
EFFECTIVE DATE:

IN WITNESS WHEREOF AND UNDER THE PENALTIES OF PERJURY, we have hereto signed our names this 27th day of July, in the year 1992



/s/ Roger B. Dowdell, *President

/s/ William B. Simmons, Jr., *Assistant Clerk

           THE COMMONWEALTH OF MASSACHUSETTS

                 ARTICLES OF AMENDMENT
        GENERAL LAWS, CHAPTER 156B, SECTION 72






          I   hereby   approve   the   within
          articles  of  amendment  and,   the
          filing fee in the amount of $75,000
          having been paid, said articles are
          deemed  to have been filed with  me
          this 27th day of July, 1992.







              /s/ Michael Joseph Connolly

                MICHAEL JOSEPH CONNOLLY

                  Secretary of State









            TO BE FILLED IN BY CORPORATION
   PHOTOCOPY OF ARTICLES OF AMENDMENT TO BE SENT TO:

                 Lynn M. Magnani
                 c/o Testa, Hurwitz & Thibeault, LLP
                 53 State Street
                 Boston, MA 02109
     Telephone   (617) 248-7000

                                 FEDERAL IDENTIFICATION
                                        NO.  04-2722013
           The Commonwealth of Massachusetts
    OFFICE OF THE MASSACHUSETTS SECRETARY OF STATE

            MICHAEL J. CONNOLLY, Secretary
   ONE ASHBURTON PLACE, BOSTON, MASSACHUSETTS  02108

                 ARTICLES OF AMENDMENT
       (General Laws, Chapter 156B, Section 72)


 We           Roger B. Dowdell, Jr.,* President

 and          William B. Simmons, Jr., * Assistant Clerk of

              American Power Conversion Corporation,
              (EXACT Name of Corporation)

 located at:  9 Executive Park Drive, North Billerica, MA 01862
              (MASSACHUSETTS Address of Corporation)

 do hereby certify that these ARTICLES OF AMENDMENT affecting Articles NUMBERED: 3 of the Articles of Organization were duly adopted at a meeting held on June 7, 1994, by vote of:

 75,332,325 shares of Common Stock out of 91,358,015 shares outstanding, type, class & series, (if any)
 _______    shares of Class A Common Stock out of shares outstanding, and type, class & series, (if any)
 _______    shares of Class A Common Stock out of shares outstanding, and type, class & series, (if any)

 1**being at least a majority of each type, class or series outstanding and entitled to vote thereon

 Voted: to increase the number of authorized shares of Common Stock of the Company as set forth below:

 *Delete the inapplicable words.
**Delete the inapplicable clause.
 1For amendments adopted pursuant to Chapter 156B,
 Section 70.
 2For amendments adopted pursuant to Chapter 156B,
 Section 71.
 Note: If the space provided under any article or item on this form is insufficient, additions shall be set forth on one side only of separate 8 1/2 x 11 sheets of paper with a left margin of at least 1 inch.
 Additions to more than one article may be made on a single sheet so long as each article requiring each addition is clearly indicated.

TO CHANGE the number of shares and the par value, if any, of any type, class or series of stock which the corporation is authorized to issue, fill in the following:

The total presently authorized is:

WITHOUT PAR VALUE STOCKS

   TYPE     NUMBER OF             TYPE       NUMBER OF    PAR VALUE
             SHARES                            SHARES

COMMON                        COMMON        100,000,000      $.01

   N/A         N/A            Common Class A  250,000        $.01

PREFERRED                     PREFERRED

   N/A         N/A                     N/A      N/A          N/A

CHANGE the total authorized to:

WITHOUT PAR VALUE STOCKS        WITH PAR VALUE STOCKS
   TYPE     NUMBER OF             TYPE       NUMBER OF    PAR VALUE
             SHARES                            SHARES

COMMON                        COMMON        200,000,000      $.01

   N/A         N/A            Common Class A  250,000        $.01

PREFERRED                      PREFERRED

   N/A         N/A                N/A           N/A          N/A

The foregoing amendment will become effective when these articles of amendment are filed in accordance with Chapter 156B, Section 6 of The General Laws unless these articles specify, in accordance with the vote adopting the amendment, a later effective date not more than thirty days after such filing, in which event the amendment will become effective on such later date.
EFFECTIVE DATE:

IN WITNESS WHEREOF AND UNDER THE PENALTIES OF PERJURY, we have hereto signed our names this 7th day of June, in the year 1994



/s/ Roger B. Dowdell, *President

/s/ William B. Simmons, Jr., *Assistant Clerk

           THE COMMONWEALTH OF MASSACHUSETTS

                 ARTICLES OF AMENDMENT
        GENERAL LAWS, CHAPTER 156B, SECTION 72






          I   hereby   approve   the   within
          articles  of  amendment  and,   the
          filing   fee  in  the   amount   of
          $100,000  having  been  paid,  said
          articles  are deemed to  have  been
          filed with me this 7th day of July,
          1994.







              /s/ Michael Joseph Connolly

                MICHAEL JOSEPH CONNOLLY

                  Secretary of State









            TO BE FILLED IN BY CORPORATION
   PHOTOCOPY OF ARTICLES OF AMENDMENT TO BE SENT TO:

                Lynn M. Magnani
                c/o Testa, Hurwitz & Thibeault, LLP
                53 State Street
                Boston, MA 02109
     Telephone  (617) 248-7000

                                 FEDERAL IDENTIFICATION
                                        NO.  04-2722013
           The Commonwealth of Massachusetts
    OFFICE OF THE MASSACHUSETTS SECRETARY OF STATE

                WILLIAM FRANCIS GALVIN

             Secretary of the Commonwealth
   ONE ASHBURTON PLACE, BOSTON, MASSACHUSETTS  02108

                 ARTICLES OF AMENDMENT
       (General Laws, Chapter 156B, Section 72)


 We           Donald M. Muir,* Vice President

 and          Jeffrey J. Giguere, * Assistant Clerk of

              American Power Conversion Corporation,
              (EXACT Name of Corporation)

 located at:  755 Middlesex Tpke., Billerica, Mass. 01821
              (MASSACHUSETTS Address of Corporation)

 certify that these Articles of Amendment affecting articles numbered: 3 of the Articles of Organization were duly adopted at a meeting held on May 7, 1999, by a vote of:

 79,287,742 shares of Common Stock out of 95,990,002 shares outstanding, type, class & series, (if any)
 _______    shares of Class A Common Stock out of    shares outstanding, and
             type, class & series, (if any)
 _______    shares of Class A Common Stock out of    shares outstanding, and
             type, class & series, (if any)

 1**being at least a majority of each type, class or series outstanding and entitled to vote thereon

 Voted: To increase the number of authorized shares of Common Stock of the Company from 200,000,000 shares to 450,000,000 shares

 *Delete the inapplicable words.
**Delete the inapplicable clause.
 1For amendments adopted pursuant to Chapter 156B,
 Section 70.
 2For amendments adopted pursuant to Chapter 156B,
 Section 71.
 Note: If the space provided under any article or item on this form is insufficient, additions shall be set forth on one side only of separate 8 1/2 x 11 sheets of paper with a left margin of at least 1 inch.
 Additions to more than one article may be made on a single sheet so long as each article requiring each addition is clearly indicated.

TO change the number of shares and the par value, if any, of any type, class or series of stock which the corporation is authorized to issue, fill in the following:

The total presently authorized is:

WITHOUT PAR VALUE STOCKS        WITH PAR VALUE STOCKS

   TYPE     NUMBER OF             TYPE       NUMBER OF    PAR VALUE
             SHARES                           SHARES

COMMON                        COMMON        200,000,000      $.01

   N/A         N/A            Common Class A  250,000        $.01

PREFERRED                     PREFERRED

   N/A         N/A                              N/A          N/A

CHANGE the total authorized to:

WITHOUT PAR VALUE STOCKS        WITH PAR VALUE STOCKS

   TYPE     NUMBER OF             TYPE       NUMBER OF    PAR VALUE
             SHARES                           SHARES

COMMON                        COMMON        450,000,000      $.01

   N/A         N/A            Common Class A  250,000        $.01

PREFERRED                     PREFERRED

   N/A         N/A                              N/A          N/A

The foregoing amendment will become effective when these articles of amendment are filed in accordance with Chapter 156B, Section 6 of The General Laws unless these articles specify, in accordance with the vote adopting the amendment, a later effective date not more than thirty days after such filing, in which event the amendment will become effective on such later date.
EFFECTIVE DATE:

IN WITNESS WHEREOF AND UNDER THE PENALTIES OF PERJURY, we have hereto signed our names this 7th day of March, in the year 1995



Donald M. Muir, *Vice President

Jeffrey J. Giguere., *Assistant Clerk

           THE COMMONWEALTH OF MASSACHUSETTS

                 ARTICLES OF AMENDMENT
        GENERAL LAWS, CHAPTER 156B, SECTION 72






          I   hereby   approve   the   within
          articles  of  amendment  and,   the
          filing   fee  in  the   amount   of
          $250,000  having  been  paid,  said
          articles  are deemed to  have  been
          filed with me this 7th day of  May,
          1999.







              /s/ William Francis Galvin

                WILLIAM FRANCIS GALVIN

             Secretary of the Commonwealth









            TO BE FILLED IN BY CORPORATION
   PHOTOCOPY OF ARTICLES OF AMENDMENT TO BE SENT TO:

                 Robert V. Housley
                 Testa,  Hurwitz & Thibeault, LLP
                 125 High Street
                 Boston, MA 02110
     Telephone   (617) 248-7000