Form 10-Q
period 1999-09-26
AMERICAN POWER CONVERSION CORPORATION
filed 1999-11-10
CIK 835910

QUARTERLY REPORT ON FORM 10-Q
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                            _________________________

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT
      OF 1934
      For the quarterly period ended September 26, 1999

                                       or

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

                     YES  [ X ]                  NO  [   ]

  Registrant's Common Stock outstanding, $.01 par value, at November 5, 1999 -
                               192,595,000 shares

                                                                       FORM 10-Q
                                                              September 26, 1999


             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

                                     INDEX
                                                                    Page No.
Part I - Financial Information:

Item 1.  Consolidated Condensed Financial Statements:
         Consolidated Condensed Balance Sheets -
         September 26, 1999 (Unaudited) and December 31, 1998        3 - 4

         Consolidated Condensed Statements of Income -
         Three Months and Nine Months Ended
         September 26, 1999 and September 27, 1998 (Unaudited)         5

         Consolidated Condensed Statements of Cash Flows -
         Three Months and Nine Months Ended
         September 26, 1999 and September 27, 1998 (Unaudited)         6

         Notes to Consolidated Condensed Financial Statements
         (Unaudited)                                                 7 - 8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                         9 - 14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk    14


Part II - Other Information:

Item 1.  Legal Proceedings                                             15

Item 6.  Exhibits and Reports on Form 8-K                              15


Signatures                                                             16

Exhibit Index                                                          17

                                                                       FORM 10-Q
                                                              September 26, 1999
PART I - CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

ITEM 1 - FINANCIAL STATEMENTS

             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)

                                     ASSETS
                                                        September 26,           December 31,
                                                                1999                   1998
                                                         (Unaudited)

Current assets:
Cash and cash equivalents                                   $330,920               $219,908
Accounts receivable,
 less allowance for doubtful accounts of
 $20,716 in 1999 and $15,471 in 1998                         241,431                180,356
Inventories:
 Raw materials                                                72,241                 87,975
 Work-in-process and finished goods                          126,347                140,707
Total inventories                                            198,588                228,682

Prepaid expenses and other current assets                     18,996                 17,801

Deferred income taxes                                         28,296                 28,498

Total current assets                                         818,231                675,245

Property, plant and equipment:
 Land, buildings and improvements                             56,714                 51,735
 Machinery and equipment                                     129,405                125,274
 Office equipment, furniture, and fixtures                    52,084                 44,955
 Purchased software                                           16,862                 11,505

                                                             255,065                233,469

Less accumulated depreciation and amortization               101,811                 85,205

Net property, plant, and equipment                           153,254                148,264

Goodwill and other intangibles                                49,008                 45,837

Other assets                                                   2,108                  2,637


Total assets                                              $1,022,601               $871,983

See accompanying notes to consolidated condensed financial statements.

                                                                       FORM 10-Q
                                                              September 26, 1999

             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)
                                 (In thousands)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                        September 26,           December 31,
                                                                1999                   1998
                                                         (Unaudited)
Current liabilities:
Short term debt                                              $   160                $12,540
Accounts payable                                              83,831                 75,190
Accrued expenses                                              41,244                 28,560
Accrued compensation                                          26,208                 22,130
Accrued sales and marketing programs                          14,180                 17,824
Accrued retirement contributions                               3,584                  2,469
Income taxes payable                                          21,553                 22,753

Total current liabilities                                    190,760                181,466

Deferred tax liability                                         5,082                  7,500

Total liabilities                                            195,842                188,966

Minority interest                                                  -                  1,725

Shareholders' equity:
Common stock, $.01 par value;
 authorized 200,000 shares; issued 192,680
 shares in 1999 and 191,946 shares in 1998                     1,927                    960
Additional paid-in capital                                    73,040                 67,080
Retained earnings                                            754,033                614,301
Treasury stock, 250 shares, at cost                           (1,551)                (1,551)
Accumulated other comprehensive income (loss)                   (690)                   502

Total shareholders' equity                                   826,759                681,292

Total liabilities and shareholders' equity                $1,022,601               $871,983

See accompanying notes to consolidated condensed financial statements.

                                                                       FORM 10-Q
                                                              September 26, 1999

             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    (In thousands except earnings per share)
                                                      Nine months ended          Three months ended
                                                September 26, September 27, September 26, September 27,
                                                        1999          1998          1999          1998
                                                                       (Unaudited)

Net sales                                           $948,567      $806,898      $355,920      $327,370

Cost of goods sold                                   520,922       446,385       188,983       183,087

Gross profit                                         427,645       360,513       166,937       144,283

Operating expenses:
Marketing, selling, general and administrative       211,451       189,750        74,025        70,841
Research and development                              25,951        24,658         8,176         7,962
Acquired research and development                          -         7,554             -           167

Total operating expenses                             237,402       221,962        82,201        78,970

Operating income                                     190,243       138,551        84,736        65,313

Other income, net                                      7,959         9,128         3,388         2,149

Earnings before income taxes
  and minority interest                              198,202       147,679        88,124        67,462

Income taxes                                          58,470        47,340        25,997        20,621

Earnings before minority interest                    139,732       100,339        62,127        46,841

Minority interest, net                                     -           223             -           223

Net income                                          $139,732      $100,116      $ 62,127      $ 46,618

Basic earnings per share                             $   .73       $   .52       $   .32       $   .24

Basic weighted average shares outstanding            191,998       190,824       192,272       191,074

Diluted earnings per share                           $   .71       $   .52       $   .32       $   .24

Diluted weighted average shares outstanding          195,926       193,294       196,621       193,722

See accompanying notes to consolidated condensed financial statements.

                                                                       FORM 10-Q
                                                              September 26, 1999

             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                                      Nine months ended          Three months ended
                                                September 26, September 27, September 26, September 27,
                                                        1999          1998          1999          1998
                                                                       (Unaudited)
Cash flows from operating activities
Net income                                          $139,732      $100,116       $62,127       $46,618
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                         19,237        18,134         7,117         6,391
Gain on sale of property, plant and equipment           (277)            -          (277)            -
Provision for doubtful accounts                        5,125         6,295         1,661         3,697
Deferred income taxes                                 (2,216)       (4,479)        2,059        (1,247)
Acquired research and development                          -         7,554             -           167
Changes in operating assets and liabilities
excluding effects of acquisition:
  Accounts receivable                                (66,200)      (54,508)      (47,771)      (19,179)
  Inventories                                         30,094       (99,567)       33,308       (23,145)
  Prepaid expenses and other current assets           (1,195)       (6,392)        4,467        (2,273)
  Other assets                                           529        (1,549)          132        (1,234)
  Accounts payable                                     8,641        54,406         1,235         4,476
  Accrued expenses                                    14,233         8,609         1,526         8,987
  Income taxes payable                                (1,200)       10,885        (3,066)        8,482
  Other, net                                          (1,266)          (38)          510           (38)
Net cash provided by operating activities            145,237        39,466        63,028        31,702

Cash flows from investing activities
Capital expenditures, net of capital grants          (21,562)      (43,321)       (7,658)      (19,147)
Proceeds from sale of property, plant and equipment    1,100             -         1,100             -
Acquisition                                           (8,310)      (53,714)            -        (1,185)
Net cash used in investing activities                (28,772)      (97,035)       (6,558)      (20,332)

Cash flows from financing activities
Repayment of short term debt                         (12,380)       (9,803)         (848)       (9,803)
Proceeds from issuances of common stock                6,927         6,095         3,479         3,980
Net cash (used in) provided by financing activities   (5,453)       (3,708)        2,631        (5,823)

Net change in cash and cash equivalents              111,012       (61,277)       59,101         5,547
Cash and cash equivalents at beginning of period     219,908       270,134       271,819       203,310
Cash and cash equivalents at end of period          $330,920      $208,857      $330,920      $208,857

Supplemental cash flow disclosures
Cash paid during the period for income taxes
 (net of refunds)                                    $58,664       $36,301       $26,399       $12,139
Details of acquisition:
 Fair value of assets                                $ 8,310      $105,517        $    -        $  973
 Liabilities and minority interest                         -       (49,843)            -           212
 Cash paid                                             8,310        55,674             -         1,185
 Cash acquired                                             -        (1,960)            -             -
 Acquisition                                         $ 8,310      $ 53,714        $    -        $1,185

See accompanying notes to consolidated condensed financial statements.

                                                                       FORM 10-Q
                                                              September 26, 1999



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

In thousands                                              Nine months ended          Three months ended
                                                    September 26, September 27, September 26, September 27,
                                                            1999          1998          1999          1998
Basic weighted average
 shares outstanding                                      191,998       190,824       192,272       191,074
Net effect of dilutive potential common
 shares outstanding based on the
 treasury stock method using the
 average market price                                      3,928         2,470         4,349         2,648
Diluted weighted average
 shares outstanding                                      195,926       193,294       196,621       193,722

Antidilutive potential common shares
 excluded from the computation above                         725         2,045           260         2,111

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


5.   Comprehensive Income

The components of comprehensive income, net of tax, are as follows:

In thousands                                           Nine months ended          Three months ended
                                                 September 26, September 27, September 26, September 27,
                                                         1999          1998          1999          1998
Net income                                           $139,732      $100,116       $62,127       $46,618

Other comprehensive income (loss), net of tax:
 Change in foreign currency
  translation adjustment                               (1,192)         (189)          510          (189)
Other comprehensive income (loss)                      (1,192)         (189)          510          (189)

Comprehensive income                                 $138,540      $ 99,927       $62,637       $46,429

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

Summary operating segment information is as follows:

In thousands                                              Nine months ended          Three months ended
                                                    September 26, September 27, September 26, September 27,
                                                            1999          1998          1999          1998
Net sales                                               $948,567      $806,898      $355,920      $327,370

Segment direct contribution margin                      $396,094      $314,095      $156,052      $127,426
Indirect operating expenses                              205,851       175,544        71,316        62,113
Other income, net                                          7,959         9,128         3,388         2,149
Earnings before income taxes and
 minority interest                                      $198,202      $147,679       $88,124       $67,462

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Revenues

Net sales were $355.9 million for the third quarter of 1999, an increase of 8.7% compared to $327.4 million for the same period in 1998. Net sales for the first nine months of 1999 were $948.6 million compared to $806.9 million in 1998, an increase of 17.6%. The increases were attributable to strong demand for the Company's products across all solution applications, combined with sales attributable to Silcon A/S ("Silcon") (see "Acquisition" below). Third quarter and year-to-date 1999 net sales growth was led by increases in Asia and Europe. For the quarter and year-to-date periods, the Asia Pacific region grew 42% and 48%, respectively, EMEA (Europe, Middle East and Africa) grew 16% and 35%, respectively, while the Americas (North and Latin America) grew 1% and 7%, respectively. International net sales (excluding Canada) comprised 39% and 37% of total net sales in the third quarters of 1999 and 1998, respectively, and 41% and 37% of total net sales in the first nine month periods of 1999 and 1998, respectively.

Cost of Goods Sold

Cost of goods sold was $189.0 million or 53.1% of net sales in the third quarter of 1999 compared to $183.1 million or 55.9% in the third quarter of 1998. Cost of goods sold was $520.9 million or 54.9% of net sales in the first nine months of 1999 compared to $446.4 million or 55.3% in the first nine months of 1998. Third quarter 1999 gross margin was 46.9% of sales, approximately 280 basis points higher than the comparable period in 1998. Gross margin for the first nine month period of 1999 was 45.1% of sales, approximately 40 basis points higher than the comparable period in 1998. The improvements were driven primarily by the ongoing transition of production from the U.S. and Ireland to the Philippines, improved capacity utilization associated with the closure of the Company's manufacturing facility in Fort Meyers, Florida, and volume related margin improvements in Silcon and Symmetra products. Total inventory reserves at September 26, 1999 were $14.7 million compared to $13.3 million at December 31, 1998. The Company's reserve estimate methodology involves quantifying the total inventory position having potential loss exposure, reduced by an amount reasonably forecasted to be sold, and adjusting its interim reserve provisioning to cover the net loss exposure.

Operating Expenses

Operating expenses include marketing, selling, general and administrative (SG&A), and R&D expenses.

SG&A expenses were $74.0 million or 20.8% of net sales for the third quarter of 1999 compared to $70.8 million or 21.6% of net sales for the third quarter of 1998. SG&A expenses were $211.5 million or 22.3% of net sales for the first nine months of 1999 compared to $189.8 million or 23.5% of net sales for the first nine months of 1998. The increases in total spending over last year were due primarily to increased advertising and promotional costs, as well as costs associated with increased staffing and operating expenses of the Company's marketing and administrative functions. However, the decreases as a percentage of sales from 1998 to 1999 were attributable to certain fixed SG&A expenses spread over a higher revenue base, as well as the Company's focused efforts to manage spending. The allowance for doubtful accounts at September 26, 1999 was 7.9% of accounts receivable, unchanged from 7.9% at December 31, 1998. The Company continues to experience strong collection performance. Accounts receivable balances outstanding over 60 days represented 11.9% of total receivables at September 26, 1999, up from 8.6% at December 31, 1998. This increase reflects a growing portion of the Company's business originating in areas where longer payment terms are customary, including a growing contribution from international markets as well as large system enterprise sales primarily associated with Silcon products, combined with higher balances over 60 days of certain U.S. distribution accounts.

Write-offs of uncollectible accounts have historically represented less than 1% of total receivable balances. A majority of international customer balances are covered by receivables insurance.

R&D expenses were $8.2 million or 2.3% of net sales and $8.0 million or 2.4% of net sales for the third quarters of 1999 and 1998, respectively, and $26.0 million or 2.7% of net sales and $24.7 million or 3.1% of net sales for the first nine month periods of 1999 and 1998, respectively, excluding 1998 charges of $7.6 million for acquired R&D (see "Acquisition" below). The increases in total R&D spending during 1999 over the comparable periods in 1998 primarily reflects increased numbers of software and hardware engineers and costs associated with new product development and engineering support. The decreases as a percentage of sales from 1998 to 1999 were attributable to certain fixed R&D expenses spread over a higher revenue base.

Other Income, Net and Income Taxes

Other income is comprised principally of interest income, which was substantially higher during the third quarter of 1999 compared to the third quarter of 1998 due to higher average cash balances available for investment during the third quarter of 1999. However, interest income for the first nine month period of 1999 was lower than the comparable period last year, as the third quarter 1999 increase was more than offset by the impact of lower average cash balances available for investment during the first half of 1999, due largely to cash used late in the second half of 1998 in the acquisition of Silcon (see "Acquisition" below).

The Company's effective income tax rates were approximately 29.5% and 30.5% for the quarters and nine month periods ended September 26, 1999 and September 27, 1998, respectively. The decrease from last year is due to the expected tax savings from an increasing portion of taxable earnings being generated from the Company's operations in jurisdictions currently having a lower income tax rate than the present U.S. statutory income tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at September 26, 1999 was $627.5 million compared to $493.8 million at December 31, 1998. The Company has been able to increase its working capital position as the result of continued strong operating results and despite internally financing the capital investment required to expand its operations. The Company's cash position increased to $330.9 million at September 26, 1999 from $219.9 million at December 31, 1998.

Worldwide inventories were $198.6 million at September 26, 1999 compared to $228.7 million at December 31, 1998. Inventory levels as a percentage of quarterly sales were 56% in the third quarter of 1999, down from 74% in the second quarter of 1999, 88% in the first quarter of 1999, and 72% in the fourth quarter of 1998.

At September 26, 1999, the Company had $50 million available for future borrowings under an unsecured line of credit agreement at a floating interest rate equal to the bank's cost of funds rate plus .625% and an additional $15 million under an unsecured line of credit agreement with a second bank at a similar interest rate. No borrowings were outstanding under these facilities at September 26, 1999. In connection with the 1998 acquisition of Silcon (see "Acquisition" below), the Company acquired $24.8 million in bank indebtedness with interest rates ranging from 4% to 8%. The Company repaid $12.3 million of this indebtedness during the second half of 1998 and $12.4 million during the first nine months of 1999. The Company had no significant financial commitments, other than those required in the normal course of business, at September 26, 1999.

Capital investment for the first nine months of 1999 consisted primarily of manufacturing and office equipment, buildings and improvements, and purchased software applications. The nature and level of capital spending were made to improve manufacturing capabilities, principally in the U.S. and the Far East, and to support the increased marketing, selling, and administrative efforts necessitated by the Company's growth. Net capital expenditures were financed from available operating cash. The Company had no material capital commitments, other than those required in the normal course of business, at September 26, 1999.

As part of the Company's ongoing efforts to capitalize on its global manufacturing presence, the Company closed its Fort Myers, Florida manufacturing facility during the third quarter of 1999. This closure is not expected to have a material adverse effect on the Company's business, operating results, or financial condition.

The Company has agreements with the Industrial Development Authority of Ireland ("IDA") under which the Company receives grant monies for costs incurred for machinery, equipment, and building improvements for its Galway and Castlebar facilities equal to 40% and 60%, respectively, of such costs up to a maximum of $13.1 million and $1.3 million, respectively. Such grant monies are subject to the Company meeting certain employment goals and maintaining operations in Ireland until termination of the respective agreements. The total cumulative amounts of capital grant claims submitted and received through September 26, 1999 for the Galway facility were approximately $11.4 million and $8.4 million, respectively. The total cumulative amount of capital grant claims submitted through September 26, 1999 for the Castlebar facility was $1.1 million; no capital grant claims had been received for the Castlebar facility. Under separate agreements with the IDA, the Company receives direct reimbursement of training costs at its Galway and Castlebar facilities for up to $3,000 and $12,500, respectively, per new employee hired. The total cumulative amounts of training grant claims submitted and received through September 26, 1999 for the Galway facility were approximately $1.2 million and $1.2 million, respectively. The total cumulative amount of training grant claims submitted through September 26, 1999 for the Castlebar facility was approximately $1.0 million; no training grant claims had been received for the Castlebar facility.

Management believes that current internal cash flows together with available cash, available credit facilities or, if needed, the proceeds from the sale of additional equity, will be sufficient to support anticipated capital spending and other working capital requirements for the foreseeable future.

Stock Repurchase Program

On September 10, 1999, the Company announced that the Board of Directors had authorized the repurchase of up to ten million shares of the Company's outstanding common stock. Such purchases of stock may be made through September 10, 2001, from time to time on the open market as market conditions warrant. The objective of the repurchase program is to offset potential dilution of earnings per share, which may result from the Company's employee stock ownership programs.

Shareholder Rights Plan

In September 1999, the Company's Board of Directors adopted a Shareholder Rights Agreement (the "Plan"). Under the terms of the Plan, which expires in September 2009, the Company declared a dividend of one Common Stock Purchase Right (the "Rights"), for each outstanding share of common stock held at the close of business on September 13, 1999. The Rights will become exercisable, if not earlier redeemed or exchanged, only after a person or group has acquired, or announced a tender offer which would result in a person or group acquiring, 15% or more of the Company's common stock. In the event a Right becomes exercisable, the Plan allows the Company's shareholders to purchase, at an exercise price of $110 per Right, subject to adjustment, common stock of the Company having a market value of $220. The Company will generally be entitled to redeem the Rights at $.01 per Right at any time until a person or group has acquired a 15% stock position. Until exercise, a Right holder, as such, has no rights as a shareholder of the Company.

Acquisition of Silcon A/S

Early in the second quarter of 1998, the Company entered into a definitive agreement with the principal management shareholders of Silcon to acquire stock of Silcon, a Denmark-based manufacturer of three-phase UPSs up to 480 kilo volt-amps ("kVA"), and the Company commenced a tender offer for Silcon shares. In June 1998, the initial tender offer and purchase of stock from principal management shareholders was completed enabling the Company to operate Silcon as a majority-owned subsidiary. During the second half of 1998, the Company increased its ownership percentage to 89%. In January 1999, the Company attained ownership of more than 90% of the share capital of Silcon through open market purchases financed from operating cash and commenced a mandatory redemption of the remaining Silcon shares. Through this mandatory share redemption, the Company completed its acquisition of the remaining outstanding shares of Silcon in October 1999. In connection with the mandatory redemption, the Copenhagen Stock Exchange approved the de-listing of Silcon's shares effective March 1, 1999. The Company's cash outlays associated with the step-acquisition of $64.4 million during 1998 and $8.3 million during the first nine months of 1999 were financed from operating cash.

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

Foreign Currency Activity

The Company invoices its customers in certain local currencies. Realized and unrealized transaction gains or losses are included in the results of operations and are measured based upon the effect of changes in exchange rates on the actual or expected amount of functional currency cash flows. Transaction gains and losses were not material to the results of operations in the third quarters and first nine month periods of 1999 and 1998.

At September 26, 1999 the Company's significant unhedged foreign currency accounts receivable, by currency, were as follows:

  In thousands                Foreign Currency              US Dollars
  Japanese Yen                       1,371,830                 $13,178
  German Marks                          23,168                  12,386
  European Euros                        11,479                  11,982
  French Francs                         75,056                  11,952
  British Pounds                         5,073                   8,289
  Swiss Francs                           9,310                   6,062

The Company also had non-trade receivables of 3.9 million Irish Pounds (approximately US$5.2 million) and short term debt and liabilities denominated in various European currencies of US$45.8 million, as well as Yen denominated liabilities of approximately US$2.8 million.

The Company periodically reviews its foreign exchange exposure and considers various risk management techniques, including the netting of foreign currency receipts and disbursements, rate protection agreements with customers/vendors and derivatives arrangements, including foreign exchange contracts. The Company presently does not utilize rate protection agreements or derivative arrangements.

Recently Issued Accounting Standard

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, as provided for in SFAS No. 137. The adoption of this Statement is not expected to have a material impact on the Company's consolidated financial position or results of operations.

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

Assessment of the Company's Information Technology ("IT") and Non-IT Systems for Year 2000 Compliance
The Company's Oracle manufacturing and financial information systems were implemented during 1998. The Company has evaluated the year 2000 compliance of these systems in accordance with Oracle's recommendations. At December 31, 1998, the Company had completed its initial installation and testing of software patches available from Oracle. During the second quarter of 1999, final installation and testing of additional software patches completed efforts to bring these systems into compliance. The Company does not consider the cost of the new hardware and software for the Oracle implementations to be related to year 2000 readiness as these system replacements were already planned to satisfy the demands of expansion of its worldwide operations and were not accelerated due to year 2000 issues. The Company has conducted an evaluation of its non-IT systems for compliance, including those related to its manufacturing facilities, distribution centers, and production and engineering equipment. Additionally, the Company utilizes other third party software and equipment to distribute its products as well as to operate other aspects of its business. The Company has also conducted a review of such software and equipment. The Company's evaluation and review of its non-IT systems and third party software and equipment were completed at the end of the third quarter of 1999. There can be no assurance that such software and equipment is year 2000 compliant, that non-compliant software and equipment will be made compliant on a timely basis, or that any such non-compliant software and equipment would not have a material adverse effect on the Company's systems and operations.

Evaluation of Third Parties with which the Company has a Material Relationship, including Key Suppliers, Service Providers, and Strategic Partners
The Company's year 2000 readiness program includes identifying these third parties and determining, based on receipt of written verification, review of publicly available financial statement disclosures, and other means, that such third parties are either in compliance or expect to be in compliance prior to January 1, 2000. The Company has identified its material third party relationships and has communicated with its significant vendors, service providers, and certain strategic partners. All such efforts, including written questionnaires, on-site visitations, and education were completed at the end of the third quarter of 1999. Many enterprises, including the Company's present and potential customers, may be devoting a substantial portion of their information systems spending to resolving year 2000 issues, which may result in their spending being diverted from applications such as the Company's products, over the next year.

Development of Contingency Plans
As the Company's year 2000 readiness program nears completion, management currently believes that its material IT and non-IT systems and equipment will be compliant by the year 2000 and that the cost to address year 2000 issues will not be material. Nevertheless, the Company has identified worst case scenarios involving the interruption of critical vendors as a result of infrastructure failures or third party vendor failures. The Company completed its contingency plans at the end of the third quarter of 1999. Such plans include but are not limited to maintaining appropriate inventory levels, as well as requiring critical vendors to maintain certain inventory levels.

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

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

On or about August 20, 1999, General Signal Power Systems, Inc (a/k/a Best Power) ("Best") filed suit against the Company in the United States District Court for the Western District of Wisconsin alleging patent infringement and false advertising. Best seeks unspecified damages, costs, fees, and injunctive relief. The Company intends to vigorously defend against the suit and believes the ultimate disposition of this matter will not have a material adverse effect on the Company's consolidated financial position or results of operations or liquidity. No provision for any liability that may result from this action has been recognized in the Company's consolidated financial statements.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  Exhibits

Exhibit No. 4.01 - Shareholder Rights Agreement, dated as  of  September  2,
          1999, between the Company and BankBoston, N.A., previously filed as an Exhibit to the Company's Current Report on Form 8-K, dated as of September 3, 1999, which included as Exhibit A the Form of Rights Certificate, and as Exhibit B the Summary of Rights to Purchase Common Stock

Exhibit No. 27   - Financial Data Schedule

(B)  Reports on Form 8-K

The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission dated September 3, 1999, which reported pursuant to Item 5, the adoption of the Shareholder Rights Agreement by the Company's Board of Directors.

                                                                       FORM 10-Q
                                                              September 26, 1999


                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      AMERICAN POWER CONVERSION CORPORATION

                            Date:  November 10, 1999


                               /s/ Donald M. Muir

                                 Donald M. Muir
                             Chief Financial Officer
                  (Principal Accounting And Financial Officer)

                                                                       FORM 10-Q
                                                              September 26, 1999



             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
                                  EXHIBIT INDEX

Exhibit Number      Description                                   Page No.

Exhibit No. 4.01*   Shareholder Rights Agreement, dated as of
                    September 2, 1999, between the Company and
                    BankBoston, N.A.

Exhibit No. 27      Financial Data Schedule                          18

* Previously filed as an Exhibit (Exhibit 4.01) to the Company's Current Report on Form 8-K, dated as of September 3, 1999, which included as Exhibit A the Form of Rights Certificate, and as Exhibit B the Summary of Rights to Purchase Common
Stock, and incorporated herein by reference (File No. 1-2432). The number given in parenthesis indicates the corresponding exhibit in such Form 8-K.

                                17