Form 10-K
period 1999-12-31
AMERICAN POWER CONVERSION CORPORATION
filed 2000-03-30
CIK 835910

ANNUAL REPORT ON FORM 10-K
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ___________________

(Mark One)
[ X ] ANNUAL  REPORT  PURSUANT  TO SECTION 13 OR 15(d)  OF  THE  SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 1999

                                       or

[   ] TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from _______________ to _______________

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant on February 17, 2000 was approximately $5,503,456,000 based on the price of the last reported sale as reported by The NASDAQ Stock Marketr on February 17, 2000. The number of shares outstanding of the Registrant's Common Stock on February 17, 2000 was 193,442,000.

Documents Incorporated by Reference
Portions of the Registrant's definitive Proxy Statement in connection with the Annual Meeting of the Shareholders to be held on May 11, 2000 are incorporated by reference in Part III hereof.

                                     Part I

Item 1. Description of Business
The Company
American  Power  Conversion  Corporation and its  subsidiaries  (the  "Company")
designs, develops, manufactures, and markets power protection and management solutions for computer and electronic applications worldwide. The Company's solutions include uninterruptible power supply products ("UPSs"), electrical surge protection devices, power conditioning products, and associated software, services, and accessories. These solutions are for use with sensitive electronic devices which rely on electric utility power including, but not limited to, home electronics, personal computers ("PCs"), high-performance workstations, servers, networking equipment, telecommunications equipment, Internetworking equipment, datacenters, mainframe computers, and facilities.

The Company's UPS products regulate the flow of utility power to ensure safe and clean power to the protected equipment and provide seamless back-up power in the event of the loss of utility power. The back-up power lasts for a period of time sufficient to enable the user to continue computer operations, conduct an orderly shutdown of the protected equipment, preserve data, work through short power outages or, in some cases, continue operating for several hours or even days. The Company's surge protection devices and power conditioning products provide protection from electrical power surges and noise in the flow of utility power. The Company's software and accessory solutions enhance monitoring, management, and performance of APC's UPS products. The Company's service offerings assist the end-user with installation, configuration, and maintenance of the Company's UPS products.

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

Market Overview
The growth of the power protection industry has been fueled by the rapid proliferation of microprocessor-based equipment and related systems in the corporate marketplace and in the small office/home office ("SOHO") environment. PCs and servers have become an integral part of the overall business strategy of many organizations as well as in many technical, scientific, and manufacturing settings. Businesses continue to implement and run their operations via local area and wide area networks ("LANs" and "WANs") as well as via corporate intranets and the Internet. Additionally, there has been a rise in the installation of large datacenters and Web hosting facilities to support the rapidly growing Internet-based market. Businesses are also becoming aware of the need to protect devices such as switches, hubs, routers, bridges, and other "smart" devices that manage and interconnect networks. It is necessary to protect both the hardware and data stored in and traveling through these networks as well as to provide battery back-up to enhance productivity through the high availability of networks, sensitive electronics, and even facilities.

The Company believes that the increased awareness of the costs and lost productivity associated with poor power quality has increased demand for power protection products. Complete failures, surges, or sags in the electrical power supplied by a utility can cause computers and related electronic systems to malfunction, resulting in costly downtime, damaged or lost data files, and damaged hardware. A UPS protects against these power disturbances by providing continuous power automatically and virtually instantaneously after the electric power supply is interrupted, as well as line filtering and protection against surges or sags while the electric utility is operating. A UPS can draw on the energy stored in its internal battery to provide continuous, clean, computer power. In international regions, power quality often results in varied levels of distortions and, as a result, these areas provide the Company with additional opportunities for its products.

In 1999, the Company focused on providing global, end-to-end, Nonstop NetworkingT solutions for the PC, server, datacenter, and enterprise market place. Particular emphasis was placed on the expanding role of the Company in the rapidly growing market for three-phase UPS equipment with customers such as Internet service providers, Web hosting, and co-locators who use large amounts of information technology ("IT") equipment to support their subscribers. The Company's operations worldwide were impacted by the continued expansion of networking-based applications, the continued rapid expansion of Internet-based applications, the growth of the PC market, and the continued poor and unreliable quality of power worldwide.

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

The Company currently manufactures a broad range of standard domestic and international power protection solutions. The Company's UPS models are designed for different applications with the principal differences among the products being the amount of power which can be supplied during an outage, the length of time for which battery power can be supplied (the "run time"), the level of intelligent network interfacing capability, and the number of brownout and overvoltage correction features. The Company's present line of UPS products ranges from 200 volt-amps (suitable for a PC) to 500 kVA (suitable for mainframe computers or facilities). List prices to end-users range from approximately $100 to approximately $200,000. The Company also offers a line of surge protection products to protect against power spikes and surges. The principal difference among the surge suppressor models is the level of protection available and feature sets. List prices to end-users range from approximately $25 to approximately $135.

The Company also develops a family of software power management solutions. The primary software offering is sold under the PowerChuter plus name and provides unattended shutdown capabilities, UPS power management, and diagnostic features. PowerChute plus is available free of charge for many major operating systems with the purchase of select UPS units from the Company. List prices to end-users for other PowerChute products start at $69. The Company also offers software packages for advanced monitoring, configuring, and managing of power resources. Select versions are available free of charge from the Company. List prices to end-users range from $169 to $499.

The Company also offers a range of power management hardware accessories. These solutions include add-on hardware to manage and monitor attached UPS and networking equipment. Additionally, the Company offers a free-standing rack enclosure product, NetShelterr, and a variety of rack accessories to better utilize precious space in a computer room. List prices to end-users for accessory products range from $75 to $1,999.

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

The Company offers a standard one-year limited warranty which covers certain SilconT product parts. This warranty can be extended in annual increments for a period not to exceed ten years. Additionally, the Company offers on-site service and preventative maintenance visits. The Company offers on-site service through APC's service department and third party vendors as well as Trade-UPS programs for customers to upgrade old APC or competitive units to new APC units. The Company offers PowerAuditr, an on-site power quality consulting service which analyzes the electrical infrastructure of a building to determine its suitability for a given business and to identify corrections to existing anomalies.

The Company offers an Equipment Protection Policy (U.S. and Canada only), which, depending on the model, provides up to $25,000 for repair or replacement of customers' hardware should a surge or lightning strike pass through a Company unit. The policy applies to all units manufactured after January 1, 1992. Other restrictions also apply. The Company's customers can also register the ProtectNetr line of data line surge suppressors for a "Double-Up" Supplemental Equipment Protection Policy, under which the total recoverable limit under the Equipment Protection policy is doubled, up to $50,000. Most of the Company's surge suppressor products come with a lifetime product warranty.

The Company's products have experienced satisfactory field operating results, and warranty costs incurred to date have not had a significant impact on the Company's consolidated results of operations.

Distribution Channels
The Company markets its products to businesses, home users, and SOHOs around the world through a variety of distribution channels, including computer distributors and dealers, value added resellers, mass merchandisers, catalog merchandisers, E-commerce vendors, and strategic partnerships. The Company also sells directly to some large value added resellers, which typically integrate the Company's products into specialized computer systems and then market turnkey systems to selected vertical markets. Additionally, the Company sells certain select products directly to manufacturers for incorporation into products manufactured or packaged by them.

No single customer comprised 10% or more of the Company's net sales in 1999. One customer accounted for approximately 11% and 10%, respectively, of the Company's net sales in 1998 and 1997.

Sales and Marketing
The Company's sales and marketing organizations are primarily responsible for four activities: sales, marketing, customer service, and technical support. The Company's sales force is responsible for relationships with distributors, dealers, strategic partners, and end-users as well as developing new distribution channels, particularly in geographic and product application areas into which the Company is expanding. The Company has charged its sales force with providing its customers with comprehensive product and service solutions to their power management needs.

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

Supply Chain Management - Manufacturing, Quality, and Distribution
The Company's manufacturing operations are located in the United States, Philippines, Ireland, China, India, Denmark, and Switzerland. The Company believes that its long-term success depends on, among other things, its ability to control its costs. The Company utilizes lean "cell" based manufacturing processes, automated manufacturing techniques, and extensive quality control in order to minimize costs and maximize product reliability. In addition, the design of products and the commonality of parts allow for efficient circuit board component insertion, wave soldering, and in-process testing.

Quality control procedures are performed at the component, sub-assembly, and finished product levels. The Company is committed to an ongoing effort to enhance the overall productivity of its manufacturing facilities.

National Quality Assurance has granted the Company its ISO 9000 quality seal. The Company's systems have been audited to the stringent ISO 9002 level at its manufacturing facilities in the United States, Galway and Castlebar, Ireland, China, and at three of its facilities in the Philippines. Additionally, its Denmark manufacturing operation is certified at the ISO 9001 level.

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

The Company continues to invest in a worldwide distribution network that delivers its products and services to the Company's customers. The Company owns or leases distribution centers in numerous countries across the globe. All distribution centers are connected to the Company's customer service operations via the Company's Enterprise Resource Planning system, which enables orders received from any point in the network to be fulfilled from any distribution center throughout the world. During 1999 and 1998, the Company deployed several enhanced fulfillment capabilities in support of its overall E-commerce initiatives. These capabilities include the use of Electronic Data Interchange transactions between the Company and its distributors for receipt of orders, acknowledgement of orders, and confirmation of shipments. Additionally, the Company has implemented a suite of Web tools that allows consumers and resellers to view product information, gain access to pricing information, and place their orders via the Web.

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

During 1999, the Company increased its offerings of products and services for the enterprise market, specifically, geographically expanding the availability of the Silcon three-phase UPS products, introducing new Symmetrar models, and introducing APC's Global Services organization, which offers a comprehensive suite of professional and maintenance services. Hardware introductions primarily focused on enhancements to the Company's SurgeArrestr, Smart-UPSr, and Back-UPSr lines. New software solutions announced during the year included new versions of the Company's PowerChute plus software to expand support of leading operating systems, including support for Microsoft Windows 2000 Beta 3 and expanded support for Linux, as well as integration with leading management platforms.

During 1998, the Company expanded its product offerings in the enterprise market with the acquisition of Silcon, a leading manufacturer of three-phase UPSs up to 500 kVA. (For more information about this acquisition, see the "Acquisition"
section included in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Report.) Implementation of APC's enterprise power protection strategy began in 1997 with the introduction of the Symmetra Power ArrayT, the first scalable and fault-tolerant power protection system for multiple servers, computer rooms, call centers, and back-office applications. The Company also innovated its desktop line of UPSs during 1998, revamping its Back-UPS line and adding new features, including Universal Serial Bus support, to select products in the Back-UPS Pror line.

Additional areas of development included new products for the Internetworking market, additional network management support via new PowerChute and PowerNetr solutions, and customized hardware and software products for strategic partners.

During 1997, the Company's new product offerings included the Symmetra Power Array, its first entry into the above 5kVA market segment. Shipments of Symmetra began in the third quarter of 1997. The Company also added additional products which strengthen the Company's position as an overall network solution provider. These introductions included additions to the Company's SurgeArrest line of surge protectors; additional and enhanced solutions for addressing manageability across a growing number of operating systems and management platforms; new rack-mount networking solutions, and special product development for our strategic partners and international marketplaces.

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

Competition
The Company believes that it is one of less than ten global companies providing a full range of UPS products and services worldwide. The Company's principal competitors include Invensys Secure Power, a unit of Invensys PLC consisting of PowerWare (formerly Exide Electronics) and Best Power; Liebert Corporation, a division of Emerson Electric Co.; MGE UPS Systems, a privately held French company; Chloride Power, a subsidiary of Chloride Group PLC; and Phoenixtec Power Company Ltd., a publicly-held Taiwanese company. The Company also competes with a number of other U.S. and non-U.S. based companies which offer power protection products similar to the Company's products. Some of these competitors have greater financial and other resources than the Company. The Company competes in the sale of its products on the basis of several factors, including product performance and quality, marketing, access to distribution channels, customer service, product design, and price.

International Operations
The Company has experienced rapid growth internationally and plans to continue to expand its international efforts. With a full line of internationally positioned products already available, the Company continues to staff personnel to serve geographical markets of interest. The Company's manufacturing operations outside of the United States are located in the Philippines, Ireland, China, India, Denmark, and Switzerland. The Company's primary sales offices outside of the United States are located in Europe and the Far East. These offices, together with offices in other locations worldwide, provide sales and technical support to customers across the globe. The Company also owns or leases distribution centers in numerous countries worldwide, and utilizes third party warehouses in Europe, the Far East, Canada, South Africa, and Uruguay for distribution into its international markets.

Financial Information About Foreign and Domestic Operations
The information required under this section is included in note 8 of Notes to Consolidated Financial Statements in Item 8 of this Report and is incorporated herein by reference.

Employees
As of December 31, 1999, the Company had approximately 5,290 full-time employees worldwide, approximately 1,633 of whom are located in the United States and Canada. The Company also engages other personnel on a part-time basis.

Executive Officers of the Company
Executive officers of the Company are elected annually and hold office until the next Annual Meeting of the Board of Directors and until their successors are duly elected and qualified. As of February 17, 2000, the executive officers of the Company were as follows:

 Name                     Age   Positions
 Rodger B. Dowdell, Jr.   50    Chairman of the Board of Directors, President, and Chief Executive Officer
 Neil E. Rasmussen        45    Vice President, Chief Technical Officer, and Director
 Edward W. Machala        45    Vice President, Operations and Treasurer
 Donald M. Muir           43    Vice President, Finance and Administration, and Chief Financial Officer
 Emanuel E. Landsman      63    Vice President, Clerk, and Director
 David P. Vieau           49    Vice President, Worldwide Business Development
 Aaron L. Davis           33    Vice President, Small Systems Group

Rodger B. Dowdell, Jr. joined the Company in August 1985 and has been the President and a Director since that time. From January to August 1985, Mr. Dowdell worked for the Company as a consultant, developing a marketing and production strategy for UPS products. From 1978 to December of 1984 he was President of Independent Energy, Inc., a manufacturer of electronic temperature controls.

Neil E. Rasmussen became Chief Technical Officer of the Company in 1997 and has been Vice President and a Director of the Company since its inception. From 1979 to 1981, Mr. Rasmussen worked in the Energy Systems Engineering Group at Massachusetts Institute of Technology's ("M.I.T.") Lincoln Laboratory.

Edward W. Machala joined the Company in January 1989 as Vice President, Operations. From January 1985 to January 1989, Mr. Machala was Director of Manufacturing and Engineering Technology for GTECH, a manufacturer of electronic lottery and gaming terminals, where he was responsible for manufacturing and engineering functions.

Donald M. Muir joined the Company in July 1995 as Chief Financial Officer. From July 1993 to July 1995, Mr. Muir was the Treasurer of Stratus Computer, Inc. where he was responsible for managing investor relations, treasury services, corporate taxation, and risk management. Prior to his appointment as Treasurer at Stratus Computer, Inc., Mr. Muir held the position of Director of Finance and Administration from January 1991 to July 1993 and Controller, Worldwide Sales and Service from December 1988 to January 1991.

Emanuel E. Landsman has been Vice President, Clerk, and a Director of the Company since its inception. From 1966 to 1981, Dr. Landsman worked at M.I.T.'s Lincoln Laboratory, where he was in the Space Communications Group from 1966 to 1977 and the Energy Systems Engineering Group from 1977 to 1981.

David P. Vieau assumed the position of Vice President, Worldwide Business Development in October 1995 after completing a short sabbatical. Mr. Vieau served as Vice President of Marketing from October 1991 to June 1995. From July 1988 to August 1991, he was President of Poly-Flex Circuits, Inc., a division of Cookson America.

Aaron L. Davis was appointed to the newly created role of Vice President, Small Systems Group in May 1999 after serving as Vice President, Marketing and
Communications since June 1997 and Vice President of Marketing Communications since January 1995. Mr. Davis joined the Company as Director of Marketing Communications in May 1989.

Item 2. Properties
The Company's principal properties are located in the United States, Ireland, Philippines, China, India, Denmark, and Switzerland. In addition, the Company owns or leases sales offices and other space at various locations throughout the United States and outside the United States. The Company also owns or leases such machinery and equipment as are necessary in its operations. In general, its properties are in good condition, are considered to be adequate for the uses to which they are being put, and are substantially in regular use.

                                Sales,
 Location of                 Marketing &
 Principal Properties       Administration      Manufacturing      R&D        Warehouse      Total
 In square feet
 Owned
 United States
 Rhode Island                   163,330           98,930                         4,980       267,240
 Massachusetts                                                   65,000                       65,000
 Europe
 Ireland                         58,900          192,300                       118,800       370,000
 Denmark                         27,660           71,925         11,065                      110,650
 Far East
 Philippines                                     175,330                        40,000       215,330

 Leased
 United States
 Rhode Island                    29,000           58,000         19,040        441,130       547,170
 Missouri                        13,155            2,700         10,460          1,350        27,665
 Europe
 Switzerland                     14,120           19,380            540          8,610        42,650
 Far East
 China                                            38,945                        18,685        57,630
 India                                            39,090                         6,205        45,295



Item 3.  Legal Proceedings
The information required under this section is included in note 9 of Notes to Consolidated Financial Statements in Item 8 of this Report and is incorporated herein by reference.



Item 4.  Submission of Matters to a Vote of Security Holders
Not applicable.

                                     Part II


Item 5. Market for Registrant's Common Stock and Related Stockholder Matters The Company's Common Stock is traded over-the-counter on The NASDAQ Stock Market under the symbol APCC and the Pacific Exchange, Inc. under the symbol ACC. The following table sets forth the range of high and low bid quotations per share of Common Stock for the years 1999 and 1998.

                                      1999                                  1998
                            High               Low                High               Low
 First Quarter            $27.125            $14.032            $15.188            $11.750
 Second Quarter            21.125             13.250             17.188             13.563
 Third Quarter             22.500             17.188             19.750             13.438
 Fourth Quarter            28.750             16.188             24.781             14.875

On February 17, 2000, the closing sale price for the Company's Common Stock was $33.938 per share. As of February 17, 2000, there were approximately 2,231 holders of record of the Company's Common Stock. No cash dividends have been paid and it is anticipated that none will be declared in the foreseeable future. The Company currently intends to retain any earnings to finance the growth and development of the Company's business. Any future dividends will be at the discretion of the Board of Directors and will depend upon, among other things, the financial condition, capital requirements, earnings, and liquidity of the Company.


Item 6.  Selected Financial Data
All  amounts  are  in  dollars except for outstanding shares.   Dollars  are  in
thousands except for basic and diluted earnings per share. Shares are in thousands. The Company did not declare any cash dividends for the five year period presented. Earnings per share and share data reflect a stock split effected in 1999.

                                    1999          1998          1997          1996          1995
 Net sales                    $1,337,265    $1,125,835      $873,388      $706,877      $515,262
 Cost of goods sold              722,735       621,073       476,060       407,902       284,500
 Gross profit                    614,530       504,762       397,328       298,975       230,762
 Operating expenses              335,305       300,293       225,890       165,185       127,057
 Operating income                279,225       204,469       171,438       133,790       103,705
 Other income, net                13,292        11,687         6,354         5,189           860
 Earnings before income
  taxes and minority interest    292,517       216,156       177,792       138,979       104,565
 Income taxes                     86,293        68,231        56,004        46,558        35,029
 Earnings before
   minority interest             206,224       147,925       121,788        92,421        69,536
 Minority interest, net                -           349             -             -             -
 Net income                     $206,224      $147,576      $121,788       $92,421       $69,536
 Basic earnings per share          $1.07          $.77          $.64          $.49          $.37
 Basic weighted average
   shares outstanding            192,201       191,006       189,986       187,744       185,878
 Diluted earnings per share        $1.05          $.76          $.63          $.49          $.37
 Diluted weighted average
   shares outstanding            196,088       193,576       192,242       188,694       187,734
 Total assets                 $1,106,938      $871,983      $641,290      $504,002      $346,588
 Short-term debt                    $102       $12,540             -             -             -
 Long-term debt                        -             -             -             -             -

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of operations
The following table sets forth the Company's net sales, cost of goods sold, gross profit, marketing, selling, general, and administrative expenses, R&D expenses, operating income, other income, earnings before income taxes and minority interest, and net income, expressed as a percentage of net sales, for the years ended December 31, 1999, 1998 and 1997.

                                      1999           1998           1997
 Net sales                           100.0          100.0          100.0
 Cost of goods sold                   54.0           55.2           54.5
 Gross profit                         46.0           44.8           45.5
 Marketing, selling, general &
   administrative expenses            22.5           23.1           23.3
 Research & development                2.6            2.9            2.6
 Acquired research & development         -             .6              -
 Operating income                     20.9           18.2           19.6
 Other income, net                     1.0            1.0             .7
 Earnings before income taxes &
   minority interest                  21.9           19.2           20.3
 Net income                           15.4           13.1           13.9

Revenues
Net sales in fiscal year 1999 increased by 18.8% to $1,337.3 million from $1,125.8 million in fiscal year 1998, which reflected a 28.9% increase from
$873.4 million in fiscal year 1997. The increases from 1997 to 1999 were attributable to strong demand for the Company's products across all solution applications, combined with sales attributable to Silcon A/S ("Silcon") (see "Acquisition" below). In addition, sales of new products and increased efforts by the Company's sales force have contributed to increased sales volumes. Net sales attributable to new products totaled approximately 7%, 11%, and 8%, of 1999, 1998 and 1997 net sales, respectively.

Foreign sales to unaffiliated customers, primarily in Europe, the Far East, Canada, and South America, in fiscal year 1999 were $632.7 million or 47.3% of net sales compared to $486.6 million or 43.2% of net sales in fiscal year 1998 and $378.3 million or 43.3% of net sales in fiscal year 1997. See also note 8 to the consolidated financial statements.

Cost of Goods Sold
Cost of goods sold was $722.7 million or 54.0% of net sales in fiscal year 1999 compared to $621.1 million or 55.2% of net sales in fiscal year 1998. Gross margins for fiscal year 1999 were 46.0% of sales, approximately 120 basis points higher than in fiscal year 1998. The improvement was driven primarily by manufacturing cost reductions, particularly material cost reductions, the ongoing transition of production from the U.S. and Ireland to the Philippines, improved capacity utilization associated with the closure of the Company's manufacturing facility in Fort Meyers, Florida, and volume related margin improvements in Silcon and Symmetra products.

Cost of goods sold was $621.1 million or 55.2% of net sales in fiscal year 1998 compared to $476.1 million or 54.5% of net sales in fiscal year 1997. Gross margins declined by approximately 70 basis points during 1998 from fiscal year 1997. Substantially all of the gross margin erosion was product mix related as the Company's high-power UPS business accounted for a larger percentage of revenue in 1998 compared to previous years.

Total inventory reserves at December 31, 1999 were $17.1 million compared to $13.3 million at December 31, 1998. The Company's reserve estimate methodology involves quantifying the total inventory position having potential loss exposure, reduced by an amount reasonably forecasted to be sold, and adjusting its interim reserve provisioning to cover the net loss exposure.

Operating Expenses
Marketing, selling, general, and administrative (SG&A) expenses were $300.7 million or 22.5% of net sales in 1999 compared to $260.2 million or 23.1% of net sales in 1998 and $203.5 million or 23.3% of net sales in 1997. The increases in total spending in 1999 and 1998 were due primarily to costs associated with increased advertising and promotional costs, as well as costs associated with increased staffing and operating expenses of the Company's marketing, selling, and administrative functions. However, the decreases as a percentage of sales from 1997 to 1999 were attributable to certain fixed SG&A expenses spread over a higher revenue base, as well as the Company's focused efforts to manage spending.

The allowance for bad debts was 8.3% of gross accounts receivable at December 31, 1999 compared to 7.9% at December 31, 1998. The Company continues to experience strong collection performance. Accounts receivable balances outstanding over 60 days represented 9.0% of total receivables at December 31, 1999, up slightly from 8.6% at December 31, 1998. This increase reflects a growing portion of the Company's business originating in areas where longer payment terms are customary, including a growing contribution from international markets as well as large system enterprise sales primarily associated with Silcon products. Write-offs of uncollectible accounts represent less than 1% of net sales. A majority of international customer balances are covered by receivables insurance.

R&D expenditures were $34.6 million or 2.6% of net sales in 1999, $32.6 million or 2.9% of net sales in 1998, and $22.4 million or 2.6% of net sales in 1997. The increased R&D spending primarily reflects increased numbers of software and hardware engineers and costs associated with new product development and engineering support. The slight decrease as a percentage of sales from 1998 to 1999 was attributable to certain fixed R&D expenses spread over a higher revenue base. In addition, during 1998 the Company recorded non-recurring charges of $7.6 million for acquired in-process R&D in connection with its acquisition of Silcon (see "Acquisition" below). The Company expects its recurring R&D expenditures to remain at substantially the same level as a percentage of sales for the foreseeable future.

Other Income, Net and Income Taxes
Other income is comprised principally of interest income, which increased substantially from 1997 to 1999 due to higher average cash balances available for investment during 1998 and 1999.

Excluding 1998 non-tax deductible charges of $7.6 million for acquired in-process R&D (see "Acquisition" below), the Company's effective income tax rates were approximately 29.5%, 30.5%, and 31.5%, in 1999, 1998 and 1997,
respectively. The decrease from 1997 to 1999 is due to the tax savings from an increasing portion of taxable earnings being generated from the Company's operations in jurisdictions currently having a lower income tax rate than the present U.S. statutory income tax rate.

Effects of Inflation
Management believes that inflation has not had a material effect on the Company's operations.

Liquidity and Financial Resources
Working capital at December 31, 1999 was $706.0 million compared to $493.8 million at December 31, 1998. The Company has been able to increase its working capital position as the result of continued strong operating results and despite internally financing the capital investment required to expand its operations. The Company's cash and cash equivalents position increased to $456.3 million at December 31, 1999 from $219.9 million at December 31, 1998.

Worldwide inventories were $176.5 million at December 31, 1999, down from $228.7 million at December 31, 1998 due primarily to a decrease in raw material levels. This decrease was associated principally with improved materials management and increased utilization of just-in-time planning.

Inventory levels as a percentage of quarterly sales were 45% in the fourth quarter of 1999, down from 56% in the third quarter of 1999 and 72% in the fourth quarter of 1998.

At December 31, 1999, the Company had $50 million available for future borrowings under an unsecured line of credit agreement at a floating interest rate equal to the bank's cost of funds rate plus .625% and an additional $15 million and $7 million under unsecured line of credit agreements with a second and third bank, respectively, at similar interest rates. No borrowings were outstanding under these facilities at December 31, 1999. In connection with the acquisition of Silcon (see "Acquisition" below), the Company acquired $24.8 million in bank indebtedness with interest rates ranging from 4% to 8%. The Company repaid $12.3 million of this indebtedness during the second half of 1998 and $12.4 million during 1999. The Company had no significant financial commitments, other than those required in the normal course of business, at December 31, 1999.

During 1999 and 1998, the Company's capital expenditures, net of capital grants, amounted to approximately $36.0 million and $55.7 million, respectively, consisting primarily of manufacturing and office equipment, buildings and improvements, and purchased software applications. The nature and level of capital spending was made to improve manufacturing capabilities, principally in the U.S. and the Far East, and to support the increased marketing, selling, and administrative efforts necessitated by the Company's growth. Substantially all of the Company's net capital expenditures were financed from available operating cash. The Company had no material capital commitments at December 31, 1999.

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

Stock Repurchase Program
In September 1999, the Company announced that the Board of Directors had authorized the repurchase of up to ten million shares of the Company's outstanding common stock. Such purchases of stock may be made through September 10, 2001, from time to time on the open market as market conditions warrant. The objective of the repurchase program is to offset potential dilution of earnings per share, which may result from the Company's employee stock ownership programs. No shares were repurchased during 1999.

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

Acquisition of Silcon A/S
Early in the second quarter of 1998, the Company entered into a definitive agreement with the principal management shareholders of Silcon to acquire stock of Silcon, a Denmark-based manufacturer of three-phase UPSs up to 500 kilo volt-amps ("kVA"), and the Company commenced a tender offer for Silcon shares. In June 1998, the initial tender offer and purchase of stock from principal management shareholders was completed enabling the Company to operate Silcon as a majority-owned subsidiary. During the second half of 1998, the Company increased its ownership percentage to 89%. In January 1999, the Company attained ownership of more than 90% of the share capital of Silcon through open market purchases financed from operating cash and commenced a mandatory redemption of the remaining Silcon shares. Through this mandatory share redemption, the Company completed its acquisition of the remaining outstanding shares of Silcon in October 1999. In connection with the mandatory redemption, the Copenhagen Stock Exchange approved the de-listing of Silcon's shares effective March 1, 1999. The Company's cash outlays associated with the step-acquisition of $64.4 million during 1998 and $8.4 million during 1999 were financed from operating cash.

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

Foreign Currency Activity
The Company invoices its customers in various currencies. Realized and unrealized transaction gains or losses are included in the results of operations and are measured based upon the effect of changes in exchange rates on the actual or expected amount of functional currency cash flows. Transaction gains and losses were not material to the results of operations in 1999, 1998 and 1997.

At   December  31,  1999,  the  Company's  unhedged  foreign  currency  accounts receivable, by currency, were as follows:

   In thousands             Foreign Currency            US Dollars
   German Marks                      36,585               $18,766
   European Euros                    17,145                17,213
   Japanese Yen                   1,345,259                13,159
   British Pounds                     5,967                 9,646
   French Francs                     48,779                 7,470
   Swiss Francs                       7,961                 4,981

The Company also had non-trade receivables of 3.3 million Irish Pounds (approximately US$4.2 million) and short term debt and liabilities denominated in various European currencies of US$45.4 million, as well as Yen denominated liabilities of approximately US$7.5 million.

The Company continually reviews its foreign exchange exposure and considers various risk management techniques, including the netting of foreign currency receipts and disbursements, rate protection agreements with customers/vendors and derivatives arrangements, including foreign exchange contracts. The Company presently does not utilize rate protection agreements or derivative arrangements.

Recently Issued Accounting Standard
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, as provided for in SFAS No. 137. The adoption of this Statement is not expected to have a material impact on the Company's consolidated financial position or results of operations.

Year 2000 Readiness Disclosure Statement
Many computer systems were not designed to handle any dates beyond the year 1999 and, therefore, many companies were required to modify their computer hardware and software prior to the year 2000 in order to remain fully operational. During 1998, the Company commenced a year 2000 readiness program to assess the impact of the year 2000 issue on the Company's operations and address necessary remediation. A year 2000 program director reporting directly to senior management has been assigned to this project. All planned tests in business systems and operations have been completed and no problems were reported. Key vendors surveyed reported no problems that would affect their ability to support the Company. To date, the Company has experienced no material adverse effect from the date rollover to January 1, 2000. The Company considers its operations to be year 2000 functional and ready to support its customers, however the Company continues to monitor its systems and there can be no assurance that there will be no year 2000 issues in the future.

Assessment of the Company's Products for Year 2000 Compliance
All of the Company's hardware products and accessories are believed to be year 2000 compliant, meaning that they have been tested to verify that where date fields are processed, dates are calculated and displayed accurately, and that there are no known defects related to scheduled events such as shutdowns, self-tests, and run-time calibrations and also the handling of unscheduled events, such as power failures, which are directly attributable to the millennium and century change, provided that all other third party products (e.g., software, firmware, operating systems, and hardware) properly exchange date data with the Company's products and provided also that the Company's products are used in accordance with the product documentation. The Company has also performed extensive testing of all software products that it is currently offering for licensing and has determined that these products are substantially year 2000 compliant. Periodically updated information about the Company's software products is available at the Company's Year 2000 Readiness Disclosure Web site (www.APCC.com; the information on this Web site is not incorporated by reference into this document). Information on this site is provided to the Company's customers for the sole purpose of assisting in assessing their transition to the year 2000. Such information is the most currently available concerning the behavior of the Company's products in the new century and is provided "as is" without warranty of any kind. The Company's year 2000 compliant products recognize the year 2000 as a leap year. To the extent the Company's hardware and software products are combined with the hardware and software products of other companies, there can be no assurance that users of the Company's products will not experience year 2000 problems as a result of the combination of the Company's hardware and software products with non-compliant products of other companies. The Company currently does not anticipate material expenditures to remedy any year 2000 issues with respect to its products and services.

Assessment of the Company's Information Technology ("IT") and Non-IT Systems for Year 2000 Compliance
The Company's Oracle manufacturing and financial information systems were implemented during 1998. The Company has evaluated the year 2000 compliance of these systems in accordance with Oracle's recommendations. At December 31, 1998, the Company had completed its initial installation and testing of software patches available from Oracle. During the second quarter of 1999, final installation and testing of additional software patches completed efforts to bring these systems into compliance. The Company did not consider the cost of the new hardware and software for the Oracle implementations to be related to year 2000 readiness as these system replacements were already planned to satisfy the demands of expansion of its worldwide operations and were not accelerated due to year 2000 issues. The Company has conducted an evaluation of its non-IT systems for compliance, including those related to its manufacturing facilities, distribution centers, and production and engineering equipment. Additionally, the Company utilizes other third party software and equipment to distribute its products as well as to operate other aspects of its business. The Company has also conducted a review of such software and equipment. The Company's evaluation and review of its non-IT systems and third party software and equipment were completed at the end of the third quarter of 1999.

Evaluation of Third Parties with which the Company has a Material Relationship, including Key Suppliers, Service Providers, and Strategic Partners
The Company's year 2000 readiness program included identifying these third parties and determining, based on receipt of written verification, review of publicly available financial statement disclosures, and other means, that such third parties were either in compliance or expected to be in compliance prior to January 1, 2000. The Company identified its material third party relationships and communicated with its significant vendors, service providers, and certain strategic partners. All such efforts, including written questionnaires, on-site visitations, and education were completed at the end of the third quarter of 1999. Many enterprises, including the Company's present and potential customers, may have devoted a substantial portion of their information systems spending to resolving year 2000 issues, which may result in their spending being diverted from applications such as the Company's products, over the next year.

Development of Contingency Plans
As the Company's year 2000 readiness program neared completion, the Company identified worst case scenarios involving the interruption of critical vendors as a result of infrastructure failures or third party vendor failures. The Company completed its contingency plans at the end of the third quarter of 1999. Such plans included but were not limited to maintaining appropriate inventory levels, as well as requiring critical vendors to maintain certain inventory levels.

It is the Company's policy to expense as incurred all costs associated with year 2000 readiness. The Company developed a separate budget for operating and capital expenditures relating to year 2000 issues. No IT projects were deferred due to year 2000 efforts. Based on the results of its year 2000 readiness program to date, the Company does not believe that the costs of year 2000 issues will have a material adverse effect on the Company's business, operating results, or financial condition.

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

Management of Growth
The Company has experienced, and is currently experiencing, a period of rapid growth which has placed, and could continue to place, a significant strain on the resources of the Company. In order to support the growth of its business, the Company plans to continue expanding its level of global operations during 2000. If the Company's management is unable to manage growth effectively, the Company's operating results could be adversely affected.

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

Year 2000 Issues
All planned tests in business systems and operations have been completed and no problems were reported. Key vendors surveyed reported no problems that would affect their ability to support the Company. To date, the Company has experienced no material adverse effect from the date rollover to January 1, 2000. The Company considers its operations to be year 2000 functional and ready to support its customers, however the Company continues to monitor its systems and there can be no assurance that there will be no year 2000 issues in the future. Although the Company has taken measures to address the impact, if any, of year 2000 issues, it cannot predict the ultimate outcome or success of its year 2000 readiness program, or whether the failure of third party systems or equipment to operate properly in the year 2000 will have a material adverse effect upon the Company's business, operating results, or financial condition, or require the Company to incur unanticipated material expenses to remedy any year 2000 issue. See also the Company's Year 2000 Readiness Disclosure Statement above.

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

Foreign Operations; Risk of Currency Fluctuations
The Company manufactures and markets its products worldwide through several foreign subsidiaries, distributors, and resellers. The Company's worldwide operations are subject to the risks normally associated with foreign operations including, but not limited to, the disruption of markets, changes in export or import laws, restrictions on currency exchanges, potentially negative tax consequences and the modification or introduction of other governmental policies with potentially adverse effects.

International sales (sales to customers outside the United States, both direct and indirect) accounted for approximately 47.3%, 43.2%, and 43.3% of the
Company's net sales in 1999, 1998 and 1997, respectively. The Company anticipates that international sales will continue to account for a significant portion of revenue. The Company invoices its customers in various currencies. To date, the Company does not utilize any rate protection agreements or derivative agreements to hedge any foreign exchange exposure. Accordingly, the Company may be exposed to exchange losses based upon currency exchange rate fluctuations, which losses could have a materially adverse effect on the Company's operating results.

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

Uncertainties Regarding Patents and Protection of Proprietary Technology
The Company's success will depend, to a large extent, on its ability to protect its proprietary technology. The Company relies on a combination of contractual rights, trade secrets, patents, and copyrights to protect its proprietary rights. Although the Company owns certain patents, and has applied, and in the future may apply, for patents, there can be no assurance that the Company's intellectual property protection will be sufficient to prevent competitors from developing similar technology. Moreover, in the absence of patent protection, the Company's business may be adversely affected by competitors which independently develop functionally equivalent technology. The Company attempts to ensure that its products and processes do not infringe upon patents and other proprietary rights, but there can be no assurance that such infringement may not be alleged by third parties in the future. If infringement is alleged or determined, there can be no assurance that the necessary licenses would be available on acceptable terms, if at all, or that the Company would prevail in any such challenge.

Integration of Acquired Businesses
The Company has limited experience in integrating acquired companies or technologies into its operations. The Company may from time to time pursue the acquisition of other companies, assets, products or technologies. There can be no assurance that products, technologies, distribution channels, key personnel and businesses of acquired companies will be successfully integrated into the
Company's  business  or  product offerings, or that such  integration  will  not adversely affect the Company's business, operating results, or financial condition. There can be no assurance that any acquired companies, assets, products or technologies will contribute significantly to the Company's sales or earnings, or that the sales and earnings from acquired businesses will not be adversely affected by the integration process or other factors. If the Company is not successful in the integration of such acquired businesses, there could be an adverse impact on the financial results of the Company. There can be no assurance that the Company will continue to be able to identify and consummate suitable acquisition transactions in the future. For information on the Company's acquisition of Silcon, see the "Acquisition" section above.

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

Tax Rate
The Company's tax rate is heavily dependent upon the proportion of earnings that are derived from its Ireland and Philippines manufacturing operations and its ability to reinvest those earnings permanently outside the United States. If the earnings of these operations as a percentage of the Company's total earnings were to decline significantly from anticipated levels, or should its ability to reinvest these earnings be reduced, the Company's effective tax rate would exceed the currently estimated rate for 2000. In addition, should the Company's intercompany transfer pricing with respect to its Ireland or Philippines manufacturing operations require significant adjustment due to audits or regulatory changes, the Company's overall effective tax rate could increase.

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

ITEM 8.  Financial Statements and Supplementary Data

AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 1999 and 1998
In thousands




ASSETS
                                                                1999                  1998
Current assets:
Cash and cash equivalents                                   $456,325              $219,908
Accounts receivable, less allowance for doubtful accounts
  of $19,543 in 1999 and $15,471 in 1998 (Note 2)            216,810               180,356
Inventories (Note 3)                                         176,477               228,682
Prepaid expenses and other current assets                     18,283                17,801
Deferred income taxes (Note 5)                                31,962                28,498

     Total current assets                                    899,857               675,245

Property, plant, and equipment:
Land, buildings, and improvements                             58,220                51,735
Machinery and equipment                                      130,031               125,274
Office equipment, furniture, and fixtures                     55,284                44,955
Purchased software                                            17,114                11,505

                                                             260,649               233,469

Less accumulated depreciation and amortization               103,422                85,205

     Net property, plant, and equipment                      157,227               148,264

Goodwill and other intangibles                                48,239                45,837

Other assets                                                   1,615                 2,637

     Total assets                                         $1,106,938              $871,983









See accompanying notes to consolidated financial statements.

AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 1999 and 1998
In thousands




LIABILITIES AND SHAREHOLDERS' EQUITY
                                                                1999                  1998
Current liabilities:
Short term debt (Note 4)                                        $102               $12,540
Accounts payable                                              78,641                75,190
Accrued expenses                                              41,864                31,029
Accrued compensation                                          25,743                22,130
Accrued sales and marketing programs                          16,853                17,824
Income taxes payable                                          30,616                22,753

     Total current liabilities                               193,819               181,466

Deferred tax liability (Note 5)                               11,029                 7,500

     Total liabilities                                       204,848               188,966

Minority interest                                                  -                 1,725

Shareholders' equity (Notes 6 and 7):
Common stock, $.01 par value; authorized 450,000
  shares in 1999 and 200,000 in 1998;
  issued 193,339 in 1999 and 191,946 in 1998                   1,933                 1,919
Additional paid-in capital                                    82,989                66,121
Retained earnings                                            820,525               614,301
Treasury stock, 250 shares, at cost                          (1,551)               (1,551)
Accumulated other comprehensive income                       (1,806)                   502

     Total shareholders' equity                              902,090               681,292

COMMITMENTS AND CONTINGENCIES
  (Notes 9, 11 and 12)

OTHER INFORMATION (Notes 4 and 10)

     Total liabilities and shareholders' equity           $1,106,938              $871,983





See accompanying notes to consolidated financial statements.

AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 1999, 1998 and 1997
In thousands except per share amounts




                                                   1999                1998                1997
Net sales (Note 8)                           $1,337,265          $1,125,835            $873,388
Cost of goods sold                              722,735             621,073             476,060

Gross profit                                    614,530             504,762             397,328

Costs and expenses:
Marketing, selling, general, and
  administrative                                300,713             260,176             203,469
Research and development                         34,592              32,563              22,421
Acquired research and development                     -               7,554                   -

Total operating expenses                        335,305             300,293             225,890

Operating income                                279,225             204,469             171,438

Other income, net                                13,292              11,687               6,354

Earnings before income taxes and
  minority interest                             292,517             216,156             177,792

Income taxes (Note 5)                            86,293              68,231              56,004

Earnings before minority interest               206,224             147,925             121,788

Minority interest, net                                -                 349                   -

Net income                                     $206,224            $147,576            $121,788

Basic earnings per share (Note 1)                 $1.07                $.77                $.64
Basic weighted average shares outstanding       192,201             191,006             189,986

Diluted earnings per share (Note 1)               $1.05                $.76                $.63
Diluted weighted average shares outstanding     196,088             193,576             192,242







See accompanying notes to consolidated financial statements.

AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years ended December 31, 1999, 1998 and 1997
In thousands

                                                                            Accumulated
                       $.01 Par,     Additional            Treasury Stock,      Other
                     Common Stock     Paid-in   Retained       at Cost      Comprehensive
                   Shares   Amount    Capital   Earnings   Shares   Amount     Income      Total
Balances at
  December 31, 1996
  as previously
  reported         94,417     $944    $48,374   $344,131    (125)   $(1,551)      $-     $391,898
Adjustment for
  immaterial
  pooling-of-
  interests           480        5                   806                                      811
2-for-1 stock split
  effective
  May 28, 1999     94,897      949      (949)               (125)                               -
Balances at
  December 31,
  1996 as
  adjusted        189,794    1,898     47,425    344,937    (250)    (1,551)       -      392,709
Net income                                       121,788                                  121,788
Comprehensive
  income                                                                                  121,788
Exercises of
  stock options       696        7      3,225                                               3,232
Tax effect of
  exercises of
  stock options                           765                                                 765
Shares issued to
  Employee Stock
  Ownership Plan      276        3      3,257                                               3,260
Balances at
  December 31,
  1997            190,766    1,908     54,672    466,725    (250)    (1,551)        -     521,754
Net income                                       147,576                                  147,576
Foreign currency
  translation
  adjustment                                                                      502         502
Comprehensive
  income                                                                                  148,078
Exercises of
  stock options     1,106       11      8,470                                               8,481
Tax effect of
  exercises of
  stock options                         2,082                                               2,082
Shares issued to
  Employee Stock
  Purchase Plan        74                 897                                                 897
Balances at
  December 31,
  1998            191,946     1,919    66,121    614,301    (250)    (1,551)       502    681,292
Net income                                       206,224                                  206,224
Foreign currency
  translation
  adjustment                                                                   (2,308)    (2,308)
Comprehensive
  income                                                                                  203,916
Exercises of
  stock options     1,285        13    12,762                                              12,775
Tax effect of
  exercises of
  stock options                         2,565                                               2,565
Shares issued to
  Employee Stock
  Purchase Plan       108         1     1,541                                               1,542
Balances at
  December 31,
  1999            193,339    $1,933   $82,989   $820,525    (250)   $(1,551)  $(1,806)   $902,090




See accompanying notes to consolidated financial statements.

AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 1999, 1998 and 1997
In thousands

                                                     1999               1998               1997
Cash flows from operating activities
Net income                                       $206,224           $147,576           $121,788
Adjustments to reconcile net income to net
 cash provided by operating activities:
Depreciation and amortization                      30,590             22,951             17,716
Gain on sale of property, plant and equipment       (277)                  -                  -
Provision for doubtful accounts                     6,015              6,593              4,834
Deferred income taxes                                  65            (5,967)            (1,061)
Acquired research and development                       -              7,554                  -
Changes in operating assets and liabilities
 excluding effects of acquisitions:
  Accounts receivable                            (42,469)           (36,321)           (26,821)
  Inventories                                      52,205          (105,327)             26,631
  Prepaid expenses and other current assets         (482)            (4,151)            (2,372)
  Other assets                                      1,022              (536)                644
  Accounts payable                                  3,451             23,550            (4,999)
  Accrued expenses                                 10,835              1,418              3,864
  Accrued compensation                              3,613              5,654              4,256
  Accrued sales and marketing programs              (971)              1,859              (395)
  Income taxes payable                             10,428              3,138              3,425
Other, net                                        (2,382)              (409)                  -
Net cash provided by operating activities         277,867             67,582            147,510

Cash flows from investing activities
Capital expenditures, net of capital grants      (36,003)           (55,654)           (37,208)
Proceeds from sale of property, plant
 and equipment                                      1,100              3,200                  -
Acquisitions                                      (8,426)           (62,424)                101
Net cash used in investing activities            (43,329)          (114,878)           (37,107)

Cash flows from financing activities
Repayment of short term debt                     (12,438)           (12,308)                  -
Proceeds from issuances of common stock            14,317              9,378              6,497
Net cash provided by (used in) financing
  activities                                        1,879            (2,930)              6,497

Net change in cash and cash equivalents           236,417           (50,226)            116,900
Cash and cash equivalents at beginning of year    219,908            270,134            153,234
Cash and cash equivalents at end of year         $456,325           $219,908           $270,134

Supplemental cash flow disclosures
Cash paid during the year for:
Income taxes (net of tax refunds)                 $70,204            $65,109            $48,563
Interest                                             $922               $609                 $-
Details of acquisitions:
 Fair value of assets                              $8,426           $113,177                 $-
 Liabilities and minority interest                      -           (48,793)                  -
 Cash paid                                          8,426             64,384                  -
 Cash acquired                                          -            (1,960)              (101)
 Acquisitions                                      $8,426            $62,424             $(101)

NON-CASH TRANSACTIONS: In 1999, 1998 and 1997, the tax effect of the exercise of stock options resulted in increases to additional paid-in capital and reductions to income taxes payable of $2,565, $2,082, and $765, respectively.



See accompanying notes to consolidated financial statements.

AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 1999, 1998 and 1997


1.   Summary of Significant Accounting Policies

Nature of Business
American  Power  Conversion  Corporation and its  subsidiaries  (the  "Company")
designs, develops, manufactures, and markets power protection and management solutions for computer and electronic applications worldwide. The Company's solutions include uninterruptible power supply products ("UPSs"), electrical surge protection devices, power conditioning products, associated software, services, and accessories. These solutions are for use with sensitive electronic devices which rely on electric utility power including, but not limited to, home electronics, personal computers ("PCs"), high-performance workstations, servers, networking equipment, telecommunications equipment, Internetworking equipment, datacenters, mainframe computers, and facilities. The Company's principal markets are in North America, Europe, and the Far East.

Principles of Consolidation
The  consolidated  financial statements include the accounts of  American  Power
Conversion   Corporation  and  all  of  its  wholly-owned   subsidiaries.    All
intercompany accounts and transactions are eliminated in consolidation.

Revenue Recognition
Revenue from sales of the Company's products, including UPS products, electrical surge protection devices, power conditioning products, and associated accessories, is recognized at the time the goods are shipped or when title passes, with appropriate provisions for sales returns and allowances and uncollectible accounts. Revenues from the sale of service-related contracts are deferred and recognized ratably over an established term, typically one to five years.

Cash and Cash Equivalents
Cash and cash equivalents consist of funds on deposit, money market savings accounts, and short-term commercial paper with original maturities of three months or less.

Inventories
Inventories are stated at the lower of cost or market; cost being determined using the first-in, first-out (FIFO) method.

Property, Plant, and Equipment
Property, plant, and equipment are stated at cost. Depreciation is provided by using the straight-line method over estimated useful lives as follows:

  Land improvements                                15 years
  Buildings and improvements                       40 years
  Machinery and equipment                          5 - 10 years
  Office equipment, furniture, and fixtures        3 - 10 years
  Purchased software                               3 years

Goodwill and Other Intangibles
Goodwill and other intangibles represents the excess of cost over the fair value of the net tangible assets of businesses acquired and is being amortized on a straight-line basis over 15 years. Periodically, the Company evaluates the recovery of goodwill to assure that changes in facts and circumstances do not suggest that recoverability has been impaired. This analysis relies on a number of factors, including operating results, business plans, budgets, economic projections, and changes in management's strategic direction or market emphasis. In management's opinion, no impairment exists at December 31, 1999.

Research and Development
Expenditures for research and development ("R&D") are expensed in the period incurred.

Warranties
The Company offers limited two-year and one-year warranties. The provision for potential liabilities resulting from warranty claims is provided at the time of sale. The Company also offers its customers the opportunity to extend the basic warranty period up to an additional three years under a separately priced program. Recognition of the revenue associated with the extended warranty program commences on the date the extended warranty becomes effective and is recognized on a straight-line basis over the extended warranty period. In addition, the Company has an Equipment Protection Policy which, depending on the model, provides up to $25,000 for repair or replacement of a customer's hardware should a surge or lightning strike pass through a Company unit. The policy applies to all units manufactured after January 1, 1992. Other restrictions also apply. The Company's ProtectNet line of data line surge suppressors feature a "Double-Up" Supplemental Equipment Protection Policy, under which the total recoverable limit under the Equipment Protection Policy is doubled, up to $50,000 (U.S. and Canada only). The Company has experienced satisfactory field operating results, and warranty costs incurred to date have not had a significant impact on the Company's results of operations.

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

Deferred income taxes have not been provided for the undistributed earnings of the Company's foreign subsidiaries which aggregated approximately $275 million at December 31, 1999. The Company plans to reinvest all such earnings for future expansion. If such earnings were distributed, taxes would increase by approximately $67 million.

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

  In thousands                                       1999               1998                1997
  Basic weighted average shares outstanding       192,201            191,006             189,986
  Net effect of dilutive potential common
   shares outstanding based on the treasury
   stock method using the average market price      3,887              2,570               2,256
  Diluted weighted average shares outstanding     196,088            193,576             192,242

  Antidilutive potential common shares
   excluded from the computation above                872                496                 166

Stock-Based Compensation
The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock-based compensation plans. No compensation cost has been recognized for these plans in the accompanying consolidated financial statements.

Advertising Costs
Advertising costs are expensed as incurred and reported in selling, general, and administrative expenses in the accompanying consolidated statements of income. Such costs of advertising, advertising production, trade shows, and other activities are designed to enhance demand for the Company's products. Advertising costs were $94.4 million in 1999, $67.4 million in 1998, and $59.9 million in 1997. There are no capitalized advertising costs in the accompanying consolidated balance sheets.

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


3.   Inventories

Inventories consist of the following:

  In thousands                                    1999                1998
  Raw materials                                $60,708              $87,975
  Work in process                                7,396                9,328
  Finished goods                               108,373              131,379
                                              $176,477             $228,682


4.   Revolving Credit Agreements and Short Term Debt

At December 31, 1999, the Company had available for future borrowings $50 million under an unsecured line of credit agreement at a floating interest rate equal to the bank's cost of funds rate plus .625%, and an additional $15 million and $7 million under unsecured line of credit agreements with a second and third bank, respectively, at similar interest rates. No borrowings were outstanding under these facilities at December 31, 1999. In connection with the acquisition of Silcon, the Company acquired $24.8 million in bank indebtedness with interest rates ranging from 4% to 8%. The Company repaid $12.3 million of this indebtedness during the second half of 1998 and $12.4 million of this indebtedness during 1999.

5.   Income Taxes

Total federal, state, and foreign income tax expense (benefit) from continuing operations for the years ended December 31, 1999, 1998 and 1997 consists of the following:

  In thousands            Current             Deferred                 Total
  1999:
  Federal                 $61,756               $(244)               $61,512
  State                     8,024                (239)                 7,785
  Foreign                  16,448                  548                16,996
                          $86,228                  $65               $86,293
  1998:
  Federal                 $58,294             $(4,188)               $54,106
  State                     4,707                (785)                 3,922
  Foreign                  11,197                (994)                10,203
                          $74,198             $(5,967)               $68,231
  1997:
  Federal                 $41,090             $(1,028)               $40,062
  State                     7,031                (193)                 6,838
  Foreign                   8,944                  160                 9,104
                          $57,065             $(1,061)               $56,004

Income tax expense attributable to continuing operations amounted to $86.3 million in 1999, $68.2 million in 1998, and $56.0 million in 1997, (effective rates of 29.5%, 31.6%, and 31.5%, respectively). The actual expense for 1999, 1998 and 1997 differs from the "expected" tax expense (computed by applying the statutory U.S. federal corporate tax rate of 35% to earnings before income taxes) as follows:

  In thousands                                     1999                1998                 1997
  Computed "expected" tax expense              $102,381             $75,655              $62,227
  State income taxes, net of federal
    income tax benefit                            5,060               2,549                4,445
  Foreign earnings taxed at rates lower
    than U.S. statutory rate
    (principally Ireland and Philippines)      (18,754)            (12,676)             (10,727)
  Foreign sales corporation                     (1,294)             (2,729)              (1,603)
  Acquired R&D                                        -               3,094                    -
  Other                                         (1,100)               2,338                1,662
                                                $86,293             $68,231              $56,004

The domestic and foreign components of earnings before income taxes were $188.5 million and $104.0 million, respectively, for 1999; $162.0 million and $54.2 million, respectively, for 1998; and $121.0 million and $56.8 million, respectively, for 1997. Total income tax expense for the years ended December 31, 1999, 1998 and 1997 was allocated as follows:

  In thousands                             1999         1998        1997
  Income from continuing operations     $86,293      $68,231     $56,004
  Shareholders' equity, for
    compensation expense for tax
    purposes in excess of amounts
    recognized for financial
    statement purposes                  (2,565)      (2,082)       (765)
                                        $83,728      $66,149     $55,239

At December 31, 1999 and 1998, deferred income tax assets and liabilities result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. The sources and tax effects of these temporary differences are presented below:

  In thousands                                                 1999                   1998
  Deferred tax assets
  Allowance for doubtful accounts                            $5,150                 $4,441
  Additional costs inventoried for tax purposes                 920                  1,050
  Intercompany inventory profits                              4,521                  4,521
  Allowances for sales and marketing programs                 5,644                  6,517
  Inventory obsolescence reserve                              4,272                  3,865
  Accrual for compensation and compensated absences           5,629                  1,672
  Reserve for warranty costs                                  1,274                  1,024
  Deferred revenue                                            2,955                  2,356
  Other                                                       1,597                  3,052
  Total gross deferred tax assets                            31,962                 28,498
  Less valuation allowance                                        -                      -
  Net deferred tax assets                                    31,962                 28,498
  Deferred tax liabilities
  Excess of tax over financial statement depreciation         9,282                  5,605
  Other                                                       1,747                  1,895
  Total deferred tax liabilities                             11,029                  7,500
  Net deferred income taxes                                 $20,933                $20,998

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


6.   Stock Plans

Stock Split
The Company effected a two-for-one stock split in the form of a 100% stock dividend payable on May 28, 1999 to shareholders of record on May 7, 1999. All share and per share amounts in the accompanying consolidated financial statements have been restated to give effect to this stock split.

Stock-based Compensation Plans
At December 31, 1999, the Company had four stock option plans and a stock purchase plan, which are described below. SFAS No. 123, Accounting for Stock-Based Compensation, requires companies to either (a) record compensation costs related to its stock-based compensation plans, or (b) disclose pro forma net income and earnings per share data as if the company had recorded such costs. The Company has elected to continue to apply APB Opinion No. 25 and related Interpretations in accounting for these plans and to comply with the SFAS No. 123 disclosure requirements. Accordingly, no compensation cost has been recognized for its stock-based compensation plans in the accompanying consolidated financial statements. Had compensation costs for such plans been determined in accordance with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

 In thousands except per share amounts               1999             1998              1997
 Net income                   As reported            $206,224         $147,576          $121,788
                              Pro forma               181,123          132,296           116,370

 Basic earnings per share     As reported               $1.07             $.77              $.64
                              Pro forma                   .94              .69               .61

 Diluted earnings per share   As reported               $1.05             $.76              $.63
                              Pro forma                   .92              .69               .61

The pro forma effect on net income for 1999, 1998 and 1997 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to stock option grants made prior to 1995. The weighted average fair value of stock options granted during 1999, 1998 and 1997 was $9.35, $8.84, and $5.60, respectively. The
Company estimates the fair value of each option as of the date of grant using the Black-Scholes pricing model with the following weighted average assumptions used:

                                   1999                  1998                  1997
 Expected volatility               59%                   57%                   57%
 Dividend yield                     -                     -                     -
 Risk-free interest rate           5.3%                  5.5%                  6.3%
 Expected life                   5 years               5 years               5 years


Stock Option Plans
On April 21, 1997, the Company's shareholders approved the 1997 Stock Option Plan and on June 19, 1987 approved the 1987 Stock Option Plan (collectively the "Plans"). The 1997 and 1987 Stock Option Plans authorized the grant of options for up to 12.0 million shares and 21.6 million shares, respectively, of common stock. On May 7, 1999, the Company's shareholders authorized an additional 12.0 million shares under the 1997 Stock Option Plan. Options granted under the Plans are either (a) options intended to constitute incentive stock options ("ISOs") under the Internal Revenue Code of 1986 (the "Code") or (b) non-qualified options. Incentive stock options may be granted under the Plans to employees or officers of the Company. Non-qualified options may be granted to consultants, directors (whether or not they are employees), employees or officers of the Company.

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

On April 21, 1997, the Company's shareholders approved the 1997 Non-employee Director Stock Option Plan and on May 20, 1993 approved the 1993 Non-employee Director Stock Option Plan (collectively the "Director Plans"). Options granted under these plans are non-qualified stock options and may be granted to each person who was a member of the Company's Board of Directors on April 21, 1997 and February 25, 1993, respectively, and who was not an employee or officer of the Company. The 1997 and 1993 Director Plans authorized the grant of options for up to 400,000 shares and 80,000 shares of common stock, respectively.

Two directors were entitled to participate in the Director Plans with each receiving a grant of options as of February 12, 1999 for 20,000 shares at an exercise price of $19.94, February 12, 1998 for 20,000 shares at an exercise price of $13.50, April 21, 1997 for 20,000 shares at an exercise price of $10.88 per share, and February 25, 1993 for 40,000 shares at an exercise price of $6.00 per share (i.e., the market price on the dates of grant).

Options granted under the 1997 Director Plan vest 25% at the end of the second year and 9.375% at the end of each six month period thereafter. Options granted under the 1993 Director Plan vested 25% at the end of the first year and 25% annually thereafter.

Options granted under all stock option plans before January 1, 1993 will expire not more than five years from the date of grant. Options granted under all stock option plans after January 1, 1993 will expire not more than ten years from the date of grant (five years in the case of ISOs granted to ten percent shareholders). The outstanding options expire at various dates through 2009. Options granted terminate within a specified period of time following termination of an optionee's employment or position as a director or consultant with the Company.

A summary of the status of the Company's stock option plans as of December 31, 1999, 1998 and 1997, and changes during the years ending on those dates is presented below:

Shares in thousands           1999                      1998                      1997
                                  Weighted                  Weighted                  Weighted
                                   Average                   Average                   Average
                                  Exercise                  Exercise                  Exercise
                      Shares        Price       Shares        Price       Shares        Price
Outstanding at
 beginning of year     9,560        $12.23       6,018        $7.81        3,218        $5.02
Granted                5,097         16.26       4,798        16.51        3,878         9.39
Exercised            (1,285)         10.12       (944)         6.62        (696)         4.65
Terminated           (1,290)         13.50       (312)        11.17        (382)         6.02
Outstanding
  at end of year      12,082         14.00       9,560        12.23        6,018         7.81
Exercisable
  at end of year       2,696         11.40       1,354         7.45          794         5.54
Shares reserved
  at end of year      25,115                    13,536                    14,480

The following table summarizes information about stock options outstanding at December 31, 1999:

Shares in thousands               Options Outstanding                 Options Exercisable
                                       Weighted
                                        Average       Weighted                     Weighted
                                       Remaining      Average                       Average
      Range of            Shares      Contractual     Exercise        Shares       Exercise
  Exercise Prices      Outstanding    Life (years)     Price       Exercisable       Price
   $4.56 to $4.84            778         6.0           $4.65            329           $4.72
   $5.13 to $6.81            259         4.7            5.74            223            5.57
   $8.31 to $9.81          2,058         7.2            9.00            913            8.94
  $10.73 to $11.69           317         6.9           11.39             77           10.96
  $13.00 to $14.31         3,646         9.1           14.30             18           13.87
  $15.13 to $17.70         3,622         8.3           16.22          1,078           16.13
  $19.94 to $20.06           436         9.4           20.05              -               -
  $22.41 to $24.75           966         9.6           24.11             58           22.41
                          12,082         8.2           14.00          2,696           11.40

Stock Purchase Plan
On April 21, 1997, the Company's shareholders approved an Employee Stock Purchase Plan (the "Plan") to provide substantially all employees an opportunity to purchase shares of its common stock through payroll deductions, up to 10% of eligible compensation. Semiannually, participant account balances are used to purchase shares of stock at the lesser of 85% of the fair market value of shares on the grant date or the exercise date. The aggregate number of shares purchased by an employee may not exceed 6,000 shares annually (subject to limitations imposed by the Internal Revenue Code). The employee stock purchase plan expires on February 11, 2007. A total of 2.0 million shares are available for purchase under the Plan. During 1999, under the Plan, 54,706 shares were issued at $14.03 per share and 53,608 shares were issued at $14.45 per share. During 1998, under the Plan, 42,632 shares were issued at $13.44 per share and 30,626 shares were issued at $10.57 per share. There were no shares issued under the Plan during 1997.


7.   Retirement Benefits

Employee Stock Ownership Plans
At December 31, 1999, the Company had noncontributory Employee Stock Ownership Plans (the "ESOP") covering substantially all employees in North America and Ireland. Contributions to the ESOP are based on a percentage of eligible compensation and are determined by the Company's Board of Directors at its discretion, subject to the limitations established by U.S. and Ireland tax laws. The ESOP held 8.8 million shares and 9.4 million shares of common stock at December 31, 1999 and December 31, 1998, respectively. Substantially all contributed shares have been allocated to participant accounts. No shares were contributed to the ESOP in 1999 or 1998. The value of contributed shares to the ESOP in 1997 amounted to approximately $3.3 million.

Employee Savings Plan
On May 1, 1997, the Company established an employee savings plan (the "Savings Plan") that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code of 1986, as amended, covering substantially all North American employees. The Savings Plan allows eligible employees to contribute up to 15% of their compensation on a pre-tax basis subject to certain limitations. The Company matches, with Company common stock, 100% of the first 3% of employee contributions plus 50% of the next 3% of employee contributions. Employees are fully vested in their employer matching contributions. The Company's matching contributions in 1999, 1998 and 1997 amounted to approximately $4.3 million, $1.6 million, and $0.4 million, respectively.


8.   Operating Segment and Geographic Information

Segment accounting policies are the same as policies described in note 1.

Basis for presentation
The  Company's  operating  businesses  design,  manufacture,  and  market  power protection equipment and related software and accessories for computer and computer-related equipment. The Company manages its businesses based on the nature of products provided. These businesses share similar economic characteristics and have been aggregated into one reportable operating segment. Markets and competition are global. Products are sold to businesses, home users, and small offices/home offices utilizing an indirect selling model which encompasses computer distributors and dealers, value added resellers, mass merchandisers, catalog merchandisers, E-commerce vendors, and strategic partnerships. The Company also sells directly to some large value added resellers, which typically integrate the Company's products into specialized computer systems and then market turnkey systems to selected vertical markets. Additionally, the Company sells certain select products directly to manufacturers for incorporation into products manufactured or packaged by them.

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

Summary operating segment information is as follows:

In thousands                                       1999                 1998                1997
Net sales                                    $1,337,265           $1,125,835            $873,388

Segment direct contribution margin             $571,696             $448,200            $345,156
Indirect operating expenses                     292,471              243,731             173,718
Other income, net                                13,292               11,687               6,354
Earnings before income taxes and
 minority interest                             $292,517             $216,156            $177,792

Segment depreciation                            $20,202              $16,996             $15,421

Summary geographic information is as follows:

In thousands                                       1999                 1998                1997
Net sales
United States                                  $704,585             $639,229            $495,108
North and Latin America
 excluding United States                         70,372               60,897              55,138
Europe, Middle East, and Africa                 382,213              305,108             222,011
Far East                                        180,095              120,601             101,131
                                             $1,337,265           $1,125,835            $873,388
Note:  Sales are attributed to geographic regions based on location of customer.  No individual foreign country is material in relation to total net sales.

Long-lived assets
United States                                   $79,219              $79,724             $72,167
Europe                                           84,866               87,711              17,350
Philippines                                      31,558               25,923              11,073
Other Far East                                   11,438                3,380                 404
                                               $207,081             $196,738            $100,994

The Company closely monitors the credit worthiness of its customers, adjusting credit policies and limits as deemed necessary. No single customer comprised 10% or more of the Company's net sales in 1999. One customer accounted for approximately 11% and 10%, respectively, of the Company's net sales in 1998 and 1997.


9.   Litigation

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


10.  Fair Value of Financial Instruments

The carrying amounts of cash, cash equivalents, accounts receivable, short-term debt, accounts payable, and accrued liabilities approximate their fair values because of the short duration of these instruments.


11.  Commitments

The Company has several non-cancelable operating leases, primarily for warehousing and office space, expiring at various dates through 2004. These leases contain renewal options for periods ranging from one to five years and require the Company to pay its proportionate share of utilities, taxes, and insurance. Rent expense under these leases for 1999, 1998 and 1997 was $4.3 million, $2.5 million, and $2.3 million, respectively.

Future minimum lease payments under these leases are:  2000 - $4.2 million; 2001
-  $3.2  million;  2002 - $2.4 million; 2003 - $1.8 million;  and  2004  -  $1.4 million.


12.  Contingencies

The Company has agreements with the Industrial Development Authority of Ireland ("IDA") under which the Company receives grant monies for costs incurred for machinery, equipment, and building improvements for its Galway and Castlebar facilities equal to 40% and 60%, respectively, of such costs up to a maximum of $13.1 million and $1.3 million, respectively. Such grant monies are subject to the Company meeting certain employment goals and maintaining operations in Ireland until termination of the respective agreements. The total cumulative amounts of capital grant claims submitted and received through December 31, 1999 for the Galway facility were approximately $11.0 million and $8.1 million, respectively. The total cumulative amount of capital grant claims submitted through December 31, 1999 for the Castlebar facility was $0.4 million; no capital grant claims had been received for the Castlebar facility. Under separate agreements with the IDA, the Company receives direct reimbursement of training costs at its Galway and Castlebar facilities for up to $3,000 and $12,500, respectively, per new employee hired. The total cumulative amounts of training grant claims submitted and received through December 31, 1999 for the Galway facility were approximately $1.1 million and $1.1 million, respectively. The total cumulative amount of training grant claims submitted through December 31, 1999 for the Castlebar facility was approximately $1.0 million; no training grant claims had been received for the Castlebar facility.

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

13.  Quarterly Financial Data (Unaudited)

The following is a summary of quarterly results of operations in thousands except per share amounts:

                                      Q1               Q2               Q3               Q4
1999:
Net sales                          $277,185         $315,462         $355,920         $388,698
Gross profit                       $122,155         $138,553         $166,937         $186,885
Net income                          $34,791          $42,814          $62,127          $66,492
Basic earnings per share               $.18             $.22             $.32             $.34
Basic weighted average
  shares outstanding                191,760          191,962          192,272          192,807
Diluted earnings per share             $.18             $.22             $.32             $.34
Diluted weighted average
  shares outstanding                195,576          195,177          196,621          197,625

1998:
Net sales                          $218,867         $260,661         $327,370         $318,937
Gross profit                        $98,012         $118,218         $144,283         $144,249
Net income                          $26,726          $26,772          $46,618          $47,460
Basic earnings per share               $.14             $.14             $.24             $.25
Basic weighted average
  shares outstanding                190,608          190,788          191,074          191,550
Diluted earnings per share             $.14             $.14             $.24             $.24
Diluted weighted average
  shares outstanding                193,136          193,480          193,722          195,424


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

                                    Part III


Item 10.  Directors of the Registrant
Information with respect to Directors may be found under the caption "Occupations of Directors" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 11, 2000. Such information is incorporated herein by reference.

Item 11.  Executive Compensation
The  information set forth under the caption "Executive Compensation"  appearing
in   the  Company's  definitive  Proxy  Statement  for  the  Annual  Meeting  of
Shareholders to be held on May 11, 2000 is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
The information set forth under the caption, "Management and Principal Holders of Voting Securities" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 11, 2000 is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions
The information set forth under the captions, "Certain Relationships and Related Transactions" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 11, 2000 is incorporated herein by reference.


                                     Part IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a)  Documents filed as part of Form 10-K

1.  Consolidated Financial Statements
The consolidated financial statements of the Company have been included in Item 8 of this report.

     Consolidated Balance Sheets as of December 31, 1999 and 1998
     Consolidated Statements of Income for each of the three years ended
          December 31, 1999, 1998 and 1997
     Consolidated Statements of Changes in Shareholders' Equity for each of the three years ended December 31, 1999, 1998 and 1997
     Consolidated Statements of Cash Flows for each of the three years ended
          December 31, 1999, 1998 and 1997
     Notes to Consolidated Financial Statements

2.  Consolidated Financial Statement Schedules

    Schedule       Description                   Page No.
     Number
       II          Valuation and Qualifying         40
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

3.  Exhibit Listing

 Exhibit
 Number  Description
 3.01    Articles of Organization of the Registrant, as amended
 3.02    By-Laws of the Registrant, as amended and restated
 4.01    Shareholder Rights Agreement, dated as of September 2, 1999, between the Company and
           BankBoston, N.A.
 10.01   1987 Stock Option Plan of the Registrant (X)
 10.02   Form of Incentive Stock Option Agreement under the Registrant's 1987 Stock Option
           Plan (X)
 10.03   Form of the Non-Qualified Stock Option Agreement under the Registrant's 1987 Stock
           Option Plan (X)
 10.04   The Registrant's Employee Stock Ownership Plan Trust Agreement dated December 30,
           1987 (X)
 10.05   The Registrant's Employee Stock Ownership Plan dated December 30, 1987, as amended and restated (X)
 10.06   Employment Agreement dated June 16, 1986 between the Company and Rodger B. Dowdell,
           Jr. (X)
 10.07   Unsecured line of credit agreement dated June 29, 1991 between the Registrant and
           Rhode Island Hospital Trust National Bank
 10.08   Unsecured line of credit agreement dated December 30, 1991 between the Registrant and Fleet National Bank
 10.09   Amendment dated December 30, 1992 to Unsecured line of credit agreement between the
           Registrant and Fleet National Bank
 10.10   Grant agreement dated February 16, 1994 between the Registrant and Industrial
           Development Authority of Ireland
 10.11   Contract for Sale dated January 31, 1994 between the Registrant and Digital
           Equipment International
 10.12   Management Agreement dated January 31, 1994 between the Registrant and Digital
           Equipment International
 10.13   Licence Agreement dated January 31, 1994 between the Registrant (Grantor) and
           Digital Equipment International (Licencee)
 10.14   Grant of Options Agreement dated January 31, 1994 between the Registrant and Digital
           Equipment International
 10.15   Memorandum Agreement dated January 31, 1994 between the Registrant and Digital
           Equipment International
 10.16   1993 Non-Employee Director Stock Option Plan (X)
 10.17   Letter Agreement dated June 22, 1995 to amend loan agreement dated December 30, 1991 by and between Registrant and Fleet National Bank
 10.18   Letter Agreement dated October 11, 1995 to amend loan agreement dated December 30,
           1991 by and between Registrant and Fleet National Bank
 10.19   Purchase and Sale Contract dated April 12, 1995 between the Registrant and Trustees of Normac-Billerica Associates III  u/d/t dated October 11, 1979
 10.20   American Power Conversion Corporation B.V. Profit Sharing Scheme dated September 25,
           1996 (X)
 10.21   1997 Non-Employee Director Stock Option Plan of the Registrant (X)
 10.22   1997 Stock Option Plan of the Registrant (X)
 10.23   1997 Employee Stock Purchase Plan of the Registrant (X)
 21      Subsidiaries of Registrant
 23      Consent of KPMG LLP
 27      Financial Data Schedule

(X) Indicates a management contract or any compensatory plan, contract or arrangement.


(b)  Reports on Form 8-K
No reports on Form 8-K have been filed by the Registrant during the quarter ended December 31, 1999.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
American Power Conversion Corporation:


We have audited the accompanying consolidated balance sheets of American Power Conversion Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Power Conversion Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.



                                   KPMG LLP



Providence, Rhode Island
January 27, 2000

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Shareholders
American Power Conversion Corporation:


Under date of January 27, 2000, we reported on the consolidated balance sheets of American Power Conversion Corporation and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999, as contained in the annual report on Form 10-K for the year 1999. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule listed in Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                   KPMG LLP



Providence, Rhode Island
January 27, 2000

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      AMERICAN POWER CONVERSION CORPORATION

                                          Date: March 20, 2000

                             By:  /s/ Donald M. Muir
                     Donald M. Muir, Chief Financial Officer
                  (principal financial and accounting officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the date indicated.

                                          Date: March 20, 2000

                         By:  /s/ Rodger B. Dowdell, Jr.
                             Rodger B. Dowdell, Jr.,
                              Chairman, President,
                      Chief Executive Officer and Director
                          (principal executive officer)

                                          Date: March 20, 2000

                              /s/ Neil E. Rasmussen
                               Neil E. Rasmussen,
                           Vice President and Director

                                          Date: March 20, 2000

                            /s/  Emanuel E. Landsman
                              Emanuel E. Landsman,
                       Vice President, Clerk and Director

                                          Date: March 20, 2000

                                /s/ Ervin F. Lyon
                                 Ervin F. Lyon,
                                    Director

                                          Date: March 20, 2000

                               /s/ James D. Gerson
                                James D. Gerson,
                                    Director

                                                                     Schedule II

             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

                 Valuation and Qualifying Accounts and Reserves

              For the years ended December 31, 1999, 1998 and 1997



 Valuation accounts deducted from assets to which they apply:
 In thousands                     Allowance for Doubtful Accounts Receivable
                     Balance at      Charged to Costs       Write Offs/        Balance at
                  Beginning of Year    and Expenses      Allowances Taken      End of Year
 1999                 $15,471              $6,015            $(1,943)             $19,543

 1998                  12,230               6,593             (3,352)              15,471

 1997                  10,789               4,834             (3,393)              12,230

             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
                                  EXHIBIT INDEX

                                                                                          Page
 Exhibit Number   Description                                                              No.
 3.01****         Articles of Organization of the Registrant, as amended (3.01)
 3.02**********   By-Laws of the Registrant, as amended and restated (3.02)
 4.01**********   Shareholder Rights Agreement, dated as of September 2, 1999, between the Company and BankBoston, N.A. (4.01)
 10.01*           1987 Stock Option Plan of the Registrant (10.01) (X)
 10.02*           Form of Incentive Stock Option Agreement under the Registrant's 1987
                   Stock Option Plan (10.02) (X)
 10.03*           Form of the Non-Qualified Stock Option Agreement under the
                   Registrant's 1987 Stock Option Plan (10.03) (X)
 10.04*           The Registrant's Employee Stock Ownership Plan Trust Agreement dated
                   December 30, 1987 (10.04) (X)
 10.05**          The Registrant's Employee Stock Ownership Plan dated December 30,
                   1987, as amended and restated (10.05) (X)
 10.06*           Employment Agreement dated June 16, 1986 between the Company and
                   Rodger B. Dowdell, Jr. (10.07) (X)
 10.07**          Unsecured line of credit agreement dated June 29, 1991 between the
                   Registrant and Rhode Island Hospital Trust National Bank (10.19)
 10.08**          Unsecured line of credit agreement dated December 30, 1991 between the Registrant and Fleet National Bank (10.20)
 10.09***         Amendment dated December 30, 1992 to Unsecured line of credit agreement between the Registrant and Fleet National Bank (10.13)
 10.10***         Grant agreement dated February 16, 1994 between the Registrant and
                   Industrial Development Authority of Ireland (10.14)
 10.11***         Contract for Sale dated January 31, 1994 between the Registrant and
                   Digital Equipment International (10.15)
 10.12***         Management Agreement dated January 31, 1994 between the Registrant and Digital Equipment International (10.17)
 10.13***         Licence Agreement dated January 31, 1994 between the Registrant
                   (Grantor) and Digital Equipment International (Licencee) (10.18)
 10.14***         Grant of Options Agreement dated January 31, 1994 between the
                   Registrant and Digital Equipment International (10.19)
 10.15***         Memorandum Agreement dated January 31, 1994 between the Registrant and Digital Equipment International (10.20)
 10.16***         1993 Non-Employee Director Stock Option Plan (10.22) (X)
 10.17*****       Letter Agreement dated June 22, 1995 to amend loan agreement dated
                   December 30, 1991 by and between Registrant and Fleet National Bank (10.1)
 10.18******      Letter Agreement dated October 11, 1995 to amend loan agreement dated
                   December 30, 1991 by and between Registrant and Fleet National Bank (10.1)
 10.19*******     Purchase and Sale Contract dated April 12, 1995 between the
                   Registrant and Trustees of Normac-Billerica Associates III
                   u/d/t dated October 11, 1979 (10.19)
 10.20********    American Power Conversion Corporation B.V. Profit Sharing Scheme
                   dated September 25, 1996 (10.20) (X)
 10.21*********   1997 Non-Employee Director Stock Option Plan of the Registrant (4.4) (X)
 10.22*********   1997 Stock Option Plan of the Registrant (4.5) (X)
 10.23*********   1997 Employee Stock Purchase Plan of the Registrant (4.6) (X)
 21               Subsidiaries of Registrant                                                       43
 23               Consent of KPMG LLP                                                              44
 27               Financial Data Schedule

* Previously filed as exhibits to the Company's Registration Statement on Form S-18 dated July, 1988 (File No. 33-22707-B).
** Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference (File No. 0-17126). The number given in parenthesis indicates the corresponding exhibit in such Form 10-K.
*** Previously filed as an exhibit (Exhibit No. 22) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference (File No. 1-12432). The number given in parenthesis indicates the corresponding exhibit in such Form 10-K.
**** Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference (File No. 1-12432). The number given in parenthesis indicates the corresponding exhibit in such Form 10-K.
***** Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1995 and incorporated herein by reference (File No. 1-12432). The number given in parenthesis indicates the corresponding exhibit in such Form 10-Q.
****** Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995 and incorporated herein by reference (File No. 1-12432). The number given in parenthesis indicates the corresponding exhibit in such Form 10-Q.
******* Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference (File No. 1-12432). The number given in parenthesis indicates the corresponding exhibit in such Form 10-K.
******** Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference (File No. 1-12432). The number given in parenthesis indicates the corresponding exhibit in such Form 10-K.
********* Previously filed as exhibits to the Company's Registration Statement on Form S-8 dated July 31, 1997 (File No. 333-32563). The number given in parenthesis indicates the corresponding exhibit in such Form S-8.
********** Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference (File No. 1-12432). The number given in parenthesis indicates the corresponding exhibit in such Form 10-K.
*********** Previously filed as an exhibit to the Company's Current Report on Form 8-K, dated as of September 3, 1999, which included as Exhibit A the Form of Rights Certificate, and as Exhibit B the Summary of Rights to Purchase Common
Stock, and incorporated herein by reference (File No. 1-12432). The number given in parenthesis indicates the corresponding exhibit in such Form 8-K.

(X) Indicates a management contract or any compensatory plan, contract or arrangement.

                                                                      Exhibit 21

                      AMERICAN POWER CONVERSION CORPORATION
                      Subsidiaries as of December 31, 1999
Subsidiary                                                        Place of Incorporation
APC America, Inc.                                                 Delaware
APC Sales & Service Corp.                                         Delaware
Systems Enhancement Corporation                                   Missouri
APC Foreign Sales Corporation                                     Barbados, W.I.
American Power Conversion Europe S.A.R.L.                         France
American Power Conversion Corporation (A.P.C.) B.V.               The Netherlands
     APC Distribution Limited                                     Ireland
     APC (EMEA) Limited                                           Ireland
     APC Holdings B.V.                                            The Netherlands
          APC Deutschland GmbH                                    Germany
          American Power Conversion UK Ltd.                       England
          American Power Conversion Sweden AB                     Sweden
          APC Benelux B.V.                                        The Netherlands
          APC Australia Pty Limited                               Australia
     American Power Conversion (Phils.), Inc.                     Philippines
          American Power Conversion Land Holdings Inc.            Philippines
          (40%; 60% Filipino nationals)
     APC (Suzhou) Uninterrupted Power Supply Co., Ltd.            China
     American Power Conversion Singapore Pte Ltd.                 Singapore
Silcon ApS                                                        Denmark
     American Power Conversion Denmark ApS                        Denmark
     Gutor Electronic AG                                          Switzerland
     American Power Conversion Dublin Limited                     Ireland
     Silcon (Quingdao) Power Electronics Co. Ltd.                 China
American Power Conversion Mexico, S.A. de C.V.                    Mexico
American Power Conversion Uruguay S.A.                            Uruguay
APC Japan, Inc.                                                   Japan
American Power Conversion (India) Private Limited                 India
American Power Conversion Brazil Ltd.                             Brazil

                                                                      Exhibit 23








                              ACCOUNTANTS' CONSENT



The Board of Directors
American Power Conversion Corporation:


We consent to incorporation by reference in the registration statements (Nos.33-25873, 33-54416, 333-32563, 333-78595, 333-80541, and 333-80569) on Form S-8 of
American Power Conversion Corporation of our reports dated January 27, 2000 relating to the consolidated balance sheets of American Power Conversion Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999, and the related schedule, which reports appear in the 1999 annual report on Form 10-K of American Power Conversion Corporation.



                                   KPMG LLP


Providence, Rhode Island
March 29, 2000