Form 10-Q
period 2000-04-02
AMERICAN POWER CONVERSION CORPORATION
filed 2000-05-17
CIK 835910

QUARTERLY REPORT ON FORM 10-Q
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                            _________________________

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT
      OF 1934
      For the quarterly period ended April 2, 2000

                                       or

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

                             YES  [ X ]    NO  [   ]



    Registrant's Common Stock outstanding, $.01 par value, at May 11, 2000 -
                               193,840,000 shares

                                                                       FORM 10-Q
                                                                   April 2, 2000


             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                   Page No.

Part I - Financial Information:

   Item 1. Consolidated Condensed Financial Statements:
           Consolidated Condensed Balance Sheets -
           April 2, 2000 (Unaudited) and December 31, 1999          3 - 4

           Consolidated Condensed Statements of Income -
           Three Months Ended
           April 2, 2000 and March 28, 1999 (Unaudited)               5

           Consolidated Condensed Statements of Cash Flows -
           Three Months Ended
           April 2, 2000 and March 28, 1999 (Unaudited)               6

           Notes to Consolidated Condensed Financial Statements
           (Unaudited)                                              7 - 8


   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                      9 - 12


   Item 3. Quantitative and Qualitative Disclosures About
           Market Risk                                                12

Part II - Other Information:

   Item 1. Legal Proceedings                                          12

   Item 6. Exhibits and Reports on Form 8-K                           13

Signatures                                                            14

                                                                       FORM 10-Q
                                                                   April 2, 2000
PART I - CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

ITEM 1 - FINANCIAL STATEMENTS

             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)

                                     ASSETS

                                                           April 2,        December 31,
                                                              2000                1999
                                                         (Unaudited)

Current assets:
Cash and cash equivalents                                 $423,307            $456,325
Short term investments                                      75,000                   -
Accounts receivable,
 less allowance for doubtful accounts of
 $19,087 in 2000 and $19,543 in 1999                       207,897             216,810
Inventories:
 Raw materials                                              68,541              60,708
 Work-in-process and finished goods                        124,562             115,769
Total inventories                                          193,103             176,477

Prepaid expenses and other current assets                   20,312              18,283

Deferred income taxes                                       28,815              31,962

Total current assets                                       948,434             899,857

Property, plant, and equipment:
 Land, buildings and improvements                           58,673              58,220
 Machinery and equipment                                   135,015             130,031
 Office equipment, furniture, and fixtures                  58,184              55,284
 Purchased software                                         18,404              17,114

                                                           270,276             260,649

Less accumulated depreciation and amortization             109,610             103,422

Net property, plant, and equipment                         160,666             157,227

Goodwill and other intangibles                              47,348              48,239

Other assets                                                 2,201               1,615


Total assets                                            $1,158,649          $1,106,938

See accompanying notes to consolidated condensed financial statements.

                                        <3>

                                                                       FORM 10-Q
                                                                   April 2, 2000


             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)
                                 (In thousands)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                           April 2,        December 31,
                                                              2000                1999
                                                         (Unaudited)
Current liabilities:
Accounts payable                                           $91,476             $78,641
Accrued expenses                                            38,528              41,966
Accrued compensation                                        20,223              25,743
Accrued sales and marketing programs                        17,242              16,853
Income taxes payable                                        23,554              30,616

Total current liabilities                                  191,023             193,819

Deferred tax liability                                      11,917              11,029

Total liabilities                                          202,940             204,848

Shareholders' equity:
Common stock, $.01 par value;
 authorized 450,000 shares; issued 193,960
 shares in 2000 and 193,339 shares in 1999                   1,940               1,933
Additional paid-in capital                                  90,285              82,989
Retained earnings                                          867,631             820,525
Treasury stock, 250 shares, at cost                        (1,551)             (1,551)
Accumulated other comprehensive income (loss)              (2,596)             (1,806)

Total shareholders' equity                                 955,709             902,090

Total liabilities and shareholders' equity              $1,158,649          $1,106,938

See accompanying notes to consolidated condensed financial statements.

                                                                       FORM 10-Q
                                                                   April 2, 2000


             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    (In thousands, except earnings per share)

                                                               Three months ended
                                                          April 2,            March 28,
                                                             2000                 1999
                                                                   (Unaudited)

Net sales                                                $309,413             $277,185
Cost of goods sold                                        163,444              155,030

Gross profit                                              145,969              122,155

Operating expenses:
Marketing, selling, general and administrative             76,487              66,324
Research and development                                    9,305               8,952

Total operating expenses                                   85,792              75,276

Operating income                                           60,177              46,879

Other income, net                                           6,170               2,471

Earnings before income taxes                               66,347              49,350

Income taxes                                               19,241              14,559

Net income                                                $47,106             $34,791

Basic earnings per share                                  $   .24              $  .18

Basic weighted average shares outstanding                 193,450             191,760

Diluted earnings per share                                $   .24              $  .18

Diluted weighted average shares outstanding               199,530             195,576

See accompanying notes to consolidated condensed financial statements.

                                                                       FORM 10-Q
                                                                   April 2, 2000


             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                               Three months ended
                                                          April 2,           March 28,
                                                             2000                1999
                                                                   (Unaudited)
Cash flows from operating activities
Net income                                                $47,106             $34,791
Adjustments to reconcile net income to net
 cash provided by operating activities:
Depreciation                                                7,134               4,944
Deferred income taxes                                       4,035                 925
Other non-cash items, net                                     846               3,175
Changes in operating assets and liabilities:
 Accounts receivable                                        8,913             (19,381)
 Inventories                                              (16,626)            (14,840)
 Prepaid expenses and other current assets                 (2,029)               (535)
 Other assets                                                (586)                329
 Accounts payable                                          12,835                 259
 Accrued expenses                                          (8,569)             10,377
 Income taxes payable                                      (7,062)              1,091
Net cash provided by operating activities                  45,997              21,135

Cash flows from investing activities
Purchases of held-to-maturity debt securities             (75,000)                  -
Capital expenditures, net of capital grants               (11,318)             (4,324)
Acquisition of minority interest                                -              (8,165)
Net cash used in investing activities                     (86,318)            (12,489)

Cash flows from financing activities
Proceeds from issuances of common stock                     7,303               1,167
Repayment of short term debt                                    -              (3,735)
Net cash provided by (used in) financing activities         7,303              (2,568)

Net change in cash and cash equivalents                   (33,018)              6,078
Cash and cash equivalents at beginning of period          456,325             219,908
Cash and cash equivalents at end of period               $423,307            $225,986

Supplemental cash flow disclosures
Cash paid during the period for:
Income taxes (net of refunds)                             $21,855             $11,323

See accompanying notes to consolidated condensed financial statements.

                                                                       FORM 10-Q
                                                                   April 2, 2000



             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Management Representation

The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position and the consolidated results of operations and cash flows for the interim periods. The results of operations for the interim periods are not necessarily indicative of results to be expected for the full year.

2.   Principles of Consolidation

The consolidated financial statements include the financial statements of American Power Conversion Corporation and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

3.   Earnings Per Share

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

In thousands                                            Three months ended
                                                     April 2,       March 28,
                                                        2000            1999
Basic weighted average shares outstanding            193,450         191,760
Net effect of dilutive potential common shares
 outstanding based on the treasury stock
 method using the average market price                 6,080           3,816
Diluted weighted average shares outstanding          199,530         195,576

Antidilutive potential common shares excluded
 from the computation above                                -             326

4.   Shareholders' Equity

Changes in paid-in capital for the periods presented represent the issuances of common stock resulting from the exercise of employee stock options.

5.   Comprehensive Income

The components of comprehensive income, net of tax, are as follows:

                                                          Three months ended
                                                       April 2,       March 28,
                                                          2000            1999
Net income                                             $47,106         $34,791
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment         (790)             74
Other comprehensive income (loss)                         (790)             74

Comprehensive income                                   $46,316         $34,865

6.   Short Term Investments

At April 2, 2000, short term investments consisted of U.S. Government debt securities with maturities greater than three months and less than or equal to one year. Such securities were classified as held-to-maturity and carried at amortized cost. Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold such securities to maturity.

7.   Operating Segment Information

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

Summary operating segment information is as follows:

In thousands                                         Three months ended
                                                April 2,             March 28,
                                                   2000                  1999
Net sales                                      $309,413              $277,185

Segment direct contribution margin             $134,060              $109,657
Indirect operating expenses                      73,883                62,778
Other income, net                                 6,170                 2,471
Earnings before incomes taxes                   $66,347               $49,350

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Revenues
Net sales were $309.4 million for the first quarter of 2000, an increase of 11.6% compared to $277.2 million for the same period in 1999. First quarter net sales growth over last year was led by the Asia Pacific region which was up 43%, and represented 17% of total first quarter 2000 net sales. The Americas (North and Latin America) grew 10%, and represented 57% of first quarter 2000 net sales, while EMEA (Europe, Middle East and Africa) grew 1%, and represented 27% of first quarter 2000 net sales. First quarter 2000 North American and European net sales growth was constrained by lower distributor sales which were impacted by an early first quarter 2000 IT industry slowdown; however, order rates from distributors were up toward the end of the quarter.

Cost of Goods Sold
Cost of goods sold was $163.4 million or 52.8% of net sales in the first quarter of 2000 compared to $155.0 million or 55.9% in the first quarter of 1999. First quarter 2000 gross margin was 47.2% of sales, approximately 310 basis points higher than the comparable period in 1999. The improvement was driven primarily by manufacturing cost reductions, particularly material cost reductions, and the ongoing transition of production from the U.S. and Ireland to the Philippines. Total inventory reserves at April 2, 2000 were $17.4 million compared to $17.1 million at December 31, 1999. The Company's reserve estimate methodology involves quantifying the total inventory position having potential loss exposure, reduced by an amount reasonably forecasted to be sold, and adjusting its interim reserve provisioning to cover the net loss exposure.

Operating Expenses
Operating expenses include marketing, selling, general and administrative (SG&A), and R&D expenses.

SG&A expenses were $76.5 million or 24.7% of net sales for the first quarter of 2000 compared to $66.3 million or 23.9% of net sales for the first quarter of 1999. The increase in total spending over last year was due primarily to costs associated with increased staffing and operating expenses of selling, administrative, and marketing functions, as well as increased advertising and promotional costs. The allowance for doubtful accounts at April 2, 2000 was 8.4% of accounts receivable, compared to 8.3% at December 31, 1999. The Company continues to experience strong collection performance. Accounts receivable balances outstanding over 60 days represented 13.2% of total receivables at April 2, 2000, up from 9.0% at December 31, 1999. This increase reflects a growing portion of the Company's business originating in areas where longer payment terms are customary, including a growing contribution from international markets as well as large system enterprise sales primarily associated with Silcon products. Write-offs of uncollectible accounts have historically represented less than 1% of total net sales. A majority of international customer balances are covered by receivables insurance.

R&D expenses were $9.3 million or 3.0% of net sales and $9.0 million or 3.2% of net sales for the first quarters of 2000 and 1999, respectively. The slight increase in total R&D spending primarily reflects increased numbers of software and hardware engineers and costs associated with new product development and engineering support, while the slight decrease as a percentage of sales is attributable to certain fixed R&D expenses spread over a higher revenue base.

Other Income, Net and Income Taxes
Other income is comprised principally of interest income, which was substantially higher during the first quarter of 2000 compared to the first quarter of 1999 due to higher average cash balances available for investment during the first quarter of 2000.

The Company's effective income tax rates were approximately 29.0% and 29.5% for the quarters ended April 2, 2000 and March 28, 1999, respectively. The decrease in the effective tax rate from last year is due to the expected tax savings from an increasing portion of taxable earnings being generated from the Company's operations in jurisdictions currently having a lower income tax rate than the present U.S. statutory income tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at April 2, 2000 was $757.4 million compared to $706.0 million at December 31, 1999. The Company has been able to increase its working capital position as the result of continued strong operating results and despite internally financing the capital investment required to expand its operations. The Company's cash and short term investments position increased to $498.3 million at April 2, 2000 from $456.3 million at December 31, 1999.

Worldwide inventories were $193.1 million at April 2, 2000 compared to $176.5 million at December 31, 1999. The first quarter 2000 inventory build was primarily related to anticipation of increased demand patterns during the second half of the year which result from typical seasonal factors. Inventory levels as a percentage of quarterly sales were 62% in the first quarter of 2000, up from 45% in the fourth quarter of 1999. This increase was due to the first quarter 2000 inventory build combined with the typical seasonal decline in net sales from the fourth quarter to the first quarter of each year.

At April 2, 2000, the Company had $50 million available for future borrowings under an unsecured line of credit agreement at a floating interest rate equal to the bank's cost of funds rate plus .625% and an additional $15 million and $7 million under unsecured line of credit agreements with a second and third bank at similar interest rates. No borrowings were outstanding under these facilities at April 2, 2000. The Company had no significant financial commitments, other than those required in the normal course of business, at April 2, 2000.

Capital investment for the first quarter of 2000 consisted primarily of manufacturing and office equipment, buildings and improvements, and purchased software applications. The nature and level of capital spending was made to improve manufacturing capabilities, principally in the U.S. and the Far East, and to support the increased marketing, selling, and administrative efforts necessitated by the Company's growth. Net capital expenditures were financed from available operating cash. The Company had no material capital commitments, other than those required in the normal course of business, at April 2, 2000.

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

On May 17, 2000, the Company agreed to license worldwide patent rights relating to uninterruptible power supply technology for a lump-sum cash payment of $48 million, as more fully described under Part II, Item 1 - Legal Proceedings. The purchase price is expected to be paid by June 30, 2000 and will be paid from operating cash. The Company anticipates that the license will be a long-term asset on the Company's balance sheet at a value to be determined by an independent economic analysis. In the event that the puchase price exceeds the value assigned to the license, the difference will be recognized in the Company's income statement for the second quarter of 2000 as a special charge to earnings. The capitalized value of the license is expected to be amortized over the estimated future economic life of the underlying technology.

Management believes that current internal cash flows together with available cash, available credit facilities or, if needed, the proceeds from the sale of additional equity, will be sufficient to support anticipated capital spending and other working capital requirements for the foreseeable future.

Acquisitions

Advance Power
Early in the second quarter of 2000, the Company acquired Advance International Group subsidiary, Advance Power, a U.K.-based manufacturer of DC-based power solutions used in telecommunications and Internet applications, for $75 million in cash. The Company's cash outlays associated with the acquisition were financed from operating cash. The acquisition will be accounted for as a purchase and, accordingly, the purchase price will be allocated to the net tangible and identifiable intangible assets acquired, and Advance Power's results of operations will be included in the Company's consolidated financial statements from the date of acquisition.

ABL Electronics Corporation
Early in the second quarter of 2000, the Company acquired privately-held ABL Electronics Corporation, a North American provider of computer and network cables, switches, and other connectivity products, for $8 million paid in a combination of cash and stock. The Company's cash outlays associated with the acquisition were financed from operating cash. The acquisition will be accounted for as a purchase and, accordingly, the purchase price will be allocated to the net tangible and identifiable intangible assets acquired, and ABL Electronics' results of operations will be included in the Company's consolidated financial statements from the date of acquisition.

Foreign Currency Activity
The Company invoices its customers in various currencies. Realized and unrealized transaction gains or losses are included in the results of operations and are measured based upon the effect of changes in exchange rates on the actual or expected amount of functional currency cash flows. Transaction gains and losses were not material to the results of operations in the first quarters of 2000 and 1999.

At April 2, 2000, the Company's unhedged foreign currency accounts receivable, by currency, were as follows:

  In thousands            Foreign Currency            US Dollars
  Japanese Yen                   1,624,047               $15,369
  European Euros                    15,025                14,282
  German Marks                      21,663                10,515
  British Pounds                     5,983                 9,543
  French Francs                     42,461                 6,154
  Swiss Francs                       8,681                 5,179

The Company also had non-trade receivables of 3.3 million Irish Pounds (approximately US$4.0 million) and liabilities denominated in various European currencies of US$38.9 million, as well as Yen denominated liabilities of approximately US$5.7 million.

The Company continually reviews its foreign exchange exposure and considers various risk management techniques, including the netting of foreign currency receipts and disbursements, rate protection agreements with customers/vendors and derivatives arrangements, including foreign exchange contracts. The Company presently does not utilize rate protection agreements or derivative arrangements.

Recently Issued Accounting Standard
In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the Commission. This SAB is effective beginning in the second quarter of 2000, as provided for in SAB 101A. Compliance with this SAB is not expected to have a material impact on the Company's consolidated financial position or results of operations.

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

Factors That May Affect Future Performance
Statements  contained  in  this  document which are  not  historical  facts  may constitute  forward-looking  statements  as  that  term  is  defined  under  the provisions of the "safe harbor" section of the Private Securities Litigation Reform Act of 1995. All forward-looking statements are subject to risks and uncertainties which could cause actual results to differ from those projected. The factors that could cause actual results to differ materially include the following: APC's ability to successfully integrate Advance Power and ABL Electronic's operations; the timely development and acceptance of new products; ramp up, expansion, and rationalization of global manufacturing capacity; general worldwide economic conditions; growth rates in the power protection industry and related industries, including but not limited to the PC, server, networking, telecommunications, and enterprise hardware industries; competitive factors and pricing pressures; changes in product mix; changes in the seasonality of demand patterns; inventory risks due to shifts in market demand; the effects of any other possible acquisitions; component constraints and shortages; risk of nonpayment of accounts receivable; changes in customer order patterns and product demand related to year 2000 purchasing issues; impact on the Company's business due to internal systems or systems of suppliers and other third parties adversely affected by year 2000 problems; the uncertainty of the litigation process including risk of an unexpected, unfavorable result of current or future litigation including, without limitation, the pending Anthony
F. Coppola litigation, as more fully described under Part II, Item I - Legal Proceedings; financial impact during any period of the Company's purchase of the license to certain patent rights under a worldwide patent license from General Signal Power Systems; and the risks described from time to time in the Company's filings with the Securities and Exchange Commission.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On  or  about  August 20, 1999, General Signal Power Systems, Inc, former parent  company  of  Best  Power,  ("General  Signal")  filed  suit  against
the  Company in  the  United   States  District  Court  for  the  Western
District of Wisconsin alleging patent infringement and false advertising. General Signal sought unspecified damages, costs, fees, and injunctive relief. During March and April 2000, the court dismissed four of the five patent infringement claims. On or about May 12, 2000, General Signal voluntarily dismissed with prejudice the false advertising claims. On May 17, 2000, the parties agreed to the voluntary dismissal of the remaining claim in the lawsuit with prejudice. In connection with the resolution of this dispute, the Company agreed to license from General Signal worldwide patent rights relating to uninterruptible power supply technology for a lump-sum cash payment of $48 million due to be paid by June 30, 2000.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  Exhibits

Exhibit No. 27 - Financial Data Schedule (For SEC EDGAR Filing Only; Intentionally Omitted)

(B)  Reports on Form 8-K

No reports on Form 8-K were filed by American Power Conversion Corporation during the quarter ended April 2, 2000.

                                                                       FORM 10-Q
                                                                   April 2, 2000


                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      AMERICAN POWER CONVERSION CORPORATION

                               Date:  May 17, 2000


                               /s/ Donald M. Muir

                                 Donald M. Muir
                             Chief Financial Officer
                  (Principal Accounting And Financial Officer)