Form 10-Q
period 2000-07-02
AMERICAN POWER CONVERSION CORPORATION
filed 2000-08-16
CIK 835910

QUARTERLY REPORT ON FORM 10-Q
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                            _________________________

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT
      OF 1934
      For the quarterly period ended July 2, 2000

                                       or

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

                          YES  [ X ]           NO  [   ]


   Registrant's Common Stock outstanding, $.01 par value, at August 11, 2000 -
                               194,544,000 shares

                                                                       FORM 10-Q
                                                                    July 2, 2000


             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                    Page No.
Part I - Financial Information:

  Item 1. Consolidated Condensed Financial Statements:
          Consolidated Condensed Balance Sheets -
          July 2, 2000 (Unaudited) and December 31, 1999             3 - 4

          Consolidated Condensed Statements of Income -
          Three Months and Six Months Ended
          July 2, 2000 and June 27, 1999 (Unaudited)                   5

          Consolidated Condensed Statements of Cash Flows -
          Three Months and Six Months Ended
          July 2, 2000 and June 27, 1999 (Unaudited)                   6

          Notes to Consolidated Condensed Financial Statements
          (Unaudited)                                                7 - 9

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                       10 - 13

  Item 3. Quantitative and Qualitative Disclosures About Market Risk   13

Part II - Other Information:

  Item 1. Legal Proceedings                                            14

  Item 2. Changes in Securities and Use of Proceeds                    14

  Item 4. Submission of Matters to a Vote of Security Holders          15

  Item 6. Exhibits and Reports on Form 8-K                             15

Signatures                                                             16

Exhibit Index                                                          17

                                                                       FORM 10-Q
                                                                    July 2, 2000
PART I - CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

ITEM 1 - FINANCIAL STATEMENTS

             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)

                                     ASSETS


                                                            July 2,        December 31,
                                                              2000                1999
                                                        (Unaudited)

Current assets:
Cash and cash equivalents                                 $307,665            $456,325
Short term investments                                      75,000                   -
Accounts receivable,
 less allowance for doubtful accounts of
 $17,717 in 2000 and $19,543 in 1999                       250,776             216,810
Inventories:
 Raw materials                                              98,825              60,708
 Work-in-process and finished goods                        125,164             115,769
Total inventories                                          223,989             176,477

Prepaid expenses and other current assets                   21,011              18,283

Deferred income taxes                                       28,845              31,962

Total current assets                                       907,286             899,857

Property, plant, and equipment:
 Land, buildings and improvements                           65,380              58,220
 Machinery and equipment                                   152,975             130,031
 Office equipment, furniture, and fixtures                  62,341              55,284
 Purchased software                                         21,020              17,114

                                                           301,716             260,649

Less accumulated depreciation and amortization             116,582             103,422

Net property, plant, and equipment                         185,134             157,227

Goodwill and other intangibles                             112,281              48,239

Other assets                                                22,021               1,615


Total assets                                            $1,226,722          $1,106,938


See accompanying notes to consolidated condensed financial statements.

                                                                       FORM 10-Q
                                                                    July 2, 2000


             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)
                                 (In thousands)

                      LIABILITIES AND SHAREHOLDERS' EQUITY



                                                            July 2,        December 31,
                                                              2000                1999
                                                        (Unaudited)
Current liabilities:
Accounts payable                                          $110,304            $ 78,641
Accrued expenses                                            39,775              41,966
Accrued compensation                                        21,718              25,743
Accrued sales and marketing programs                        17,227              16,853
Income taxes payable                                        20,191              30,616

Total current liabilities                                  209,215             193,819

Deferred tax liability                                      13,260              11,029

Total liabilities                                          222,475             204,848

Shareholders' equity:
Common stock, $.01 par value;
 authorized 450,000 shares; issued 194,625
 shares in 2000 and 193,339 shares in 1999                   1,946               1,933
Additional paid-in capital                                 103,682              82,989
Retained earnings                                          902,744             820,525
Treasury stock, 250 shares, at cost                        (1,551)             (1,551)
Accumulated other comprehensive income (loss)              (2,574)             (1,806)

Total shareholders' equity                               1,004,247             902,090

Total liabilities and shareholders' equity              $1,226,722          $1,106,938


See accompanying notes to consolidated condensed financial statements.

                                                                       FORM 10-Q
                                                                    July 2, 2000

             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    (In thousands, except earnings per share)



                                            Six months ended            Three months ended
                                          July 2,       June 27,        July 2,       June 27,
                                            2000           1999           2000           1999
                                                             (Unaudited)

Net sales                               $675,158       $592,647       $365,745       $315,462

Cost of goods sold                       364,788        331,939        201,344        176,909

Gross profit                             310,370        260,708        164,401        138,553

Operating expenses:
Marketing, selling, general and
 administrative                          156,045        137,426         79,558         71,102
Special charges                           30,400              -         30,400              -
Research and development                  20,928         17,775         11,623          8,823

Total operating expenses                 207,373        155,201        121,581         79,925

Operating income                         102,997        105,507         42,820         58,628

Other income, net                         12,804          4,571          6,634          2,100

Earnings before income taxes             115,801        110,078         49,454         60,728

Income taxes                              33,582         32,473         14,341         17,914

Net income                               $82,219        $77,605        $35,113        $42,814

Basic earnings per share                 $   .42        $   .40        $   .18        $   .22

Basic weighted average shares            193,769        191,861        194,089        191,962
outstanding

Diluted earnings per share               $   .41        $   .40        $   .17        $   .22

Diluted weighted average shares          200,336        195,850        201,040        195,177
outstanding


See accompanying notes to consolidated condensed financial statements.

                                                                       FORM 10-Q
                                                                    July 2, 2000

             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)



                                              Six months ended            Three months ended
                                           July 2,       June 27,       July 2,       June 27,
                                             2000           1999           2000          1999
                                                              (Unaudited)
Cash flows from operating activities
Net income                                $82,219        $77,605        $35,113       $42,814
Adjustments to reconcile net income
 to net cash provided by (used in)
 operating activities:
Depreciation                               14,844         10,374          7,710         5,430
Deferred income taxes                       5,348        (4,275)          1,313       (5,200)
Special charges                            30,400              -         30,400             -
Other non-cash items, net                   2,714          3,434          1,868           259
Changes in operating assets and
 liabilities excluding effects of
 acquisitions:
  Accounts receivable                    (21,023)       (18,429)        (29,936)          952
  Inventories                            (31,435)        (3,214)        (14,809)       11,626
  Prepaid expenses and other
   current assets                         (4,693)        (5,662)         (2,664)      (5,127)
  Other assets                           (47,772)            397        (47,186)           68
  Accounts payable                         18,821          7,406           5,986        7,147
  Accrued expenses                       (10,532)         12,707         (1,963)        2,330
  Income taxes payable                   (10,608)          1,866         (3,546)          775
Net cash provided by (used in)
 operating activities                      28,283         82,209        (17,714)       61,074

Cash flows from investing activities
Purchases of held-to-maturity debt
 securities                              (75,000)              -               -            -
Capital expenditures, net of capital
 grants                                  (39,727)       (13,904)        (28,409)      (9,580)
Acquisitions                             (78,922)        (8,310)        (78,922)        (145)
Net cash used in investing activities   (193,649)       (22,214)       (107,331)      (9,725)

Cash flows from financing activities
Proceeds from issuances of common stock    16,706          3,448           9,403        2,281
Repayment of short term debt                    -       (11,532)              -       (7,797)
Net cash provided by (used in) financing
 activities                                16,706        (8,084)           9,403      (5,516)

Net change in cash and cash equivalents (148,660)         51,911       (115,642)       45,833
Cash and cash equivalents at beginning
 of period                                456,325        219,908         423,307      225,986
Cash and cash equivalents at end of
 period                                  $307,665       $271,819        $307,665     $271,819

Supplemental cash flow disclosures
Cash paid during the period for income
 taxes (net of refunds)                   $38,288        $32,265         $16,433      $20,942


See accompanying notes to consolidated condensed financial statements.

                                                                       FORM 10-Q
                                                                    July 2, 2000



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

In thousands                                      Six months ended             Three months ended
                                                July 2,        June 27,        July 2,      June 27,
                                                  2000            1999           2000          1999
Basic weighted average shares outstanding      193,769         191,861        194,089       191,962
Net effect of dilutive potential common
 shares outstanding based on the treasury stock
 method using the average market price           6,567           3,989          6,951         3,215
Diluted weighted average shares outstanding    200,336         195,850        201,040       195,177

Antidilutive potential common shares
 excluded from the computation above                 -             310              -           315


4.   Shareholders' Equity

Changes in common stock and paid-in capital for the periods presented represent the issuances of common stock resulting from the exercise of employee stock options and the second quarter 2000 acquisition of ABL Electronics Corporation (see "Acquisitions" in Management's Discussion and Analysis below).


5.   Comprehensive Income

The components of comprehensive income, net of tax, are as follows:

 In thousands                                   Six months ended             Three months ended
                                             July 2,       June 27,       July 2,        June 27,
                                               2000           1999           2000           1999
 Net income                                 $82,219        $77,605        $35,113        $42,814

 Other comprehensive income (loss),
  net of tax:
  Change in foreign currency translation
   adjustment                                 (768)        (1,702)             22        (1,776)
 Other comprehensive income (loss)            (768)        (1,702)             22        (1,776)

 Comprehensive income                       $81,451        $75,903        $35,135        $41,038


6.   Short Term Investments

At July 2, 2000, short term investments consisted of U.S. Government debt securities with original maturities greater than three months and less than or equal to one year. Such securities were classified as held-to-maturity and carried at amortized cost. Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold such securities to maturity.


7.   Acquisitions

Advance Power
Early in the second quarter of 2000, the Company acquired Advance International Group subsidiary, Advance Power, a U.K.-based manufacturer of DC-based power solutions used in telecommunications and Internet applications, for $75 million in cash plus expenses. The Company's cash outlays associated with the acquisition were financed from operating cash. At the end of the second quarter of 2000, the excess of the purchase price over the estimated fair value of the tangible net assets acquired has been included in goodwill and is being amortized on a straight-line basis over 15 years. The acquisition has been accounted for as a purchase and, accordingly, Advance Power's results of operations are included in the Company's consolidated financial statements from the date of acquisition.

ABL Electronics Corporation
Early in the second quarter of 2000, the Company acquired privately-held ABL Electronics Corporation ("ABL"), a North American provider of computer and network cables, switches, and other connectivity products, for $8 million paid in a combination of cash and stock, plus expenses. The Company's cash outlays associated with the acquisition were financed from operating cash. At the end of the second quarter of 2000, the excess of the purchase price over the estimated fair value of the tangible net assets acquired has been included in goodwill and is being amortized on a straight-line basis over 15 years. The acquisition has been accounted for as a purchase and, accordingly, ABL's results of operations are included in the Company's consolidated financial statements from the date of acquisition.

8.   Special Charges
During the second quarter of 2000, the Company agreed to license worldwide patent rights relating to uninterruptible power supply technology for a lump-sum cash payment of $48.0 million, as more fully described under Part II, Item 1 - Legal Proceedings. The license fee was paid from operating cash during the second quarter of 2000. The Company evaluated the portion of the license fee that represented payment for prior use of the subject technology and the portion that represented payment for future use. Considering each of the Company's markets and the historical and projected revenue realized in markets utilizing the licensed technology, the Company estimated the present value of royalty payments, basing this calculation on an appropriate royalty rate and the technology's contribution to the overall value of affected products. Separate present values were calculated for both historic and projected product sales; the historic value was expensed and the projected value was capitalized. Accordingly, a write-off of the fully paid-up portion of the patent licenses was recognized in the Company's statement of income for the second quarter of 2000 as a special charge to pre-tax earnings of $30.4 million, including direct expenses of $1.9 million. The remaining balance of $19.5 million has been classified on the consolidated balance sheet as a long term asset and is being amortized on a straight-line basis over 9 years, the estimated remaining economic life of the patent license.


9.   Operating Segment Information

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

Summary operating segment information is as follows:

 In thousands                                     Six months ended             Three months ended
                                                July 2,        June 27,        July 2,       June 27,
                                                  2000           1999            2000           1999
 Net sales                                    $675,158        $592,647       $365,745       $315,462

 Segment direct contribution margin           $284,334        $240,042       $150,274       $130,385
 Indirect operating expenses                   150,937         134,535         77,054         71,757
 Special charges                                30,400               -         30,400              -
 Other income, net                              12,804           4,571          6,634          2,100
 Earnings before income taxes                 $115,801        $110,078        $49,454        $60,728


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Revenues
Net sales were $365.7 million for the second quarter of 2000, an increase of 15.9% compared to $315.5 million for the same period in 1999. Net sales for the first half of 2000 were $675.2 million compared to $592.6 million in 1999, an increase of 13.9%. The growth in net sales in the second quarter and first half of 2000 from the comparable periods in 1999 was attributable to growth in the Company's high-end and enterprise businesses, including $12.9 million in second quarter 2000 sales attributable to Advance Power and ABL Electronics (see "Acquisitions" below). Second quarter and first half 2000 net sales growth was led by increases in Asia and the Americas. Net sales in the Asia Pacific region grew 41% and 42%, respectively, while net sales in the Americas (North and Latin America) grew 21% and 16%, respectively. Net sales in EMEA (Europe, Middle East and Africa) decreased 5% and 2%, respectively, reflecting continued IT industry softness as well as the impact of currency movements. On a constant currency basis, EMEA net sales for the second quarter of 2000 grew two percent versus the second quarter of 1999 while EMEA net sales for the first half of 2000 grew four percent versus the first half of 1999.

Cost of Goods Sold
Cost of goods sold was $201.3 million or 55.1% of net sales in the second quarter of 2000 compared to $176.9 million or 56.1% of net sales in the second quarter of 1999. Cost of goods sold was $364.8 million or 54.0% of net sales in the first half of 2000 compared to $331.9 million or 56.0% in the first half of 1999. Second quarter 2000 gross margin was 44.9% of net sales, approximately 100 basis points higher than the comparable period in 1999. First half 2000 gross margin was 46.0% of net sales, approximately 200 basis points higher than the comparable period in 1999. The improvements were driven primarily by manufacturing cost reductions, particularly material cost reductions, and the ongoing transition of production from the U.S. and Ireland to the Philippines, partially offset by the full quarter impact of price reductions on selected Back-UPSr products made late in the first quarter of 2000. Total inventory reserves at July 2, 2000 were $19.8 million compared to $17.1 million at December 31, 1999. The Company's reserve estimate methodology involves quantifying the total inventory position having potential loss exposure, reduced by an amount reasonably forecasted to be sold, and adjusting its interim reserve provisioning to cover the net loss exposure.

Operating Expenses
Operating expenses include marketing, selling, general and administrative (SG&A), special charges, and R&D expenses.

SG&A expenses were $79.6 million or 21.8% of net sales for the second quarter of 2000 compared to $71.1 million or 22.5% of net sales for the second quarter of 1999. SG&A expenses were $156.0 million or 23.1% of net sales for the first half of 2000 compared to $137.4 million or 23.2% of net sales for the first half of 1999. The increase in total spending over last year was due primarily to costs associated with increased staffing and operating expenses of selling, administrative, and marketing functions, as well as increased advertising and promotional costs, while the slight decrease as a percentage of net sales was attributable to certain fixed SG&A expenses spread over a higher revenue base. The allowance for doubtful accounts at July 2, 2000 was 6.6% of accounts receivable, compared to 8.3% at December 31, 1999. The Company continues to experience strong collection performance. Accounts receivable balances outstanding over 60 days represented 11.8% of total receivables at July 2, 2000, up from 9.0% at December 31, 1999. This increase reflects a growing portion of the Company's business originating in areas where longer payment terms are customary, including a growing contribution from international markets as well as large system enterprise sales primarily associated with Silcon products. Write-offs of uncollectible accounts have historically represented less than 1% of total net sales. A majority of international customer balances are covered by receivables insurance.

During the second quarter of 2000, the Company agreed to license worldwide patent rights relating to uninterruptible power supply technology for a lump-sum cash payment of $48.0 million, as more fully described under Part II, Item 1 - Legal Proceedings. The license fee was paid from operating cash during the second quarter of 2000. The Company evaluated the portion of the license fee that represented payment for prior use of the subject technology and the portion that represented payment for future use. Considering each of the Company's markets and the historical and projected revenue realized in markets utilizing the licensed technology, the Company estimated the present value of royalty payments, basing this calculation on an appropriate royalty rate and the technology's contribution to the overall value of affected products. Separate present values were calculated for both historic and projected product sales; the historic value was expensed and the projected value was capitalized. Accordingly, a write-off of the fully paid-up portion of the patent licenses was recognized in the Company's statement of income for the second quarter of 2000 as a special charge to pre-tax earnings of $30.4 million, including direct expenses of $1.9 million. The remaining balance of $19.5 million has been classified on the consolidated balance sheet as a long term asset and is being amortized on a straight-line basis over 9 years, the estimated remaining economic life of the patent license.

R&D expenses were $11.6 million or 3.2% of net sales and $8.8 million or 2.8% of net sales for the second quarters of 2000 and 1999, respectively, and $20.9 million or 3.1% of net sales and $17.8 million or 3.0% of net sales for the first six month periods of 2000 and 1999, respectively. The increase in total R&D spending primarily reflects increased numbers of software and hardware engineers and costs associated with new product development and engineering support.

Other Income, Net and Income Taxes
Other income is comprised principally of interest income, which increased from 1999 to 2000 due to higher average cash balances available for investment during 2000.

The Company's effective income tax rates were approximately 29.0% and 29.5% for the quarters and six month periods ended July 2, 2000 and June 27, 1999, respectively. The decrease in the effective tax rate from last year is due to the expected tax savings from an increasing portion of taxable earnings being generated from the Company's operations in jurisdictions currently having a lower income tax rate than the present U.S. statutory income tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at July 2, 2000 was $698.1 million compared to $706.0 million at December 31, 1999. The Company has been able to substantially maintain its working capital position as the result of continued strong operating results and despite internally financing the acquisitions and capital investment required to expand its operations. The Company's cash and short term investments position decreased to $382.7 million at July 2, 2000 from $456.3 million at December 31, 1999, due primarily to second quarter 2000 outlays from operating cash related to acquisitions (see "Acquisitions" below) and the licensing of worldwide patent rights relating to uninterruptible power supply technology (see "Part II, Item 1
- Legal Proceedings).

Worldwide inventories were $224.0 million at July 2, 2000 compared to $176.5 million at December 31, 1999. The first half 2000 inventory build was primarily related to anticipation of increased demand patterns during the second half of the year which result from typical seasonal factors, combined with $16.9 million in inventory attributable to Advance Power and ABL Electronics (see "Acquisitions" below). Inventory levels as a percentage of quarterly sales were 61% in the second quarter of 2000, up from 45% in the fourth quarter of 1999.

At July 2, 2000, the Company had $50 million available for future borrowings under an unsecured line of credit agreement at a floating interest rate equal to the bank's cost of funds rate plus .625%; an additional $15 million and $7 million were available under unsecured line of credit agreements with a second and third bank at similar interest rates. No borrowings were outstanding under these facilities at July 2, 2000. The Company had no significant financial commitments, other than those required in the normal course of business, at July 2, 2000.

Capital investment for the first half of 2000 consisted primarily of manufacturing and office equipment, buildings and improvements, and purchased software applications. The nature and level of capital spending was made to improve manufacturing capabilities, principally in the U.S. and the Far East, and to support the increased marketing, selling, and administrative efforts necessitated by the Company's growth. Net capital expenditures were financed from available operating cash. The Company had no material capital commitments, other than those required in the normal course of business, at July 2, 2000.

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

Acquisitions

Advance Power
Early in the second quarter of 2000, the Company acquired Advance International Group subsidiary, Advance Power, a U.K.-based manufacturer of DC-based power solutions used in telecommunications and Internet applications, for $75 million in cash plus expenses. The Company's cash outlays associated with the acquisition were financed from operating cash. At the end of the second quarter of 2000, the excess of the purchase price over the estimated fair value of the tangible net assets acquired has been included in goodwill and is being amortized on a straight-line basis over 15 years. The acquisition has been accounted for as a purchase and, accordingly, Advance Power's results of operations are included in the Company's consolidated financial statements from the date of acquisition.

ABL Electronics Corporation
Early in the second quarter of 2000, the Company acquired privately-held ABL Electronics Corporation ("ABL"), a North American provider of computer and network cables, switches, and other connectivity products, for $8 million paid in a combination of cash and stock, plus expenses. The Company's cash outlays associated with the acquisition were financed from operating cash. At the end of the second quarter of 2000, the excess of the purchase price over the estimated fair value of the tangible net assets acquired has been included in goodwill and is being amortized on a straight-line basis over 15 years. The acquisition has been accounted for as a purchase and, accordingly, ABL's results of operations are included in the Company's consolidated financial statements from the date of acquisition.

Foreign Currency Activity
The Company invoices its customers in various currencies. Realized and unrealized transaction gains or losses are included in the results of operations and are measured based upon the effect of changes in exchange rates on the actual or expected amount of functional currency cash flows. Transaction gains and losses were not material to the results of operations in the second quarters and first six month periods of 2000 and 1999.

At July 2, 2000, the Company's unhedged foreign currency accounts receivable, by currency, were as follows:

           In thousands            Foreign Currency           US Dollars
           European Euros                    14,065              $13,256
           Japanese Yen                   1,240,100               11,750
           British Pounds                     7,571               11,436
           Swiss Francs                      17,546               10,634
           German Marks                      20,498                9,855
           French Francs                     38,120                5,477

The Company also had non-trade receivables of 3.3 million Irish Pounds (approximately US$4.0 million) and liabilities denominated in various European currencies of US$46.6 million, as well as Yen denominated liabilities of approximately US$5.3 million.

The Company continually reviews its foreign exchange exposure and considers various risk management techniques, including the netting of foreign currency receipts and disbursements, rate protection agreements with customers/vendors and derivatives arrangements, including foreign exchange contracts. The Company presently does not utilize rate protection agreements or derivative arrangements.

Recently Issued Accounting Standards
In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the Commission. This SAB is effective beginning in the fourth quarter of 2000, as provided for in SAB No. 101B. Compliance with this SAB is not expected to have a material impact on the Company's consolidated financial position or results of operations.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, as provided for in SFAS No. 137. The adoption of this Statement is not expected to have a material impact on the Company's consolidated financial position or results of operations.

Factors That May Affect Future Performance
Statements  contained  in  this document, which are not  historical  facts,  may constitute  forward-looking  statements  as  that  term  is  defined  under  the provisions of the "safe harbor" section of the Private Securities Litigation Reform Act of 1995. All forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ from those projected. The factors that could cause actual results to differ materially include the following: APC's ability to successfully integrate ABL and Advance Power's operations; the timely development and acceptance of new products; ramp up, expansion, and rationalization of global manufacturing capacity; general worldwide economic conditions; growth rates in the power protection industry and related industries, including but not limited to the PC, server, networking, telecommunications, and enterprise hardware industries; competitive factors and pricing pressures; changes in product mix; changes in the seasonality of demand patterns; inventory risks due to shifts in market demand; the effects of any other possible acquisitions; component constraints and shortages; risk of nonpayment of accounts receivable; the uncertainty of the litigation process including risk of an unexpected, unfavorable result of current or future litigation including, without limitation, the pending Anthony F. Coppola litigation, as more fully described under Part II, Item 1 - Legal Proceedings; financial impact during any period of the Company's purchase of the license to certain patent rights under a worldwide patent license from General Signal Power Systems; and the risks described from time to time in the Company's filings with the Securities and Exchange Commission.



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

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

On or about August 20, 1999, General Signal Power Systems, Inc, former parent company of Best Power ("General Signal"), filed suit against the Company in the United States District Court for the Western District of Wisconsin alleging patent infringement and false advertising. General Signal sought unspecified damages, costs, fees, and injunctive relief. During March and April 2000, the court dismissed four of the five patent infringement claims. On or about May 12, 2000, General Signal voluntarily dismissed with prejudice the false advertising claims. On May 17, 2000, the parties agreed to the voluntary dismissal of the remaining claim in the lawsuit with prejudice. In connection with the resolution of this dispute, the Company agreed to license from General Signal worldwide patent rights relating to uninterruptible power supply technology for a lump-sum cash payment of $48 million. The license fee was paid from operating cash during the second quarter of 2000.

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


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On April 28, 2000, the Company acquired all of the outstanding stock of ABL Electronics Corporation from the stockholders thereof. In partial consideration thereof, the Company agreed to issue to the stockholders of ABL Electronics an aggregate of 113,273 shares of common stock of the Company valued at $35.313 per share in a private placement transaction, of which, on April 28, 2000, the Company issued 84,955 shares, and held back, without issuance, 28,318 shares of common stock of the Company to cover any reimbursable claims arising under the applicable stock purchase agreement.

Such selling stockholders represented to the Company that they were acquiring the shares of the Company's common stock as principal for their own respective accounts for investment and would refrain from transferring or otherwise disposing of the shares in contravention of the Securities Act of 1933 or any other applicable securities legislation. Based on the foregoing and the fact that the Company had reason to believe that such stockholders were familiar with and had access to information concerning the operations and financial condition of the Company, the Company issued the common stock on reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933 as a transaction not involving a public offering. There were no underwriters involved in such private placement transaction.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on May 11, 2000 at which the shareholders of the Company approved the following:

(i)   by a vote of 168,992,865 shares in favor, 1,951,643 opposed, 1,635,704 abstaining, and 8,770 broker non-votes, the number of directors was fixed at five.

(ii) the following persons (with vote results) were elected to serve another term as Directors of the Company:

                                          For             Withheld
           Rodger B. Dowdell, Jr.     165,512,358          7,076,624
           James D. Gerson            165,474,303          7,114,679
           Emanuel E. Landsman        165,476,563          7,112,419
           Ervin F. Lyon              163,910,667          8,678,315
           Neil E. Rasmussen          165,503,072          7,085,910

In addition, by a vote of 39,328,134 shares in favor, 91,329,961 opposed, 14,404,482 abstaining, and 27,526,405 broker non-votes, a shareholder proposal regarding the composition of the Company's Board of Directors, was not approved.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  Exhibits

Exhibit No.  3.1      Articles  of  Organization of  the  Company,  as  amended, previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference (File No. 1-12432)

Exhibit No.  3.2     By-Laws of the Company, as amended and restated, previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference (File No. 1-12432)

Exhibit No. 4  Stock Purchase Agreement dated as of April 28, 2000, by and among
          ABL Acquisition Corporation, Randall R. Amon, Daniel Bryan, William C. Litsinger III, Jack L. Ottenheimer and Kevin W. Campion, previously filed as an exhibit to the Company's Registration Statement on Form S-3 and incorporated herein by reference (File No. 333-42348)

Exhibit No. 27 Financial Data Schedule

(B)  Reports on Form 8-K

No reports on Form 8-K were filed by American Power Conversion Corporation during the quarter ended July 2, 2000.

                                                                       FORM 10-Q
                                                                    July 2, 2000


                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      AMERICAN POWER CONVERSION CORPORATION

                             Date:  August 16, 2000


                               /s/ Donald M. Muir

                                 Donald M. Muir
                             Chief Financial Officer
                  (Principal Accounting and Financial Officer)

                                                                       FORM 10-Q
                                                                    July 2, 2000


             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
                                  EXHIBIT INDEX

Exhibit Number       Description                                                           Page No
Exhibit Number 3.1   Articles  of Organization of the Company, as amended,  previously filed  as an exhibit to the Company's Annual Report on Form  10-K for  the  fiscal  year ended December 31, 1994  and  incorporated herein by reference (File No. 1-12432)

Exhibit Number 3.2   By-Laws  of  the  Company,  as amended and  restated,  previously filed  as an exhibit to the Company's Annual Report on Form  10-K for  the  fiscal  year ended December 31, 1998  and  incorporated herein by reference (File No. 1-12432)

Exhibit No. 4        Stock  Purchase  Agreement dated as of April  28,  2000,  by  and among  ABL  Acquisition  Corporation,  Randall  R.  Amon,  Daniel
                     Bryan,  William C. Litsinger III, Jack L. Ottenheimer  and  Kevin
                     W.  Campion,  previously  filed as an exhibit  to  the  Company's
                     Registration  Statement  on Form S-3 and incorporated  herein  by reference (File No. 333-42348)

Exhibit No. 27       Financial Data Schedule                                                18