Form 10-Q
period 2000-10-01
AMERICAN POWER CONVERSION CORPORATION
filed 2000-11-15
CIK 835910

QUARTERLY REPORT ON FORM 10-Q
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                            _________________________

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT
      OF 1934
      For the quarterly period ended October 1, 2000

                                       or

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

                            YES  [ X ]    NO  [   ]


  Registrant's Common Stock outstanding, $.01 par value, at November 9, 2000 -
                               194,744,000 shares

                                                                       FORM 10-Q
                                                                 October 1, 2000


             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                     Page No.
Part I - Financial Information:

     Item 1.   Consolidated Condensed Financial Statements:
               Consolidated Condensed Balance Sheets -
               October 1, 2000 (Unaudited) and December 31, 1999       3 - 4

               Consolidated Condensed Statements of Income -
               Three Months and Nine Months Ended
               October 1, 2000 and September 26, 1999 (Unaudited)        5

               Consolidated Condensed Statements of Cash Flows -
               Three Months and Nine Months Ended
               October 1, 2000 and September 26, 1999 (Unaudited)        6

               Notes to Consolidated Condensed Financial Statements
               (Unaudited)                                             7 - 10


     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                    10 - 14


     Item 3.   Quantitative and Qualitative Disclosures About
               Market Risk                                               14

Part II - Other Information:

     Item 1.   Legal Proceedings                                         15

     Item 6.   Exhibits and Reports on Form 8-K                          15

Signatures                                                               16

Exhibit Index                                                            17

                                                                       FORM 10-Q
                                                                 October 1, 2000
PART I - CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

ITEM 1 - FINANCIAL STATEMENTS

             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)

                                     ASSETS
                                                 October 1,           December 31,
                                                      2000                   1999
                                                (Unaudited)

Current assets:
Cash and cash equivalents                         $339,754               $456,325
Short term investments                              25,000                      -
Accounts receivable,
 less allowance for doubtful accounts of
 $18,620 in 2000 and $19,543 in 1999               277,879                216,810
Inventories:
 Raw materials                                     121,073                 60,708
 Work-in-process and finished goods                135,696                115,769
Total inventories                                  256,769                176,477

Prepaid expenses and other current assets           23,731                 18,283

Deferred income taxes                               29,607                 31,962

Total current assets                               952,740                899,857

Property, plant, and equipment:
 Land, buildings and improvements                   64,113                 58,220
 Machinery and equipment                           166,999                130,031
 Office equipment, furniture, and fixtures          65,332                 55,284
 Purchased software                                 21,559                 17,114

                                                   318,003                260,649

Less accumulated depreciation and amortization     124,430                103,422

Net property, plant, and equipment                 193,573                157,227

Goodwill and other intangibles                     110,235                 48,239

Other assets                                        22,498                  1,615


Total assets                                    $1,279,046             $1,106,938


See accompanying notes to consolidated condensed financial statements.

                                                                       FORM 10-Q
                                                                 October 1, 2000

             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)
                                 (In thousands)

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                                 October 1,           December 31,
                                                      2000                   1999
                                                (Unaudited)
Current liabilities:
Accounts payable                                  $126,124                $78,641
Accrued expenses                                    41,780                 41,966
Accrued compensation                                19,462                 25,743
Accrued sales and marketing programs                17,376                 16,853
Income taxes payable                                10,712                 30,616

Total current liabilities                          215,454                193,819

Deferred tax liability                              14,682                 11,029

Total liabilities                                  230,136                204,848

Shareholders' equity:
Common stock, $.01 par value;
 authorized 450,000 shares; issued 194,908
 shares in 2000 and 193,339 shares in 1999           1,949                  1,933
Additional paid-in capital                         105,784                 82,989
Retained earnings                                  947,753                820,525
Treasury stock, 250 shares, at cost                (1,551)                (1,551)
Accumulated other comprehensive income (loss)      (5,025)                (1,806)

Total shareholders' equity                       1,048,910                902,090

Total liabilities and shareholders' equity      $1,279,046             $1,106,938


See accompanying notes to consolidated condensed financial statements.

                                                                       FORM 10-Q
                                                                 October 1, 2000

             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    (In thousands, except earnings per share)

                                    Nine months ended               Three months ended
                                October 1,   September 26,       October 1,  September 26,
                                     2000            1999             2000           1999
                                                        (Unaudited)

Net sales                      $1,070,135        $948,567         $394,977       $355,920

Cost of goods sold                591,867         520,922          227,079        188,983

Gross profit                      478,268         427,645          167,898        166,937

Operating expenses:
Marketing, selling, general
   and administrative             237,095         211,451           81,050         74,025
Special charges                    47,900               -           17,500              -
Research and development           32,728          25,951           11,800          8,176

Total operating expenses          317,723         237,402          110,350         82,201

Operating income                  160,545         190,243           57,548         84,736

Other income, net                  18,650           7,959            5,846          3,388

Earnings before income taxes      179,195         198,202           63,394         88,124

Income taxes                       51,967          58,470           18,385         25,997

Net income                       $127,228        $139,732          $45,009        $62,127

Basic earnings per share           $  .66          $  .73           $  .23         $  .32

Basic weighted average shares
   outstanding                    194,059         191,998          194,600        192,272

Diluted earnings per share         $  .64          $  .71           $  .22         $  .32

Diluted weighted average shares
   outstanding                    200,274         195,926          200,112        196,621


See accompanying notes to consolidated condensed financial statements.

                                                                       FORM 10-Q
                                                                 October 1, 2000

             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                       Nine months ended              Three months ended
                                   October 1,   September 26,     October 1,  September 26,
                                        2000            1999           2000           1999
                                                          (Unaudited)
Cash flows from
  operating activities:
Net income                          $127,228        $139,732        $45,009        $62,127
Adjustments to reconcile
  net income to net cash
  provided by (used in)
  operating activities:
Depreciation                          22,692          16,606          7,848          6,232
Deferred income taxes                  6,008         (2,216)            660          2,059
Other non-cash items, net              3,456           6,213            742          2,779
Changes in operating assets and
  liabilities excluding effects
  of acquisitions:
    Accounts receivable             (49,273)        (66,200)       (28,250)       (47,771)
    Inventories                     (64,215)          30,094       (32,780)         33,308
    Prepaid expenses and
     other current assets            (7,413)         (1,195)        (2,720)          4,467
    Other assets                    (19,749)             529          (477)            132
    Accounts payable                  34,641           8,641         15,820          1,235
    Accrued expenses                 (8,734)          14,233          (102)          1,526
    Income taxes payable            (20,087)         (1,200)        (9,479)        (3,066)
Net cash provided by (used in)
  operating activities                24,554         145,237        (3,729)         63,028

Cash flows from investing
  activities:
Purchases of held-to-maturity
  debt securities                   (75,000)               -              -              -
Maturities of held-to-maturity
  debt securities                     50,000               -         50,000              -
Capital expenditures, net of
  capital grants                    (56,014)        (21,562)       (16,287)        (7,658)
Proceeds from sale of property,
  plant, and equipment                     -           1,100              -          1,100
Acquisitions                        (78,922)         (8,310)              -              -
Net cash provided by (used in)
  investing activities             (159,936)        (28,772)         33,713        (6,558)

Cash flows from financing
  activities:
Proceeds from issuances of
  common stock                        18,811           6,927          2,105          3,479
Repayment of short term debt               -        (12,380)              -          (848)
Net cash provided by (used in)
  financing activities                18,811         (5,453)          2,105          2,631

Net change in cash and cash
  equivalents                      (116,571)         111,012         32,089         59,101
Cash and cash equivalents at
  beginning of period                456,325         219,908        307,665        271,819
Cash and cash equivalents at
  end of period                     $339,754        $330,920       $339,754       $330,920

Supplemental cash flow disclosures:
Cash paid during the period for
   income taxes (net of refunds)     $63,902         $58,664        $25,614        $26,399


See accompanying notes to consolidated condensed financial statements.

                                                                       FORM 10-Q
                                                                 October 1, 2000


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

In thousands                               Nine months ended            Three months ended
                                       October 1,  September 26,    October 1,  September 26,
                                            2000           1999          2000           1999
Basic weighted average
   shares outstanding                    194,059        191,998       194,600        192,272
Net effect of dilutive potential
   common shares outstanding based
   on the treasury stock method
   using the average market price          6,215          3,928         5,512          4,349
Diluted weighted average
   shares outstanding                    200,274        195,926       200,112        196,621

Antidilutive potential common
   shares excluded from the
   computation above                           -            725           281            260

4.   Shareholders' Equity

Changes in common stock and paid-in capital for the periods presented represent the issuances of common stock resulting from the exercise of employee stock options and the second quarter 2000 acquisition of ABL Electronics Corporation (see "Acquisitions" in Management's Discussion and Analysis of Financial Condition and Results of Operations below).


5.   Comprehensive Income

The components of comprehensive income, net of taxes, are as follows:

In thousands                           Nine months ended           Three months ended
                                  October 1,  September 26,    October 1,  September 26,
                                       2000           1999          2000           1999
Net income                         $127,228       $139,732       $45,009        $62,127

Other comprehensive income
   (loss), net of taxes:
Change in foreign currency
   translation adjustment           (3,219)        (1,192)       (2,451)            510
Other comprehensive income (loss)   (3,219)        (1,192)       (2,451)            510

Comprehensive income               $124,009       $138,540       $42,558        $62,637


6.   Short Term Investments

At October 1, 2000, short term investments consisted of U.S. Government debt securities with original maturities greater than three months and less than or equal to one year. Such securities were classified as held-to-maturity and carried at amortized cost. Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold such securities to maturity.


7.   Acquisitions

Advance Power
Early in the second quarter of 2000, the Company acquired Advance International Group subsidiary, Advance Power, a U.K.-based manufacturer of DC-based power solutions used in telecommunications and Internet applications, for $75 million in cash plus direct costs of the acquisition. The Company's cash outlays associated with the acquisition were financed from operating cash. At October 1, 2000, the excess of the purchase price over the estimated fair value of the tangible net assets acquired was included in goodwill and is being amortized on a straight-line basis over 15 years. The allocation is preliminary and subject to change upon completion of valuation of tangible and identifiable intangible assets. The acquisition has been accounted for as a purchase and, accordingly, Advance Power's results of operations are included in the Company's consolidated financial statements from the date of acquisition.

ABL Electronics Corporation
Early in the second quarter of 2000, the Company acquired privately-held ABL Electronics Corporation ("ABL"), a North American provider of computer and network cables, switches, and other connectivity products, for $8 million paid in a combination of cash and stock, plus direct costs of the acquisition. The Company's cash outlays associated with the acquisition were financed from operating cash. In partial consideration thereof, the Company agreed to issue to the stockholders of ABL Electronics an aggregate of 113,273 shares of common stock of the Company valued at $35.313 per share in a private placement transaction, of which, on April 28, 2000, the Company issued 84,955 shares, and held back, without issuance, 28,318 shares of common stock of the Company to cover any reimbursable claims arising under the applicable stock purchase agreement. At October 1, 2000, the excess of the purchase price over the estimated fair value of the tangible net assets acquired was included in goodwill and is being amortized on a straight-line basis over 15 years. The allocation is preliminary and subject to change upon completion of valuation of tangible and identifiable intangible assets. The acquisition has been accounted for as a purchase and, accordingly, ABL's results of operations are included in the Company's consolidated financial statements from the date of acquisition.

Subsequent Event - Airflow Company
Early in the fourth quarter of 2000, the Company acquired privately held Airflow Company ("Airflow"), a leading precision cooling equipment manufacturer, for $22.5 million in cash plus the assumption of up to $7.5 million in debt. The Company's cash outlays associated with the acquisition were financed from operating cash. The acquisition will be accounted for as a purchase and, accordingly, the purchase price will be allocated to the net tangible and identifiable intangible assets acquired, and Airflow's results of operations will be included in the Company's consolidated financial statements from the date of acquisition.


8.   Special Charges

During the third and second quarters of 2000, the Company agreed to license worldwide patent rights relating to uninterruptible power supply technology for lump-sum cash payments of $17.0 million and $48.0 million, respectively, as more fully described under Part II, Item 1 - Legal Proceedings. These license fees were paid from operating cash during the third and second quarters of 2000, respectively. The Company evaluated the portion of the license fees that represented payment for prior use of the subject technology and the portion that represented payment for future use. Considering each of the Company's markets and the historical and projected revenue realized in markets utilizing the licensed technology, the Company estimated the present value of royalty payments, basing this calculation on an appropriate royalty rate and the technology's contribution to the overall value of affected products. Separate present values were calculated for both historic and projected product sales; the historic values were expensed and the projected values were capitalized. Accordingly, write-offs of the fully paid-up portions of the patent licenses were recognized in the Company's statements of income for the third and second quarters of 2000 as special charges to pre-tax earnings of $17.5 million and $30.4 million, respectively, including direct expenses of $1.5 million and $1.9 million, respectively. The remaining balances of $1.0 million and $19.5 million have been classified on the consolidated balance sheet as long term assets and are being amortized on a straight-line basis over 3 years and 9 years, respectively, the estimated remaining economic lives of the patent licenses.


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

Summary operating segment information is as follows:

In thousands                                Nine months ended              Three months ended
                                       October 1,    September 26,     October 1,  September 26,
                                            2000             1999           2000           1999
Net sales                             $1,070,135         $948,567       $394,977       $355,920

Segment direct contribution margin      $435,584         $396,094       $151,250       $156,052
Indirect operating expenses              227,139          205,851         76,202         71,316
Special charges                           47,900                -         17,500              -
Other income, net                         18,650            7,959          5,846          3,388
Earnings before income taxes            $179,195         $198,202        $63,394        $88,124



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Revenues
Net sales were $395.0 million for the third quarter of 2000, an increase of 11.0% compared to $355.9 million for the same period in 1999. Net sales for the first nine months of 2000 were $1.1 billion compared to $948.6 million in 1999, an increase of 12.8%. The growth in net sales in the third quarter and first nine months of 2000 from the comparable periods in 1999 was attributable to growth in the Company's high-end and enterprise businesses, combined with $16.5 million and $12.9 million in third and second quarter 2000 sales, respectively, attributable to Advance Power and ABL Electronics (see "Acquisitions" below). Third quarter and first nine months of 2000 net sales growth was led by increases in Asia and the Americas. Net sales in the Asia Pacific region grew 40% and 41%, respectively, while net sales in the Americas (North and Latin America) grew 6% and 12%, respectively. Net sales in EMEA (Europe, Middle East and Africa) increased 8% and 2%, respectively, reflecting continued IT industry softness as well as the impact of currency movements. On a constant currency basis, EMEA net sales for the third quarter of 2000 grew 16% versus the third quarter of 1999 while EMEA net sales for the first nine months of 2000 grew 9% versus the first nine months of 1999.

Cost of Goods Sold
Cost of goods sold was $227.1 million or 57.5% of net sales in the third quarter of 2000 compared to $189.0 million or 53.1% of net sales in the third quarter of 1999. Cost of goods sold was $591.9 million or 55.3% of net sales in the first nine months of 2000 compared to $520.9 million or 54.9% in the first nine months of 1999. Third quarter 2000 gross margin was 42.5% of net sales, approximately 440 basis points lower than the comparable period in 1999. First nine months 2000 gross margin was 44.7% of net sales, approximately 40 basis points lower than the comparable period in 1999. Increased manufacturing costs associated with the ramp up of production and supply chain capacity for Three-Phase Silcon products, shifts in product mix, and price reductions on desktop products contributed to the year-over-year gross margin erosion. Total inventory reserves at October 1, 2000 were $20.0 million compared to $17.1 million at December 31, 1999. The Company's reserve estimate methodology involves quantifying the total inventory position having potential loss exposure, reduced by an amount reasonably forecasted to be sold, and adjusting its interim reserve provisioning to cover the net loss exposure.

Operating Expenses
Operating expenses include marketing, selling, general and administrative (SG&A), special charges, and R&D expenses.

SG&A expenses were $81.1 million or 20.5% of net sales for the third quarter of 2000 compared to $74.0 million or 20.8% of net sales for the third quarter of 1999. SG&A expenses were $237.1 million or 22.2% of net sales for the first nine months of 2000 compared to $211.5 million or 22.3% of net sales for the first nine months of 1999. The increase in total spending over last year was due primarily to costs associated with increased staffing and operating expenses of selling, administrative, and marketing functions, while the slight decrease as a percentage of net sales was attributable to certain fixed SG&A expenses spread over a higher revenue base. The Company continues to invest in sales and marketing programs associated with the ramp up of its high-end UPS business in the enterprise and data center marketplace. The allowance for doubtful accounts at October 1, 2000 was 6.3% of accounts receivable, compared to 8.3% at December 31, 1999. The Company continues to experience strong collection performance. Accounts receivable balances outstanding over 60 days represented 11.4% of total receivables at October 1, 2000, up from 9.0% at December 31, 1999. This increase reflects a growing portion of the Company's business originating in areas where longer payment terms are customary, including a growing contribution from international markets as well as large system enterprise sales primarily associated with Silcon products. Write-offs of uncollectible accounts have historically represented less than 1% of total net sales. A majority of international customer balances are covered by receivables insurance.

During the third and second quarters of 2000, the Company agreed to license worldwide patent rights relating to uninterruptible power supply technology for lump-sum cash payments of $17.0 million and $48.0 million, respectively, as more fully described under Part II, Item 1 - Legal Proceedings. These license fees were paid from operating cash during the third and second quarters of 2000, respectively. The Company evaluated the portion of the license fees that represented payment for prior use of the subject technology and the portion that represented payment for future use. Considering each of the Company's markets and the historical and projected revenue realized in markets utilizing the licensed technology, the Company estimated the present value of royalty payments, basing this calculation on an appropriate royalty rate and the technology's contribution to the overall value of affected products. Separate present values were calculated for both historic and projected product sales; the historic values were expensed and the projected values were capitalized. Accordingly, write-offs of the fully paid-up portions of the patent licenses were recognized in the Company's statements of income for the third and second quarters of 2000 as special charges to pre-tax earnings of $17.5 million and $30.4 million, respectively, including direct expenses of $1.5 million and $1.9 million, respectively. The remaining balances of $1.0 million and $19.5 million have been classified on the consolidated balance sheet as long term assets and are being amortized on a straight-line basis over 3 years and 9 years, respectively, the estimated remaining economic lives of the patent licenses.

R&D expenses were $11.8 million or 3.0% of net sales and $8.2 million or 2.3% of net sales for the third quarters of 2000 and 1999, respectively, and $32.7 million or 3.1% of net sales and $26.0 million or 2.7% of net sales for the first nine month periods of 2000 and 1999, respectively. The increase in total R&D spending primarily reflects increased numbers of software and hardware engineers and costs associated with new product development and engineering support.

Other Income, Net and Income Taxes
Other income is comprised principally of interest income, which increased from 1999 to 2000 due to higher average cash balances available for investment during 2000.

The Company's effective income tax rates were approximately 29.0% and 29.5% for the quarters and nine month periods ended October 1, 2000 and September 26, 1999, respectively. The decrease in the effective tax rate from last year is due to the expected tax savings from an increasing portion of taxable earnings being generated from the Company's operations in jurisdictions currently having a lower income tax rate than the present U.S. statutory income tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at October 1, 2000 was $737.3 million compared to $706.0 million at December 31, 1999. The Company has been able to increase its working capital position as the result of continued strong operating results and despite internally financing the acquisitions, capital investment required to expand its operations, and payments related to licenses obtained in 2000. The Company's cash and short term investments position decreased to $364.8 million at October 1, 2000 from $456.3 million at December 31, 1999, due primarily to third and second quarter 2000 outlays from operating cash related to acquisitions (see "Acquisitions" below) and the licensing of worldwide patent rights relating to uninterruptible power supply technology (see "Part II, Item 1 - Legal Proceedings).

Worldwide inventories were $256.8 million at October 1, 2000 compared to $176.5 million at December 31, 1999. The increase in inventories during the first nine months of 2000 was principally attributable to increases in on-hand raw materials to support current and anticipated demand growth for high-end products, combined with $18.4 million in inventory attributable to Advance Power and ABL Electronics (see "Acquisitions" below). Inventory levels as a percentage of quarterly sales were 65% in the third quarter of 2000, up from 61% in the second quarter of 2000 and 45% in the fourth quarter of 1999.

At October 1, 2000, the Company had $50 million available for future borrowings under an unsecured line of credit agreement at a floating interest rate equal to the bank's cost of funds rate plus .625%; an additional $15 million and $7 million were available under unsecured line of credit agreements with a second and third bank at similar interest rates. No borrowings were outstanding under these facilities at October 1, 2000. The Company had no significant financial commitments, other than those required in the normal course of business, at October 1, 2000.

Capital investment for the first nine months of 2000 consisted primarily of manufacturing and office equipment, buildings and improvements, and purchased software applications. The nature and level of capital spending was made to improve manufacturing capabilities, principally in the U.S. and the Far East, and to support the increased marketing, selling, and administrative efforts necessitated by the Company's growth. Net capital expenditures were financed from available operating cash. The Company had no material capital commitments, other than those required in the normal course of business, at October 1, 2000.

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

Acquisitions

Advance Power
Early in the second quarter of 2000, the Company acquired Advance International Group subsidiary, Advance Power, a U.K.-based manufacturer of DC-based power solutions used in telecommunications and Internet applications, for $75 million in cash plus direct costs of the acquisition. The Company's cash outlays associated with the acquisition were financed from operating cash. At October 1, 2000, the excess of the purchase price over the estimated fair value of the tangible net assets acquired was included in goodwill and is being amortized on a straight-line basis over 15 years. The allocation is preliminary and subject to change upon completion of valuation of tangible and identifiable intangible assets. The acquisition has been accounted for as a purchase and, accordingly, Advance Power's results of operations are included in the Company's consolidated financial statements from the date of acquisition.

ABL Electronics Corporation
Early in the second quarter of 2000, the Company acquired privately-held ABL Electronics Corporation ("ABL"), a North American provider of computer and network cables, switches, and other connectivity products, for $8 million paid in a combination of cash and stock, plus direct costs of the acquisition. The Company's cash outlays associated with the acquisition were financed from operating cash. In partial consideration thereof, the Company agreed to issue to the stockholders of ABL Electronics an aggregate of 113,273 shares of common stock of the Company valued at $35.313 per share in a private placement transaction, of which, on April 28, 2000, the Company issued 84,955 shares, and held back, without issuance, 28,318 shares of common stock of the Company to cover any reimbursable claims arising under the applicable stock purchase agreement. At October 1, 2000, the excess of the purchase price over the estimated fair value of the tangible net assets acquired was included in goodwill and is being amortized on a straight-line basis over 15 years. The allocation is preliminary and subject to change upon completion of valuation of tangible and identifiable intangible assets. The acquisition has been accounted for as a purchase and, accordingly, ABL's results of operations are included in the Company's consolidated financial statements from the date of acquisition.

Subsequent Event - Airflow Company
Early in the fourth quarter of 2000, the Company acquired privately held Airflow Company ("Airflow"), a leading precision cooling equipment manufacturer, for $22.5 million in cash plus the assumption of up to $7.5 million in debt. The Company's cash outlays associated with the acquisition were financed from operating cash. The acquisition will be accounted for as a purchase and, accordingly, the purchase price will be allocated to the net tangible and identifiable intangible assets acquired, and Airflow's results of operations will be included in the Company's consolidated financial statements from the date of acquisition.

Foreign Currency Activity
The Company invoices its customers in various currencies. Realized and unrealized transaction gains or losses are included in the results of operations and are measured based upon the effect of changes in exchange rates on the actual or expected amount of functional currency cash flows. Transaction gains and losses were not material to the results of operations in the third quarters and first nine month periods of 2000 and 1999.

At October 1, 2000, the Company's unhedged foreign currency accounts receivable, by currency, were as follows:

    In thousands       Foreign Currency        US Dollars
    Japanese Yen              2,062,944           $19,169
    European Euros               18,391            16,161
    British Pounds                8,775            12,829
    Swiss Francs                 20,073            11,603
    German Marks                 21,455             9,664
    French Francs                41,476             5,560

The Company also had non-trade receivables of 1.2 million Irish Pounds (approximately US$1.3 million) and liabilities denominated in various European currencies of US$55.5 million, as well as Yen denominated liabilities of approximately US$5.9 million.

The Company continually reviews its foreign exchange exposure and considers various risk management techniques, including the netting of foreign currency receipts and disbursements, rate protection agreements with customers/vendors and derivatives arrangements, including foreign exchange contracts. The Company presently does not utilize rate protection agreements or derivative arrangements.

Recently Issued Accounting Standards
The Financial Accounting Standards Board's Emerging Issues Task Force ("EITF") assists the Board in the early identification of emerging issues affecting financial reporting and of problems in implementing authoritative pronouncements. Additionally, the EITF's discussions of issues and the relevant accounting pronouncements foster a better understanding of emerging issues and, when a consensus is reached, may indicate that no immediate action by the FASB is needed because diversity in practice is not likely to evolve.

In July and September 2000, the EITF reached consensuses on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." These consensuses provide guidance on the accounting for and reporting of shipping and handling costs. These EITF consensuses are effective beginning in the fourth quarter of 2000. Compliance with these EITF consensuses is not expected to have a material impact on the Company's consolidated financial position or results of operations.

In May 2000, the EITF reached a consensus on Issue No. 00-14, "Accounting for Coupons, Rebates, and Discounts." The consensus provides guidance on the accounting for and reporting of sales subject to rebates and revenue sharing arrangements as well as coupons and discounts. In July 2000, the EITF revised the transition date for this consensus to correspond with the implementation date for Securities and Exchange Commission Staff Accounting Bulletin No. 101
(see below). Accordingly, this EITF consensus is effective beginning in the fourth quarter of 2000. Compliance with this EITF consensus is not expected to have a material impact on the Company's consolidated financial position or results of operations.

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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, as provided for in SFAS No. 137. The Company presently does not utilize rate protection agreements or derivative arrangements. The adoption of this Statement will not have a material impact on the Company's consolidated financial position or results of operations.

Factors That May Affect Future Performance
Statements  contained  in  this document, which are not  historical  facts,  may constitute  forward-looking  statements  as  that  term  is  defined  under  the provisions of the "safe harbor" section of the Private Securities Litigation Reform Act of 1995. All forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ from those projected. The factors that could cause actual results to differ materially include the following: APC's ability to successfully integrate Airflow Company, ABL and Advance Power's operations; the timely development and acceptance of new products; ramp up, expansion, and rationalization of global manufacturing capacity; general worldwide economic conditions; growth rates in the power protection industry and related industries, including but not limited to the PC, server, networking, telecommunications, and enterprise hardware industries; competitive factors and pricing pressures; changes in product mix; changes in the seasonality of demand patterns; inventory risks due to shifts in market demand; the effects of any other possible acquisitions; component constraints and shortages; risk of nonpayment of accounts receivable; the uncertainty of the litigation process including risk of an unexpected, unfavorable result of current or future litigation; financial impact during any period of the Company's licensing of certain patent rights from General Signal Power Systems and from Anthony F. Coppola, as more fully described under Part II, Item 1 - Legal Proceedings; and the risks described from time to time in the Company's filings with the Securities and Exchange Commission. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. The Company disclaims any obligation to publicly update or revise any such statements to reflect any change in Company expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.



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

On or about January 27, 1999, the Company was served with a lawsuit filed by an individual in the United States District Court for the Central District of California alleging patent infringement. The plaintiff, Anthony F. Coppola, claimed sole ownership of the patent referenced in the lawsuit. Coppola sought unspecified damages, costs, fees, and injunctive relief. On or about April 14, 1999, the Company removed the case from the United States District Court for the Central District of California to the United States District Court for the
District of Massachusetts. On September 8, 2000, the parties agreed to the voluntary dismissal of the lawsuit with prejudice. In connection with the resolution of this dispute, the Company agreed to license from Anthony Coppola worldwide patent rights relating to uninterruptible power supply technology for a lump-sum cash payment of $17 million. The license fee was paid from operating cash during the third quarter of 2000.

The Company is also involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations or liquidity.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  Exhibits

Exhibit No. 3.1     Articles   of  Organization  of  the  Company,  as  amended,
                    previously  filed  as an exhibit to the Company's  Quarterly
                    Report on Form 10-Q for the fiscal quarter ended June 27, 1999 and incorporated herein by reference (File No. 1-12432)

Exhibit No. 3.2     By-Laws  of the Company, as amended and restated, previously filed  as an exhibit to the Company's Annual Report on  Form
                    10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference (File No. 1-12432)

Exhibit No. 10.24   Form of Change-in-Control Severance Agreement dated as of
                    July 5, 2000 entered into by the Company with each of Rodger
                    B. Dowdell, Jr. and Neil E. Rasmussen.

Exhibit No. 10.25   Form of Change-in-Control Severance Agreement dated as of
                    July 5, 2000 entered into by the Company with each of Donald
                    M. Muir and Aaron L. Davis.

Exhibit No. 27      Financial Data Schedule

(B)  Reports on Form 8-K

No reports on Form 8-K were filed by American Power Conversion Corporation during the quarter ended October 1, 2000.

                                                                       FORM 10-Q
                                                                 October 1, 2000


                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      AMERICAN POWER CONVERSION CORPORATION

                            Date:  November 15, 2000


                               /s/ Donald M. Muir

                                 Donald M. Muir
                             Chief Financial Officer
                  (Principal Accounting and Financial Officer)

                                                                       FORM 10-Q
                                                                 October 1, 2000

             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
                                  EXHIBIT INDEX

Exhibit Number        Description                                                  Page No

Exhibit No. 3.1       Articles  of Organization of the Company, as  amended,
                      previously  filed  as  an  exhibit  to  the  Company's
                      Quarterly  Report on Form 10-Q for the fiscal  quarter
                      ended  June  27,  1999  and  incorporated  herein   by
                      reference (File No. 1-12432)

Exhibit No. 3.2       By-Laws  of  the  Company, as  amended  and  restated,
                      previously filed as an exhibit to the Company's Annual
                      Report on Form 10-K for the fiscal year ended December
                      31,  1998  and incorporated herein by reference  (File
                      No. 1-12432)

Exhibit No. 10.24     Form of Change-in-Control Severance Agreement dated as         18
                      of  July 5, 2000 entered into by the Company with each
                      of Rodger B. Dowdell, Jr. and Neil E. Rasmussen.

Exhibit No. 10.25     Form of Change-in-Control Severance Agreement dated as         28
                      of  July 5, 2000 entered into by the Company with each
                      of Donald M. Muir and Aaron L. Davis.

Exhibit No. 27        Financial Data Schedule                                        38

                                                                       FORM 10-Q
                                                                 October 1, 2000
                                                                   Exhibit 10.24

                                CHANGE-IN-CONTROL
                               SEVERANCE AGREEMENT


          THIS AGREEMENT, dated as of July 5, 2000, by and between American Power Conversion Corporation, with its principal place of business at 132 Fairgrounds Road, West Kingston, RI (the "Company"), and ________________ (the "Executive").

          WHEREAS, the Company considers it essential to the best interests of its stockholders to foster the continuous employment of key management personnel, and recognizes that, as is the case with many publicly held corporations, the possibility of a change in control may exist and that such possibility, and the uncertainty and questions which it may raise among management, may result in the distraction or departure of management personnel to the detriment of the Company and its stockholders; and

          WHEREAS, the Board of Directors of the Company has determined that appropriate steps should be taken to reinforce and encourage the Executive's continued attention and dedication to the Executive's assigned duties without distraction in the face of potentially disturbing circumstances arising from the possibility of a change in control of the Company, although no such change is presently known to be contemplated.

          NOW THEREFORE, in consideration of the mutual covenants and agreements hereinafter contained and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:



                                    Section 1
                                   DEFINITIONS

          Except as may otherwise be specified or as the context may otherwise require, the following terms shall have the respective meanings set forth below whenever used herein:

          "Annual Bonus" shall mean the annual bonus, or if the Executive is paid a bonus on a quarterly basis, the sum of the four quarterly bonus payments, paid to the Executive for the Company's fiscal year prior to the fiscal year in which the Date of Termination occurs, or, if greater, the fiscal year immediately preceding such prior fiscal year; provided that such amount shall be annualized for any fiscal year consisting of less than 12 full months; and provided, further, that, if at the time of a Covered Termination it is substantially certain that a bonus at a level greater than the bonus paid to Executive for the Company's prior fiscal year (or, if applicable, the next preceding fiscal year) will be paid or payable for the current or recently ended fiscal year, then the bonus which is substantially certain to be paid or payable shall be used for these purposes.

          "Base Salary" shall mean the annual base rate of regular compensation of the Executive immediately before a Covered Termination, or if greater, the highest annual such rate at any time during the 12-month period immediately preceding the Covered Termination.

          "Board" shall mean the Board of Directors of the Company.

          "Cause" shall mean (i) the Executive's engaging in willful and repeated gross negligence or gross misconduct, (ii) the Executive's breaching of a material fiduciary duty to the Employer, or (iii) the Executive's being convicted of a felony, in either case, to the demonstrable and material injury to the Employer. For purposes hereof, no act, or failure to act, on the Executive's part, shall be deemed "willful" unless done, or omitted to be done, by the Executive not in good faith and without reasonable belief that any act or omission was in the best interest of the Employer.

          "Change in Control" shall mean the first to occur, after the date hereof, of any of the following:

          (i) the members of the Board at the beginning of any consecutive 24-calendar-month period (the "Incumbent Directors") cease for any reason other than due to death to constitute at least a majority of the members of the Board; provided that any director whose election, or nomination for election by the Company's stockholders, was approved by a vote of at least a majority of the members of the Board then still in office who were members of the Board at the beginning of such 24-calendar-month period, shall be deemed to be an Incumbent Director;

          (ii) any consolidation or merger of the Company where the stockholders of the Company, immediately prior to the consolidation or merger, would not, immediately after the consolidation or merger, beneficially own (as such term is defined in Rule 13d-3 under the Securities Exchange Act), directly or indirectly, shares of Stock representing in the aggregate 50% or more of the combined voting power of the securities of the corporation issuing cash or securities in the consolidation or merger (or of its ultimate parent corporation, if any); or

          (iii) there shall occur (A) any sale, lease, exchange or other transfer (in one transaction or a series of transactions contemplated or arranged by any party as a single plan) of all or substantially all of the assets of the Company, other than a sale or disposition by the Company of all or substantially all of the Company's assets to an entity, at least 50% of the combined voting power of the voting securities of which are owned by Persons in substantially the same proportion as their ownership of the Company immediately prior to such sale or (B) the approval by stockholders of the Company of any plan or proposal for the liquidation or dissolution of the Company.

Upon the occurrence of a Change in Control as provided above, no subsequent event or condition shall constitute a Change in Control for purposes of this Agreement, with the result that there can be no more than one Change in Control hereunder.
          "Code" shall mean the Internal Revenue Code of 1986, as amended.

          "Company" shall mean, subject to Section 4.1(a), American Power Conversion Corporation, a Massachusetts corporation.

          "Covered Termination" shall mean if, within the two-year period immediately following a Change in Control, the Executive (i) is terminated by the Employer without Cause (other than on account of death or Disability), or
(ii) terminates the Executive's employment with the Employer for Good Reason. The Executive shall not be deemed to have terminated for purposes of this Agreement merely because he or she ceases to be employed by the Employer and becomes employed by a new employer involved in the Change in Control; provided that such new employer shall be bound by this Agreement as if it were the Employer hereunder with respect to the Executive. It is expressly understood that no Covered Termination shall be deemed to have occurred merely because, upon the occurrence of a Change in Control, the Executive ceases to be employed by the Employer and does not become employed by a successor to the Employer after the Change in Control if the successor makes an offer to employ the Executive on terms and conditions which, if imposed by the Employer, would not give the Executive a basis on which to terminate employment for Good Reason.

          "Date of Termination" shall mean the date on which a Covered Termination occurs.

          "Disability" shall mean the occurrence after a Change in Control of the incapacity of the Executive due to physical or mental illness, whereby the Executive shall have been absent from the full-time performance of the Executive's duties with the Employer for six consecutive months or, in any one year period, for an aggregate of six months.

          "Employer" shall mean the Company (if and for so long as the Executive is employed thereby) and each Subsidiary which may now or hereafter employ the Executive or, where the context so requires, the Company and such Subsidiaries collectively. A subsidiary which ceases to be, directly or indirectly, through one or more intermediaries, controlling, controlled by or under common control with the Company prior to a Change in Control (other than in connection with and as an integral part of a series of transactions resulting in a Change in Control) shall, automatically and without any further action, cease to be (or be part of) the Employer for purposes hereof.

          "Good Reason" shall mean, without the express written consent of the Executive, the occurrence after a Change in Control of any of the following circumstances, unless such circumstances are fully corrected prior to the Date of Termination specified in the Notice of Termination given in respect thereof:

          (i) the material reduction of the Executive's title, or the reduction of the Executive's authority, duties or responsibilities, or the assignment to the Executive of any duties inconsistent with Executive's position, authority, duties or responsibilities from those in effect immediately prior to the Change in Control;

          (ii) a reduction in the Executive's Base Salary as in effect immediately before the Change in Control;

          (iii) a material reduction in the Executive's aggregate compensation opportunity, comprised only of the Executive's (A) Base Salary, and
          (B) bonus opportunity (taking into account, without limitation, any target, minimum and maximum amounts payable and the attainability and otherwise the reasonableness of any performance hurdles, goals and other measures), if any;

          (iv) the Company's requiring the Executive to be based at any office or location more than 25 miles from that location at which the Executive performed Executive's services immediately prior to the occurrence of a Change in Control, except for travel reasonably required in the performance of the Executive's responsibilities;

          (v) the failure of the Company to obtain a reasonable agreement from any successor to assume and agree to perform this Agreement, as contemplated in Section 4.1(a);

          (vi) the failure of the Company to pay the Executive any amounts due hereunder; or

          (vii) any other material breach by the Company of this Agreement.

          "Notice of Termination" shall mean a notice given by the Employer or Executive, as applicable, which shall indicate the date of termination and the specific termination provision in this Agreement relied upon and shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive's employment under the provisions so indicated.

          "Person" shall have the meaning ascribed thereto by Section 3(a)(9) of the Securities Exchange Act, as modified and used in Sections 13(d) and 14(d) thereof (except that such term shall not include (i) the Company or any of its Subsidiaries, (ii) a trustee or other fiduciary holding securities under an employee benefit plan of the Company or any of its Subsidiaries, (iii) an underwriter temporarily holding securities pursuant to an offering of such securities, (iv) a corporation owned, directly or indirectly, by the stockholders of the Company in substantially the same proportion as their ownership of stock of the Company, or (v) such Executive or any "group" (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act) which includes the Executive).

           "Securities Exchange Act" shall mean the Securities Exchange Act of 1934, as amended.

          "Stock" shall mean the common stock, $.01 par value, of the Company.

          "Subsidiary" shall mean any entity, directly or indirectly, through one or more intermediaries, controlled by the Company.



                                    Section 2
                                    BENEFITS

          2.1  If a Change in Control occurs, then:

          (a) subject to Section 2.2, (i) any and all outstanding unvested stock options and stock appreciation rights held by the Executive shall thereupon automatically vest and become immediately exercisable in accordance with their terms, and (ii) notwithstanding anything to the contrary contained in clause (i), upon a termination of employment (regardless of the party initiating the termination, for any reason or no reason), all stock options and stock appreciation rights held by the Executive shall be exercisable for the lesser of
(A) the remainder of the generally applicable term of the stock options or stock appreciation rights, which is measured from the date of grant thereof, and (B) three years from the date of such termination; provided that nothing in this
Section 2.1(a) shall reduce or otherwise adversely affect the rights under such stock options and stock appreciation rights that the Executive would have without regard to this Section 2.1(a); and

          (b) any and all restricted stock and restricted stock rights then held by the Executive shall thereupon fully vest and become immediately transferable free of restrictions, other than restrictions imposed by applicable law.

          2.2 Notwithstanding Section 2.1, the following additional provisions shall apply in the case of an option which is an "incentive stock option" as defined in Section 422(b) of the Code (and not previously converted to a non-qualified stock option):

          (a) unless otherwise provided by the Company, Section 2.1(a)(i) shall not apply if and to the extent that the acceleration set forth therein would violate the annual exercisability limitation contained in Section 422(d) of the Code, and, in such case, the Company (or the Board or any committee thereof) shall have the right with (and only with) the consent of the Executive, to accelerate the date on which any installment of any option becomes exercisable; and

          (b) Section 2.1(a)(ii) shall not apply to the extent that the applicability of Section 2.1(a)(ii) would cause the stock option not to be an incentive stock option under Section 422(b) of the Code.

          2.3 If a Covered Termination occurs, then the Executive shall be entitled hereunder to the following:

          (a) the Company shall pay to the Executive an amount equal to three times the sum of (i) the Executive's Base Salary and (ii) the Executive's Annual Bonus;

          (b) for a period of three years after such termination, the Employer shall arrange to make available to the Executive medical, dental, vision, group life and disability benefits that are at least at a level (and cost to the Executive) that is substantially similar in the aggregate to the level of such benefits which was available to the Executive immediately prior to the Change in Control; provided that (i) the Employer shall be required to provide group life and disability benefits only to the extent it is able to do so on reasonable terms and at a reasonable cost, (ii) the Employer shall not be required to provide benefits under this Section 2.3(b) upon and after the Change in Control which are in excess of those provided to a significant number of executives of similar status who are employed by the Employer from time to time upon and after the Change in Control, and (iii) no type of benefit otherwise to be made available to the Executive pursuant to this Section 2.3(b) shall be required to be made available to the extent that such type of benefit is made available to the Executive by any subsequent employer of the Executive;

          (c) in addition to the benefits to which the Executive is entitled under any tax-qualified defined benefit retirement plan (the "Retirement Plan") and defined benefit supplemental executive retirement plan of the Company (the "SERP"), including any successor plans thereto, the Employer shall pay to the Executive in cash:

          (i) the present value of the retirement benefits (or, if available, the lump-sum retirement benefits) which would have accrued under the terms of the Retirement Plan and the SERP (without regard to any amendment to the Retirement Plan or the SERP made subsequent to a Change in Control and prior to the Date of Termination, which amendment adversely affects in any manner the computation of retirement benefits thereunder), determined as if the Executive was 36 months older than their actual age at the Date of Termination and had accumulated (after the Date of Termination) 36 additional months of service credit for vesting, benefit accrual and eligibility purposes thereunder at their highest annual rate of compensation during the 12 months immediately preceding the Date of Termination (or, if higher, as in effect at the time of the Change in Control) and as if any benefit indexing factors continued at the rate applicable at the Date of Termination, minus

          (ii) the present value of the vested retirement benefits (or, if available, the lump-sum retirement benefits) which had then accrued pursuant to the provisions of the Retirement Plan and the SERP; provided, however, that any payment otherwise provided for under this
          Section 2.3(c) shall be reduced by the present value of any retirement (including early retirement) incentives offered for a limited time to, and accepted by, the Executive (whether or not under a tax-qualified plan).

          (d) the Employer shall provide the Executive with out placement service through a bona fide outplacement organization acceptable to the Executive that, at a minimum, agrees to supply the Executive with outplacement counseling, a private office and administrative support including telephone service until the earlier of one year from the Date of Termination or until such time that Executive secures suitable employment;

          (e) the Company shall pay for the Executive to receive financial planning services for which the Company pays not more than $5,000; and

          (f) the Company shall provide the Executive with a payment for any accrued but unused vacation.

          2.4 (a) The payments provided for in Section 2.3 shall (except as otherwise expressly provided therein or as provided in Section 2.4(b) or as otherwise expressly provided hereunder) be made as soon as practicable, but in no event later than 30 days, following the Date of Termination.

          (b) Notwithstanding any other provision of this Agreement to the contrary, no payment or benefit otherwise provided for under or by virtue of the foregoing provisions of this Agreement shall be paid or otherwise made available unless and until the Employer shall have first received from the Executive (no later than 60 days after the Employer has provided to the Executive estimates relating to the payments to be made under this Agreement) a valid, binding and irrevocable general release, in form and substance reasonably acceptable to the Employer; provided that the Employer shall be permitted to defer any payment or benefit otherwise provided for in this Agreement to the fifth day after the later of its receipt of such release and the time at which the release has become valid, binding and irrevocable.

          2.5 Notwithstanding any other provision of this Agreement to the contrary, to the extent permitted by the Worker Adjustment and Retraining Notification Act ("WARN"), any benefit payable hereunder to the Executive as a consequence of the Executive's Covered Termination shall be reduced by any amounts required to be paid under Section 2104 of WARN to the Executive in connection with such Covered Termination.



                                    Section 3
                            PARACHUTE TAX PROVISIONS

          3.1 If all, or any portion, of the payments and benefits provided under this Agreement, if any, either alone or together with other payments and benefits which the Executive receives or is entitled to receive from the Company or its affiliates, would constitute an excess "parachute payment" within the meaning of Section 280G of the Code (whether or not under an existing plan, arrangement or other agreement) (each such parachute payment, a "Parachute Payment"), and would result in the imposition on the Executive of an excise tax under Section 4999 of the Code, then, in addition to any other benefits to which the Executive is entitled under this Agreement or otherwise, the Executive shall be paid an amount in cash equal to the sum of the excise taxes payable by the Executive by reason of receiving Parachute Payments plus the amount necessary to place the Executive in the same after-tax position (taking into account any and all applicable federal, state and local excise, income or other taxes at the highest possible applicable rates on such Parachute Payments (including, without limitation, any payments under this Section 3.1)) as if no excise taxes had been imposed with respect to Parachute Payments (the "Parachute Gross-up"). Any Parachute Gross-up otherwise required by this Section 3.1 shall be made not later than the time of the corresponding payment or benefit hereunder giving rise to the underlying Section 4999 excise tax, even if the payment of the excise tax is not required under the Code until a later time.

          3.2 Except as may otherwise be agreed to by the Company and the Executive, the amount or amounts (if any) payable under this Section 3 shall be determined, at the sole cost of the Company, by the Company's independent auditors (who served in such capacity immediately prior to the Change in Control), whose determination or determinations shall be final and binding on all parties. The Executive hereby agrees to utilize such determination or determinations, as applicable, in filing all of the Executive's tax returns with respect to the excise tax imposed by Section 4999 of the Code. If such independent auditors refuse to make the required determinations, then such determinations shall be made by a comparable independent accounting firm of national reputation reasonably selected by the Company. Notwithstanding any other provision of this Agreement to the contrary, as a condition to receiving any Parachute Gross-up payment, the Executive hereby agrees to be bound by and comply with the provisions of this Section 3.2.



                                    Section 4
                                  MISCELLANEOUS

          4.1 (a) The Company shall require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business or assets of the Company expressly to assume and agree to perform under the terms of this Agreement in the same manner and to the same extent that the Company and its affiliates would be required to perform it if no such succession had taken place (provided that such a requirement to perform which arises by operation of law shall be deemed to satisfy the requirements for such an express assumption and agreement), and in such event the Company (as constituted prior to such succession) shall have no further obligation under or with respect to this Agreement. Failure of the Company to obtain such assumption and agreement with respect to the Executive prior to the effectiveness of any such succession shall be a breach of the terms of this Agreement with respect to the Executive and shall entitle the Executive to compensation from the Employer (as constituted prior to such succession) in the same amount and on the same terms as the Executive would be entitled to hereunder were the Executive's employment terminated for Good Reason following a Change in Control, except that for purposes of implementing the foregoing, the date on which any such succession becomes effective shall be deemed the Date of Termination. As used in this Agreement, "Company" shall mean the Company as hereinbefore defined and any successor to its business or assets as aforesaid which assumes and agrees (or is otherwise required) to perform this Agreement. Nothing in this Section 4.1(a) shall be deemed to cause any event or condition which would otherwise constitute a Change in Control not to constitute a Change in Control.

          (b) Notwithstanding Section 4.1(a), the Company shall remain liable to the Executive upon a Covered Termination after a Change in Control if (i) the Executive is not offered continuing employment by a successor to the Employer or
(ii) the Executive declines such an offer and the Executive's resulting termination of employment otherwise constitutes a Covered Termination hereunder.

          (c) This Agreement, and the Executive's and the Company's rights and obligations hereunder, may not be assigned by the Executive or, except as provided in Section 4.1(a), the Company, respectively; any purported assignment by the Executive or the Company in violation hereof shall be null and void.

          (d) The terms of this Agreement shall inure to the benefit of and be enforceable by the personal or legal representatives, executors, administrators, permitted successors, heirs, distributees, devisees and legatees of the Executive. If the Executive shall die while an amount would still be payable to the Executive hereunder if they had continued to live, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement to the Executive's devisee, legatee or other designee or, if there is no such designee, the Executive's estate.

          4.2 Except as expressly provided in Section 2.3, the Executive shall not be required to mitigate damages or the amount of any payment or benefit provided for under this Agreement by seeking other employment or otherwise, nor will any payments or benefits hereunder be subject to offset in the event the Executive does mitigate.

          4.3 The Employer shall pay all legal fees and expenses incurred in a legal proceeding by the Executive in seeking to obtain or enforce any right or benefit provided by this Agreement. Such payments are to be made within five days after the Executive's request for payment accompanied with such evidence of fees and expenses incurred as the Employer reasonably may require; provided that if the Executive institutes a proceeding and the judge or other decision-maker presiding over the proceeding affirmatively finds that the Executive has failed to prevail substantially, the Executive shall pay Executive's own costs and expenses (and, if applicable, return any amounts theretofore paid on the Executive's behalf under this Section 4.3).

          4.4 The Executive may file a claim for benefits under this Agreement by written communication to the Board. A claim is not considered filed until such communication is actually received by the Board. Within 90 days (or, if special circumstances require an extension of time for processing, 180 days, in which case notice of such special circumstances shall be provided within the initial 90-day period) after the filing of the claim, the Board shall:

          (i) approve the claim and take appropriate steps for satisfaction of the claim; or

          (ii) if the claim is wholly or partially denied, advise the Executive of such denial by furnishing to him or her a written notice of such denial setting forth (A) the specific reason or reasons for the denial; (B) specific reference to pertinent provisions of this Agreement on which the denial is based and, if the denial is based in whole or in part on any rule of construction or interpretation adopted by the Board, a reference to such rule, a copy of which shall be provided to the Executive; (C) a description of any additional material or information necessary for the Executive to perfect the claim and an explanation of the reasons why such material or information is necessary; and (D) a reference to this Section 4.4.

          4.5 For the purposes of this Agreement, notice and all other communications provided for in this Agreement shall be in writing and shall be deemed to have been duly given when hand delivered or mailed by United States certified or registered express mail, return receipt requested, postage prepaid, if to the Executive, addressed to the Executive at his or her respective address on file with the Company; if to the Company, addressed to American Power Conversion Corporation, 132 Fairgrounds Road, West Kingston, RI 02892, and directed to the attention of its General Counsel; if to the Board, addressed to the Board of Directors, c/o 132 Fairgrounds Road, West Kingston, RI 02892, and directed to the Company's General Counsel; or to such other address as any party may have furnished to the others in writing in accordance herewith, except that notice of change of address shall be effective only upon receipt.

          4.6 Unless otherwise determined by the Employer in an applicable plan or arrangement, no amounts payable hereunder upon a Covered Termination shall be deemed salary or compensation for the purpose of computing benefits under any employee benefit plan or other arrangement of the Employer for the benefit of its employees unless the Employer shall determine otherwise.

          4.7 This Agreement is the exclusive arrangement with the Executive applicable to payments and benefits in connection with a change in control of the Company (whether or not a Change in Control), and supersedes any prior arrangements involving the Company or its predecessors or affiliates relating to changes in control (whether or not Changes in Control). This Agreement shall not limit any right of the Executive to receive any payments or benefits under an employee benefit or executive compensation plan of the Employer, initially adopted as of or after the date hereof, which are expressly contingent thereunder upon the occurrence of a change in control (including, but not limited to, the acceleration of any rights or benefits thereunder); provided that in no event shall the Executive be entitled to any payment or benefit under this Agreement which duplicates a payment or benefit received or receivable by the Executive under any severance or similar plan or policy of the Employer, and in any such case the Executive shall only be entitled to receive the greater of the two payments.

          4.8 Any payments hereunder shall be made out of the general assets of the Employer. The Executive shall have the status of general unsecured creditor of the Employer, and this Agreement constitutes a mere promise by the Employer to make payments under this Agreement in the future as and to the extent provided herein.

          4.9 Nothing in this Agreement shall confer on the Executive any right to continue in the employ of the Employer or interfere in any way (other than by virtue of requiring payments or benefits as may expressly be provided herein) with the right of the Employer to terminate the Executive's employment at any time.

          4.10 The Employer shall be entitled to withhold from any payments or deemed payments any amount of tax withholding required by law.

          4.11 Any controversy or claim arising out of or relating to this Agreement or the breach of this Agreement that is not resolved by the Employer and the Executive shall be submitted to arbitration in Providence, Rhode Island, in accordance with Massachusetts law and the procedures of the American Arbitration Association. The determination of the arbitrator(s) shall be conclusive and binding on the Employer and Executive and judgment may be entered on the arbitrator(s)' award in any court having jurisdiction.

          4.12 (a) This Agreement may be amended, superseded, canceled, renewed or extended, and the terms hereof may be waived, only by a written instrument signed by the parties or, in the case of a waiver, by the party waiving compliance. No delay on the part of any party in exercising any right, power or privilege hereunder shall operate as a waiver thereof, nor shall any waiver on the part of any party of any such right, power or privilege nor any single or partial exercise of any such right, power or privilege, preclude any other or further exercise thereof or the exercise of any other such right, power or privilege.

          (b) Notwithstanding Section 4.12(a), the Board, or any committee thereof, on written notice to the Executive, may unilaterally terminate all or part of this Agreement as to any particular business combination, without liability to the Executive hereunder, in the event that the Company is advised in writing by its independent accounting firm that certain terms of this Agreement make "pooling of interests" accounting treatment for such business combination unavailable to the Company (thereby rendering all or part of this Agreement of no force or effect only with respect to such combination). Any such notice to the Executive must be accompanied by a copy of the independent accounting firm's written advice.

          4.13 The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement which shall remain in full force and effect.

          4.14 The use of captions in this Agreement is for convenience. The captions are not intended to and do not provide substantive rights.

          4.15 In consideration of, among other things, the Company's entering into this Agreement, the Executive has concurrently herewith executed an Agreement Relating to Non-Competition, a copy of which is attached hereto as
Schedule 1.

          4.16 THIS AGREEMENT SHALL BE CONSTRUED, ADMINISTERED AND ENFORCED ACCORDING TO THE LAWS OF THE COMMONWEALTH OF MASSACHUSETTS WITHOUT REGARD TO PRINCIPLES OF CONFLICTS OF LAW, EXCEPT TO THE EXTENT PREEMPTED BY FEDERAL LAW.

          IN WITNESS WHEREOF, the parties hereto have signed their names, effective as of the date first above written.


                                   AMERICAN POWER CONVERSION CORPORATION


                                   By:______________________________
                                   Name:____________________________
                                   Title:___________________________


                                   _________________________________

                                   Schedule 1

                      AGREEMENT RELATING TO NON-COMPETITION


I, _______________, in consideration of having been offered by American Power Conversion Corporation a Change-in-Control Severance Agreement, dated as of the date hereof (a "Severance Agreement"), hereby agree as follows:

1.   Non-competition.

     1.1 I acknowledge that (i) the principal business of American Power Conversion Corporation and its subsidiaries ("Company") is the development, manufacture, production, marketing, licensing and selling of power protection equipment, including uninterruptible power supplies, surge suppressors and related software, and the related manageability, availability and performance of sensitive networking, electronic, communication and industrial systems and equipment (such business, and any and all other businesses that after the date hereof, become material with respect to the Company's then-overall business, herein collectively referred to as the "Business"); (ii) Company is one of a limited number of persons who have developed or are in the process of developing the Business; (iii) the Business is international in scope; (iv) my relationship with Company has given and will continue to give me access to the confidential, proprietary and trade secret information of Company or access to the Company's customers or perspective customers; and (v) the agreements and covenants I have made in this Agreement are essential to the business and goodwill of Company, and are required by Company in connection with my acceptance of a Severance Agreement.

     1.2 I covenant and agree that during the period commencing on the date hereof and ending two years following the date of termination of my employment with Company, for any reason or no reason, I shall not directly or indirectly,
(i) develop, manufacture, produce, market, license, sell or aid in the development, manufacturing, production, marketing, licensing or sale of any product which competes, or is planned to compete, with any products (including products under development as of the date of my termination) of the Company in connection with the Business; (ii) otherwise engage in the Business for my own account; (iii) render any services to any person, corporation, partnership or other entity (hereinafter referred to as a "person") other than Company engaged in the Business; or (iv) become interested in any such person (other than Company) as a partner, shareholder, principal, agent, employee, consultant or in any other relationship or capacity; provided, however, that notwithstanding the above, I may own, directly or indirectly, solely as an investment, securities of any such person which are traded on any national securities exchange or NASDAQ if I (y) am not a controlling person of, or a member of a group which controls such person; and (z) do not, directly or indirectly own 2% or more of any class of securities of such person.

2. Equitable Relief. I acknowledge and agree that monetary damages would not be a sufficient remedy for a breach of the obligations described herein and that, in addition to all other rights and remedies which may be available to Company, Company shall be entitled to equitable relief (without the need to prove damages or to post a bond), including injunction and specific performance, for any breach by me of the obligations described herein.

3. Assignment. The obligations described herein are personal to me and may not be assigned by me to any other party; any unauthorized assignment or other transfer shall be null and void. This Agreement shall inure to the benefit of the Company's successors and assigns.

4. Confirmation. I hereby confirm to Company that I have the right to enter into this Agreement and to perform my obligations hereunder, and that there are no restrictions or obligations to any third parties, which would in any way detract from or affect my performance hereunder.

5. Termination of Employment. Nothing herein is considered to constitute a right to continued employment. Subject to the provisions of the Severance Agreement, my employment is terminable at will at any time by Company for any reason whatsoever. Termination of my employment for any reason will not release me from any obligations hereunder, and this Agreement shall survive any such termination in accordance with its terms.

6. Severability. If it is determined that any of the provisions of this Agreement, including, without limitation, any of the restrictive covenants contained herein, or any part thereof, is invalid or unenforceable, the remainder of the provisions of this Agreement shall not thereby be affected and shall be given full effect, without regard to the invalid portions.

7. Modification and Waiver. This Agreement may not be modified without the prior written consent of American Power Conversion Corporation. No failure or delay by Company in exercising any right with respect to this Agreement shall operate as a waiver thereof, and no single or partial exercise of any right shall preclude any other or further exercise thereof or the exercise of any right hereunder.

8. Governing Law. THIS AGREEMENT SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE COMMONWEALTH OF MASSACHUSETTS WITHOUT REFERENCE TO ITS CONFLICTS OF LAW PRINCIPLES.

IN WITNESS WHEREOF, this Agreement Relating to Noncompetition has been executed as of this 5th day of July, 2000.

                                       AMERICAN POWER CONVERSION CORPORATION


                                       By:________________________________
                                       Name:______________________________
                                       Title:_____________________________



                                       ___________________________________

                                                                       FORM 10-Q
                                                                 October 1, 2000
                                                                   Exhibit 10.25

                                CHANGE-IN-CONTROL
                               SEVERANCE AGREEMENT


          THIS AGREEMENT, dated as of July 5, 2000, by and between American Power Conversion Corporation, with its principal place of business at 132 Fairgrounds Road, West Kingston, RI (the "Company"), and ________________ (the "Executive").

          WHEREAS, the Company considers it essential to the best interests of its stockholders to foster the continuous employment of key management personnel, and recognizes that, as is the case with many publicly held corporations, the possibility of a change in control may exist and that such possibility, and the uncertainty and questions which it may raise among management, may result in the distraction or departure of management personnel to the detriment of the Company and its stockholders; and

          WHEREAS, the Board of Directors of the Company has determined that appropriate steps should be taken to reinforce and encourage the Executive's continued attention and dedication to the Executive's assigned duties without distraction in the face of potentially disturbing circumstances arising from the possibility of a change in control of the Company, although no such change is presently known to be contemplated.

          NOW THEREFORE, in consideration of the mutual covenants and agreements hereinafter contained and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:



                                    Section 1
                                   DEFINITIONS

          Except as may otherwise be specified or as the context may otherwise require, the following terms shall have the respective meanings set forth below whenever used herein:

          "Annual Bonus" shall mean the annual bonus, or if the Executive is paid a bonus on a quarterly basis, the sum of the four quarterly bonus payments, paid to the Executive for the Company's fiscal year prior to the fiscal year in which the Date of Termination occurs, or, if greater, the fiscal year immediately preceding such prior fiscal year; provided that such amount shall be annualized for any fiscal year consisting of less than 12 full months; and provided, further, that, if at the time of a Covered Termination it is substantially certain that a bonus at a level greater than the bonus paid to Executive for the Company's prior fiscal year (or, if applicable, the next preceding fiscal year) will be paid or payable for the current or recently ended fiscal year, then the bonus which is substantially certain to be paid or payable shall be used for these purposes.

          "Base Salary" shall mean the annual base rate of regular compensation of the Executive immediately before a Covered Termination, or if greater, the highest annual such rate at any time during the 12-month period immediately preceding the Covered Termination.

          "Board" shall mean the Board of Directors of the Company.

          "Cause" shall mean (i) the Executive's engaging in willful and repeated gross negligence or gross misconduct, (ii) the Executive's breaching of a material fiduciary duty to the Employer, or (iii) the Executive's being convicted of a felony, in either case, to the demonstrable and material injury to the Employer. For purposes hereof, no act, or failure to act, on the Executive's part, shall be deemed "willful" unless done, or omitted to be done, by the Executive not in good faith and without reasonable belief that any act or omission was in the best interest of the Employer.

          "Change in Control" shall mean the first to occur, after the date hereof, of any of the following:

          (i) the members of the Board at the beginning of any consecutive 24-calendar-month period (the "Incumbent Directors") cease for any reason other than due to death to constitute at least a majority of the members of the Board; provided that any director whose election, or nomination for election by the Company's stockholders, was approved by a vote of at least a majority of the members of the Board then still in office who were members of the Board at the beginning of such 24-calendar-month period, shall be deemed to be an Incumbent Director;

          (ii) any consolidation or merger of the Company where the stockholders of the Company, immediately prior to the consolidation or merger, would not, immediately after the consolidation or merger, beneficially own (as such term is defined in Rule 13d-3 under the Securities Exchange Act), directly or indirectly, shares of Stock representing in the aggregate 50% or more of the combined voting power of the securities of the corporation issuing cash or securities in the consolidation or merger (or of its ultimate parent corporation, if any); or

          (iii) there shall occur (A) any sale, lease, exchange or other transfer (in one transaction or a series of transactions contemplated or arranged by any party as a single plan) of all or substantially all of the assets of the Company, other than a sale or disposition by the Company of all or substantially all of the Company's assets to an entity, at least 50% of the combined voting power of the voting securities of which are owned by Persons in substantially the same proportion as their ownership of the Company immediately prior to such sale or (B) the approval by stockholders of the Company of any plan or proposal for the liquidation or dissolution of the Company.

Upon the occurrence of a Change in Control as provided above, no subsequent event or condition shall constitute a Change in Control for purposes of this Agreement, with the result that there can be no more than one Change in Control hereunder.
          "Code" shall mean the Internal Revenue Code of 1986, as amended.

          "Company" shall mean, subject to Section 4.1(a), American Power Conversion Corporation, a Massachusetts corporation.

          "Covered Termination" shall mean if, within the two-year period immediately following a Change in Control, the Executive (i) is terminated by the Employer without Cause (other than on account of death or Disability), or
(ii) terminates the Executive's employment with the Employer for Good Reason. The Executive shall not be deemed to have terminated for purposes of this Agreement merely because he or she ceases to be employed by the Employer and becomes employed by a new employer involved in the Change in Control; provided that such new employer shall be bound by this Agreement as if it were the Employer hereunder with respect to the Executive. It is expressly understood that no Covered Termination shall be deemed to have occurred merely because, upon the occurrence of a Change in Control, the Executive ceases to be employed by the Employer and does not become employed by a successor to the Employer after the Change in Control if the successor makes an offer to employ the Executive on terms and conditions which, if imposed by the Employer, would not give the Executive a basis on which to terminate employment for Good Reason.

          "Date of Termination" shall mean the date on which a Covered Termination occurs.

          "Disability" shall mean the occurrence after a Change in Control of the incapacity of the Executive due to physical or mental illness, whereby the Executive shall have been absent from the full-time performance of the Executive's duties with the Employer for six consecutive months or, in any one year period, for an aggregate of six months.

          "Employer" shall mean the Company (if and for so long as the Executive is employed thereby) and each Subsidiary which may now or hereafter employ the Executive or, where the context so requires, the Company and such Subsidiaries collectively. A subsidiary which ceases to be, directly or indirectly, through one or more intermediaries, controlling, controlled by or under common control with the Company prior to a Change in Control (other than in connection with and as an integral part of a series of transactions resulting in a Change in Control) shall, automatically and without any further action, cease to be (or be part of) the Employer for purposes hereof.

          "Good Reason" shall mean, without the express written consent of the Executive, the occurrence after a Change in Control of any of the following circumstances, unless such circumstances are fully corrected prior to the Date of Termination specified in the Notice of Termination given in respect thereof:

          (i) the material reduction of the Executive's title, or the reduction of the Executive's authority, duties or responsibilities, or the assignment to the Executive of any duties inconsistent with Executive's position, authority, duties or responsibilities from those in effect immediately prior to the Change in Control;

          (ii) a reduction in the Executive's Base Salary as in effect immediately before the Change in Control;

          (iii) a material reduction in the Executive's aggregate compensation opportunity, comprised only of the Executive's (A) Base Salary, and
          (B) bonus opportunity (taking into account, without limitation, any target, minimum and maximum amounts payable and the attainability and otherwise the reasonableness of any performance hurdles, goals and other measures), if any;

          (iv) the Company's requiring the Executive to be based at any office or location more than 25 miles from that location at which the Executive performed Executive's services immediately prior to the occurrence of a Change in Control, except for travel reasonably required in the performance of the Executive's responsibilities;

          (v) the failure of the Company to obtain a reasonable agreement from any successor to assume and agree to perform this Agreement, as contemplated in Section 4.1(a);

          (viii) the failure of the Company to pay the Executive any amounts due hereunder; or

          (ix) any other material breach by the Company of this Agreement.

          "Notice of Termination" shall mean a notice given by the Employer or Executive, as applicable, which shall indicate the date of termination and the specific termination provision in this Agreement relied upon and shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive's employment under the provisions so indicated.

          "Person" shall have the meaning ascribed thereto by Section 3(a)(9) of the Securities Exchange Act, as modified and used in Sections 13(d) and 14(d) thereof (except that such term shall not include (i) the Company or any of its Subsidiaries, (ii) a trustee or other fiduciary holding securities under an employee benefit plan of the Company or any of its Subsidiaries, (iii) an underwriter temporarily holding securities pursuant to an offering of such securities, (iv) a corporation owned, directly or indirectly, by the stockholders of the Company in substantially the same proportion as their ownership of stock of the Company, or (v) such Executive or any "group" (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act) which includes the Executive).

           "Securities Exchange Act" shall mean the Securities Exchange Act of 1934, as amended.

          "Stock" shall mean the common stock, $.01 par value, of the Company.

          "Subsidiary" shall mean any entity, directly or indirectly, through one or more intermediaries, controlled by the Company.



                                    Section 2
                                    BENEFITS

          2.2  If a Change in Control occurs, then:

          (a) subject to Section 2.2, (i) any and all outstanding unvested stock options and stock appreciation rights held by the Executive shall thereupon automatically vest and become immediately exercisable in accordance with their terms, and (ii) notwithstanding anything to the contrary contained in clause (i), upon a termination of employment (regardless of the party initiating the termination, for any reason or no reason), all stock options and stock appreciation rights held by the Executive shall be exercisable for the lesser of
(A) the remainder of the generally applicable term of the stock options or stock appreciation rights, which is measured from the date of grant thereof, and (B) three years from the date of such termination; provided that nothing in this
Section 2.1(a) shall reduce or otherwise adversely affect the rights under such stock options and stock appreciation rights that the Executive would have without regard to this Section 2.1(a); and

          (b) any and all restricted stock and restricted stock rights then held by the Executive shall thereupon fully vest and become immediately transferable free of restrictions, other than restrictions imposed by applicable law.

          2.2 Notwithstanding Section 2.1, the following additional provisions shall apply in the case of an option which is an "incentive stock option" as defined in Section 422(b) of the Code (and not previously converted to a non-qualified stock option):

          (a) unless otherwise provided by the Company, Section 2.1(a)(i) shall not apply if and to the extent that the acceleration set forth therein would violate the annual exercisability limitation contained in Section 422(d) of the Code, and, in such case, the Company (or the Board or any committee thereof) shall have the right with (and only with) the consent of the Executive, to accelerate the date on which any installment of any option becomes exercisable; and

          (b) Section 2.1(a)(ii) shall not apply to the extent that the applicability of Section 2.1(a)(ii) would cause the stock option not to be an incentive stock option under Section 422(b) of the Code.

          2.3 If a Covered Termination occurs, then the Executive shall be entitled hereunder to the following:

          (a) the Company shall pay to the Executive an amount equal to two times the sum of (i) the Executive's Base Salary and (ii) the Executive's Annual Bonus;

          (b) for a period of two years after such termination, the Employer shall arrange to make available to the Executive medical, dental, vision, group life and disability benefits that are at least at a level (and cost to the Executive) that is substantially similar in the aggregate to the level of such benefits which was available to the Executive immediately prior to the Change in Control; provided that (i) the Employer shall be required to provide group life and disability benefits only to the extent it is able to do so on reasonable terms and at a reasonable cost, (ii) the Employer shall not be required to provide benefits under this Section 2.3(b) upon and after the Change in Control which are in excess of those provided to a significant number of executives of similar status who are employed by the Employer from time to time upon and after the Change in Control, and (iii) no type of benefit otherwise to be made available to the Executive pursuant to this Section 2.3(b) shall be required to be made available to the extent that such type of benefit is made available to the Executive by any subsequent employer of the Executive;

          (c) in addition to the benefits to which the Executive is entitled under any tax-qualified defined benefit retirement plan (the "Retirement Plan") and defined benefit supplemental executive retirement plan of the Company (the "SERP"), including any successor plans thereto, the Employer shall pay to the Executive in cash:

          (i) the present value of the retirement benefits (or, if available, the lump-sum retirement benefits) which would have accrued under the terms of the Retirement Plan and the SERP (without regard to any amendment to the Retirement Plan or the SERP made subsequent to a Change in Control and prior to the Date of Termination, which amendment adversely affects in any manner the computation of retirement benefits thereunder), determined as if the Executive was 36 months older than their actual age at the Date of Termination and had accumulated (after the Date of Termination) 36 additional months of service credit for vesting, benefit accrual and eligibility purposes thereunder at their highest annual rate of compensation during the 12 months immediately preceding the Date of Termination (or, if higher, as in effect at the time of the Change in Control) and as if any benefit indexing factors continued at the rate applicable at the Date of Termination, minus

          (ii) the present value of the vested retirement benefits (or, if available, the lump-sum retirement benefits) which had then accrued pursuant to the provisions of the Retirement Plan and the SERP; provided, however, that any payment otherwise provided for under this
          Section 2.3(c) shall be reduced by the present value of any retirement (including early retirement) incentives offered for a limited time to, and accepted by, the Executive (whether or not under a tax-qualified plan).

          (d) the Employer shall provide the Executive with out placement service through a bona fide outplacement organization acceptable to the Executive that, at a minimum, agrees to supply the Executive with outplacement counseling, a private office and administrative support including telephone service until the earlier of one year from the Date of Termination or until such time that Executive secures suitable employment;

          (e) the Company shall pay for the Executive to receive financial planning services for which the Company pays not more than $5,000; and

          (f) the Company shall provide the Executive with a payment for any accrued but unused vacation.

          2.4 (a) The payments provided for in Section 2.3 shall (except as otherwise expressly provided therein or as provided in Section 2.4(b) or as otherwise expressly provided hereunder) be made as soon as practicable, but in no event later than 30 days, following the Date of Termination.

          (b) Notwithstanding any other provision of this Agreement to the contrary, no payment or benefit otherwise provided for under or by virtue of the foregoing provisions of this Agreement shall be paid or otherwise made available unless and until the Employer shall have first received from the Executive (no later than 60 days after the Employer has provided to the Executive estimates relating to the payments to be made under this Agreement) a valid, binding and irrevocable general release, in form and substance reasonably acceptable to the Employer; provided that the Employer shall be permitted to defer any payment or benefit otherwise provided for in this Agreement to the fifth day after the later of its receipt of such release and the time at which the release has become valid, binding and irrevocable.

          2.5 Notwithstanding any other provision of this Agreement to the contrary, to the extent permitted by the Worker Adjustment and Retraining Notification Act ("WARN"), any benefit payable hereunder to the Executive as a consequence of the Executive's Covered Termination shall be reduced by any amounts required to be paid under Section 2104 of WARN to the Executive in connection with such Covered Termination.



                                    Section 3
                            PARACHUTE TAX PROVISIONS

          3.1 If all, or any portion, of the payments and benefits provided under this Agreement, if any, either alone or together with other payments and benefits which the Executive receives or is entitled to receive from the Company or its affiliates, would constitute an excess "parachute payment" within the meaning of Section 280G of the Code (whether or not under an existing plan, arrangement or other agreement) (each such parachute payment, a "Parachute Payment"), and would result in the imposition on the Executive of an excise tax under Section 4999 of the Code, then, in addition to any other benefits to which the Executive is entitled under this Agreement or otherwise, the Executive shall be paid an amount in cash equal to the sum of the excise taxes payable by the Executive by reason of receiving Parachute Payments plus the amount necessary to place the Executive in the same after-tax position (taking into account any and all applicable federal, state and local excise, income or other taxes at the highest possible applicable rates on such Parachute Payments (including, without limitation, any payments under this Section 3.1)) as if no excise taxes had been imposed with respect to Parachute Payments (the "Parachute Gross-up"). Any Parachute Gross-up otherwise required by this Section 3.1 shall be made not later than the time of the corresponding payment or benefit hereunder giving rise to the underlying Section 4999 excise tax, even if the payment of the excise tax is not required under the Code until a later time.

          3.2 Except as may otherwise be agreed to by the Company and the Executive, the amount or amounts (if any) payable under this Section 3 shall be determined, at the sole cost of the Company, by the Company's independent auditors (who served in such capacity immediately prior to the Change in Control), whose determination or determinations shall be final and binding on all parties. The Executive hereby agrees to utilize such determination or determinations, as applicable, in filing all of the Executive's tax returns with respect to the excise tax imposed by Section 4999 of the Code. If such independent auditors refuse to make the required determinations, then such determinations shall be made by a comparable independent accounting firm of national reputation reasonably selected by the Company. Notwithstanding any other provision of this Agreement to the contrary, as a condition to receiving any Parachute Gross-up payment, the Executive hereby agrees to be bound by and comply with the provisions of this Section 3.2.



                                    Section 4
                                  MISCELLANEOUS

          4.1 (a) The Company shall require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business or assets of the Company expressly to assume and agree to perform under the terms of this Agreement in the same manner and to the same extent that the Company and its affiliates would be required to perform it if no such succession had taken place (provided that such a requirement to perform which arises by operation of law shall be deemed to satisfy the requirements for such an express assumption and agreement), and in such event the Company (as constituted prior to such succession) shall have no further obligation under or with respect to this Agreement. Failure of the Company to obtain such assumption and agreement with respect to the Executive prior to the effectiveness of any such succession shall be a breach of the terms of this Agreement with respect to the Executive and shall entitle the Executive to compensation from the Employer (as constituted prior to such succession) in the same amount and on the same terms as the Executive would be entitled to hereunder were the Executive's employment terminated for Good Reason following a Change in Control, except that for purposes of implementing the foregoing, the date on which any such succession becomes effective shall be deemed the Date of Termination. As used in this Agreement, "Company" shall mean the Company as hereinbefore defined and any successor to its business or assets as aforesaid which assumes and agrees (or is otherwise required) to perform this Agreement. Nothing in this Section 4.1(a) shall be deemed to cause any event or condition which would otherwise constitute a Change in Control not to constitute a Change in Control.

          (b) Notwithstanding Section 4.1(a), the Company shall remain liable to the Executive upon a Covered Termination after a Change in Control if (i) the Executive is not offered continuing employment by a successor to the Employer or
(ii) the Executive declines such an offer and the Executive's resulting termination of employment otherwise constitutes a Covered Termination hereunder.

          (c) This Agreement, and the Executive's and the Company's rights and obligations hereunder, may not be assigned by the Executive or, except as provided in Section 4.1(a), the Company, respectively; any purported assignment by the Executive or the Company in violation hereof shall be null and void.

          (d) The terms of this Agreement shall inure to the benefit of and be enforceable by the personal or legal representatives, executors, administrators, permitted successors, heirs, distributees, devisees and legatees of the Executive. If the Executive shall die while an amount would still be payable to the Executive hereunder if they had continued to live, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement to the Executive's devisee, legatee or other designee or, if there is no such designee, the Executive's estate.

          4.2 Except as expressly provided in Section 2.3, the Executive shall not be required to mitigate damages or the amount of any payment or benefit provided for under this Agreement by seeking other employment or otherwise, nor will any payments or benefits hereunder be subject to offset in the event the Executive does mitigate.

          4.3 The Employer shall pay all legal fees and expenses incurred in a legal proceeding by the Executive in seeking to obtain or enforce any right or benefit provided by this Agreement. Such payments are to be made within five days after the Executive's request for payment accompanied with such evidence of fees and expenses incurred as the Employer reasonably may require; provided that if the Executive institutes a proceeding and the judge or other decision-maker presiding over the proceeding affirmatively finds that the Executive has failed to prevail substantially, the Executive shall pay Executive's own costs and expenses (and, if applicable, return any amounts theretofore paid on the Executive's behalf under this Section 4.3).

          4.4 The Executive may file a claim for benefits under this Agreement by written communication to the Board. A claim is not considered filed until such communication is actually received by the Board. Within 90 days (or, if special circumstances require an extension of time for processing, 180 days, in which case notice of such special circumstances shall be provided within the initial 90-day period) after the filing of the claim, the Board shall:

          (i) approve the claim and take appropriate steps for satisfaction of the claim; or

          (ii) if the claim is wholly or partially denied, advise the Executive of such denial by furnishing to him or her a written notice of such denial setting forth (A) the specific reason or reasons for the denial; (B) specific reference to pertinent provisions of this Agreement on which the denial is based and, if the denial is based in whole or in part on any rule of construction or interpretation adopted by the Board, a reference to such rule, a copy of which shall be provided to the Executive; (C) a description of any additional material or information necessary for the Executive to perfect the claim and an explanation of the reasons why such material or information is necessary; and (D) a reference to this Section 4.4.

          4.5 For the purposes of this Agreement, notice and all other communications provided for in this Agreement shall be in writing and shall be deemed to have been duly given when hand delivered or mailed by United States certified or registered express mail, return receipt requested, postage prepaid, if to the Executive, addressed to the Executive at his or her respective address on file with the Company; if to the Company, addressed to American Power Conversion Corporation, 132 Fairgrounds Road, West Kingston, RI 02892, and directed to the attention of its General Counsel; if to the Board, addressed to the Board of Directors, c/o 132 Fairgrounds Road, West Kingston, RI 02892, and directed to the Company's General Counsel; or to such other address as any party may have furnished to the others in writing in accordance herewith, except that notice of change of address shall be effective only upon receipt.

          4.6 Unless otherwise determined by the Employer in an applicable plan or arrangement, no amounts payable hereunder upon a Covered Termination shall be deemed salary or compensation for the purpose of computing benefits under any employee benefit plan or other arrangement of the Employer for the benefit of its employees unless the Employer shall determine otherwise.

          4.7 This Agreement is the exclusive arrangement with the Executive applicable to payments and benefits in connection with a change in control of the Company (whether or not a Change in Control), and supersedes any prior arrangements involving the Company or its predecessors or affiliates relating to changes in control (whether or not Changes in Control). This Agreement shall not limit any right of the Executive to receive any payments or benefits under an employee benefit or executive compensation plan of the Employer, initially adopted as of or after the date hereof, which are expressly contingent thereunder upon the occurrence of a change in control (including, but not limited to, the acceleration of any rights or benefits thereunder); provided that in no event shall the Executive be entitled to any payment or benefit under this Agreement which duplicates a payment or benefit received or receivable by the Executive under any severance or similar plan or policy of the Employer, and in any such case the Executive shall only be entitled to receive the greater of the two payments.

          4.8 Any payments hereunder shall be made out of the general assets of the Employer. The Executive shall have the status of general unsecured creditor of the Employer, and this Agreement constitutes a mere promise by the Employer to make payments under this Agreement in the future as and to the extent provided herein.

          4.9 Nothing in this Agreement shall confer on the Executive any right to continue in the employ of the Employer or interfere in any way (other than by virtue of requiring payments or benefits as may expressly be provided herein) with the right of the Employer to terminate the Executive's employment at any time.

          4.10 The Employer shall be entitled to withhold from any payments or deemed payments any amount of tax withholding required by law.

          4.11 Any controversy or claim arising out of or relating to this Agreement or the breach of this Agreement that is not resolved by the Employer and the Executive shall be submitted to arbitration in Providence, Rhode Island, in accordance with Massachusetts law and the procedures of the American Arbitration Association. The determination of the arbitrator(s) shall be conclusive and binding on the Employer and Executive and judgment may be entered on the arbitrator(s)' award in any court having jurisdiction.

          4.12 (a) This Agreement may be amended, superseded, canceled, renewed or extended, and the terms hereof may be waived, only by a written instrument signed by the parties or, in the case of a waiver, by the party waiving compliance. No delay on the part of any party in exercising any right, power or privilege hereunder shall operate as a waiver thereof, nor shall any waiver on the part of any party of any such right, power or privilege nor any single or partial exercise of any such right, power or privilege, preclude any other or further exercise thereof or the exercise of any other such right, power or privilege.

          (b) Notwithstanding Section 4.12(a), the Board, or any committee thereof, on written notice to the Executive, may unilaterally terminate all or part of this Agreement as to any particular business combination, without liability to the Executive hereunder, in the event that the Company is advised in writing by its independent accounting firm that certain terms of this Agreement make "pooling of interests" accounting treatment for such business combination unavailable to the Company (thereby rendering all or part of this Agreement of no force or effect only with respect to such combination). Any such notice to the Executive must be accompanied by a copy of the independent accounting firm's written advice.

          4.13 The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement which shall remain in full force and effect.

          4.14 The use of captions in this Agreement is for convenience. The captions are not intended to and do not provide substantive rights.

          4.15 In consideration of, among other things, the Company's entering into this Agreement, the Executive has concurrently herewith executed an Agreement Relating to Non-Competition, a copy of which is attached hereto as
Schedule 1.

          4.16 THIS AGREEMENT SHALL BE CONSTRUED, ADMINISTERED AND ENFORCED ACCORDING TO THE LAWS OF THE COMMONWEALTH OF MASSACHUSETTS WITHOUT REGARD TO PRINCIPLES OF CONFLICTS OF LAW, EXCEPT TO THE EXTENT PREEMPTED BY FEDERAL LAW.

          IN WITNESS WHEREOF, the parties hereto have signed their names, effective as of the date first above written.


                                   AMERICAN POWER CONVERSION CORPORATION


                                   By:______________________________
                                   Name:____________________________
                                   Title:___________________________



                                   _________________________________

                                   Schedule 1

                      AGREEMENT RELATING TO NON-COMPETITION


I, _______________, in consideration of having been offered by American Power Conversion Corporation a Change-in-Control Severance Agreement, dated as of the date hereof (a "Severance Agreement"), hereby agree as follows:

1.   Non-competition.

     1.1 I acknowledge that (i) the principal business of American Power Conversion Corporation and its subsidiaries ("Company") is the development, manufacture, production, marketing, licensing and selling of power protection equipment, including uninterruptible power supplies, surge suppressors and related software, and the related manageability, availability and performance of sensitive networking, electronic,communication and industrial systems and equipment (such business, and any and all other businesses that after the date hereof, become material with respect to the Company's then-overall business, herein collectively referred to as the "Business"); (ii) Company is one of a limited number of persons who have developed or are in the process of developing the Business; (iii) the Business is international in scope; (iv) my relationship with Company has given and will continue to give me access to the confidential, proprietary and trade secret information of Company or access to the Company's customers or perspective customers; and (v) the agreements and covenants I have made in this Agreement are essential to the business and goodwill of Company, and are required by Company in connection with my acceptance of a Severance Agreement.

     1.2 I covenant and agree that during the period commencing on the date hereof and ending one year following the date of termination of my employment with Company, for any reason or no reason, I shall not directly or indirectly,
(i) develop, manufacture, produce, market, license, sell or aid in the development, manufacturing, production, marketing, licensing or sale of any product which competes, or is planned to compete, with any products (including products under development as of the date of my termination) of the Company in connection with the Business; (ii) otherwise engage in the Business for my own account; (iii) render any services to any person, corporation, partnership or other entity (hereinafter referred to as a "person") other than Company engaged in the Business; or (iv) become interested in any such person (other than Company) as a partner, shareholder, principal, agent, employee, consultant or in any other relationship or capacity; provided, however, that notwithstanding the above, I may own, directly or indirectly, solely as an investment, securities of any such person which are traded on any national securities exchange or NASDAQ if I (y) am not a controlling person of, or a member of a group which controls such person; and (z) do not, directly or indirectly own 2% or more of any class of securities of such person.

2. Equitable Relief. I acknowledge and agree that monetary damages would not be a sufficient remedy for a breach of the obligations described herein and that, in addition to all other rights and remedies which may be available to Company, Company shall be entitled to equitable relief (without the need to prove damages or to post a bond), including injunction and specific performance, for any breach by me of the obligations described herein.

3. Assignment. The obligations described herein are personal to me and may not be assigned by me to any other party; any unauthorized assignment or other transfer shall be null and void. This Agreement shall inure to the benefit of the Company's successors and assigns.

4. Confirmation. I hereby confirm to Company that I have the right to enter into this Agreement and to perform my obligations hereunder, and that there are no restrictions or obligations to any third parties, which would in any way detract from or affect my performance hereunder.

5. Termination of Employment. Nothing herein is considered to constitute a right to continued employment. Subject to the provisions of the Severance Agreement, my employment is terminable at will at any time by Company for any reason whatsoever. Termination of my employment for any reason will not release me from any obligations hereunder, and this Agreement shall survive any such termination in accordance with its terms.

6. Severability. If it is determined that any of the provisions of this Agreement, including, without limitation, any of the restrictive covenants contained herein, or any part thereof, is invalid or unenforceable, the remainder of the provisions of this Agreement shall not thereby be affected and shall be given full effect, without regard to the invalid portions.

7. Modification and Waiver. This Agreement may not be modified without the prior written consent of American Power Conversion Corporation. No failure or delay by Company in exercising any right with respect to this Agreement shall operate as a waiver thereof, and no single or partial exercise of any right shall preclude any other or further exercise thereof or the exercise of any right hereunder.

8. Governing Law. THIS AGREEMENT SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE COMMONWEALTH OF MASSACHUSETTS WITHOUT REFERENCE TO ITS CONFLICTS OF LAW PRINCIPLES.

IN WITNESS WHEREOF, this Agreement Relating to Noncompetition has been executed as of this 5th day of July, 2000.

                                      AMERICAN POWER CONVERSION CORPORATION


                                      By:_______________________________
                                      Name:_____________________________
                                      Title:____________________________


                                      __________________________________