Form 10-K
period 2000-12-31
AMERICAN POWER CONVERSION CORPORATION
filed 2001-04-02
CIK 835910

ANNUAL REPORT ON FORM 10-K
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ___________________

(Mark One)
[ X ] ANNUAL  REPORT  PURSUANT  TO SECTION 13 OR 15(d)  OF  THE  SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2000

                                       or

[   ] TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from _____________ to _____________

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

Securities registered pursuant to Section 12(b) of the Act:
               Title of Each Class            Name of Each Exchange on Which
           Common Stock, $.01 par value                 Registered
                                                  Pacific Exchange, Inc.

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 12, 2001 was approximately $2,022,055,000 based on the price of the last reported sale as reported by The Nasdaq Stock Marketr on March 12, 2001. The number of shares outstanding of the Registrant's Common Stock on March 12, 2001 was 194,904,000.

Documents Incorporated by Reference
Portions of the Registrant's definitive Proxy Statement in connection with the 2001 Annual Meeting of the Shareholders are incorporated by reference in Part III hereof.

                                     Part I

Item 1.  Description of Business

American Power Conversion Corporation
American Power Conversion Corporation, APC, designs, develops, manufactures, and markets power protection and management solutions for computer, communications, and electronic applications worldwide. Our solutions include:
    Uninterruptible power supply products, commonly known as UPSs;
    DC-power solutions;
    Electrical surge protection devices, also known as surge suppressors;
    Power conditioning products;
    Precision cooling equipment; and
    Associated software, services, and accessories.

These solutions are used with sensitive electronic devices which rely on electric utility power including, but not limited to, home electronics, PCs, high-performance computer workstations, servers, networking equipment, communications equipment, Internetworking equipment, data centers, mainframe computers, and facilities.

Our UPS products regulate the flow of utility power to ensure safe and clean power to the protected equipment and provide seamless back-up power in the event of the loss of utility power. The back-up power lasts for a period of time sufficient to enable the user to continue computer operations, conduct an orderly shutdown of the protected equipment, preserve data, work through short power outages or, in some cases, continue operating for several hours or longer.

Our DC-power solutions are highly configurable designs that continuously monitor and isolate end-user equipment from utility voltage fluctuations, frequency variations, and electrical noise. In the event of a power failure, the DC products seamlessly provide back-up power for critical communications networks, allowing users emergency access to these networks for a period of many hours.

Our surge protection devices and power conditioning products provide protection from electrical power surges and noise in the flow of utility power. APC's precision cooling equipment regulates temperature and humidity. Our software and accessory solutions enhance monitoring, management, and performance of our UPS products, and our service offerings assist the end-user with installation, configuration, and maintenance of our products.

Segments
APC operates primarily within one industry consisting of three reportable operating segments by which we manage our business and from which various offerings are commonly combined to develop a total solution for the customer. These efforts primarily incorporate the design, manufacture, and marketing of power protection equipment and related software and accessories for computer, communications, and related equipment. Our three segments are: Small Systems, Large Systems and Other. Each of these segments address global markets.

The Small Systems segment develops power solutions for servers and networking equipment commonly used in local area and wide area networks and for personal computers and sensitive electronics. Major product offerings include the Smart-UPSr, Matrix-UPSr, Symmetrar Power Arrayr and Back-UPSr family of UPSs. Also included are the SurgeArrestr surge suppressors as well as cabling and connectivity solutions. Additional accessories and software products are offered to enhance the management of these networks. Products include PowerChuter software, MasterSwitchT power distribution units, and NetShelterr server enclosures. Products are sold to home and commercial users primarily through an indirect selling model consisting of computer distributors and dealers, value added resellers, mass merchandisers, catalog merchandisers, E-commerce vendors, and strategic partnerships.

The Large Systems segment produces large system solutions that provide power and availability solutions for data centers, facilities, and communications equipment. Product offerings include Silconr UPSs, NetworkAIRT precision cooling equipment, and DC-power solutions. Products are sold to commercial users primarily through an indirect selling model consisting of value added resellers and strategic partnerships.

The Other segment provides Web-based informational, product, and selling services as well as replacement batteries for the Company's UPS products and notebook computers.

Information on reportable operating segment net sales, profit from operations, and depreciation for each of the last three years is located in note 10 of Notes to Consolidated Financial Statements in Item 8 of this Report.

APC was incorporated under the laws of the Commonwealth of Massachusetts on March 11, 1981. Executive offices are located at 132 Fairgrounds Road, West Kingston, RI 02892, our telephone number is (401) 789-5735 and our Web site is www.apc.com.

Market Overview
The growth of the power protection industry has been fueled by the rapid proliferation of microprocessor-based equipment and related systems in the corporate marketplace and in the small office/home office environment. PCs and servers have become an integral part of the overall business strategy of many organizations as well as in many technical, scientific, and manufacturing settings. Businesses continue to store, manipulate, and transfer data via local area and wide area networks as well as via corporate intranets and the Internet. Additionally, there has been a rise in the installation of large data centers and Web hosting facilities to support the rapidly growing Internet-based market. APC's products protect both the hardware and data stored in, and traveling through, these networks from power disturbances. The products also provide battery back-up to enhance productivity through the continued availability of networks, sensitive electronics, and even facilities during power outages.

We believe that the increased awareness of the costs and lost productivity associated with poor power quality has increased demand for power protection products. Complete failures, surges, or sags in the electrical power supplied by a utility can cause computers and electronic systems to malfunction, resulting in costly downtime, damaged or lost data files, and damaged hardware. A UPS protects against these power disturbances by providing continuous power automatically and virtually instantaneously after the electric power supply is interrupted. UPSs also provide line filtering and protection against surges or sags while the electric utility is operating. In international regions, power quality often results in varied levels of distortions and, as a result, these areas provide us with additional opportunities for our products.

In 2000, we focused on providing global, end-to-end, Nonstop NetworkingT solutions for the PC, server, data center, communications, and enterprise systems marketplace. Particular emphasis was placed on our Large Systems and the rapidly growing market for large UPS systems with Fortune 1000 companies, Internet service providers, Web hosting, and co-locators who use large amounts of information technology, or IT, equipment to support their businesses. APC's operations worldwide were impacted by the growth of networking-based applications, the continued rapid expansion of Internet-based applications, the growth of the PC market, and the continued poor and unreliable quality of power worldwide.

Our goals are to 1) target the sales of UPSs with new IT equipment; 2) have the products and presence to succeed in new geographies; and 3) continue to position APC as the UPS and power availability provider of choice. We continue to target promotional efforts at both consumer and commercial markets, which we believe represent growth opportunities, and continue to target industries that are dependent on electronic systems, such as the communications industry, as potential market growth opportunities.

Products
APC's strategy is to design and manufacture products that incorporate high-performance and quality at competitive prices. Our products are designed to fit seamlessly into the computer, networking, and communications environments of businesses, homes, and small offices/home offices. These products are engineered and extensively tested for compatibility with leading information technology hardware and software.

UPS
We currently manufacture a broad range of standard domestic and international UPS products. Our UPSs are designed for multiple applications with the principal differences among the products being the amount of power which can be supplied during an outage, the length of time for which battery power can be supplied, the level of intelligent network interfacing capability, and the number of brownout and over-voltage correction features. UPSs range from 200 volt-amps, suitable for a PC, to 500 kilo volt-amps, or kVA, suitable for data centers, mainframe computers or facilities. List prices to end-users range from approximately $80 to approximately $200,000.

Surge Suppressors
We also offer a line of surge protection products to protect against power spikes and surges. The principal difference among the surge suppressor models is the level of protection available and feature sets of the products. List prices to end-users range from approximately $13 to approximately $3,500.

DC Power
Our DC-Power solutions include rectifiers; highly configurable DC power plant design, installation, and service; and power distribution equipment for a variety of communications networks, including cable, wireless, fiber optic, and public switched telephone network applications. The products serve as both the primary power supply and back-up power for communications equipment. List prices to end-users range from approximately $500 to over $100,000.

Power Management Software
APC also offers a family of power management software solutions. The primary software offering is available under the PowerChute plus name and provides unattended system shutdown capabilities, UPS power management, and diagnostic features. PowerChute plus is available free of charge for many major operating systems with the purchase of select UPS units. List prices to end-users for other PowerChute products start at approximately $69. The Company also offers software packages for advanced monitoring, configuring, and managing of power resources. Select versions are available free of charge, while list prices to end-users for these software packages range from approximately $169 to approximately $10,000.

Power Management Accessories
We also offer a range of power management hardware accessories. These solutions include add-on hardware to manage and monitor attached UPS and networking equipment; cables and connectivity equipment; a free-standing rack enclosure product, NetShelter; and a variety of rack accessories to better utilize precious space in a computer room. List prices to end-users for accessory products range from approximately $70 to approximately $1,650.

Precision Cooling
Additionally, APC offers a line of precision cooling products that regulate temperature and humidity. Products include floor and ceiling-mounted precision cooling systems as well as management systems used in a variety of applications including data centers, colocation facilities, and communication stations. List prices range from approximately $3,000 to approximately $45,000.

Service Programs

Warranties
APC provides service programs to our customers for in-warranty UPS products and out-of-warranty UPS products, as well as for product installation and start-up. There are two-year and one-year limited warranties covering UPS, DC-power and NetworkAir products. Customers can extend the basic warranty period of select products, at an additional charge, for a period of one or three additional years. In-warranty service programs allow customers to return their original unit for repair and, if found defective, we will replace the original unit with a factory reconditioned unit or, if requested, repair the original unit and return it to the customer. The extended warranty can be purchased anytime during the standard warranty period. For a fixed fee, which varies by model, we will replace an out-of-warranty UPS unit with a factory reconditioned unit. We also offer a standard one-year limited warranty which covers certain Silcon product parts. This warranty can be extended in annual increments for a period not to exceed ten years. Additionally, customers can purchase on-site service, preventative maintenance, and power availability consulting. On-site service is offered through APC's service department and third party vendors. We also offer Trade-UPS programs for customers to upgrade old APC or competitive units to new APC units.

Equipment Protection Policy
APC  offers  an  Equipment  Protection Policy in the  US, Canada, and  European
Community. Depending on the model and country, the policy provides up to $25,000, 50,000 pounds sterling, or 100,000 euros for repair or replacement of customers' hardware should a surge or lightning strike pass through a Company unit. Other restrictions also apply. Customers can also register the ProtectNetr line of data line surge suppressors for a "Double-Up" Supplemental Equipment Protection Policy, under which the total recoverable limit under the Equipment Protection Policy is doubled (U.S. and Canada only). Most surge suppressor products come with a lifetime product warranty.

Our products have experienced satisfactory field operating results, and warranty costs incurred to date have not had a significant impact the consolidated results of operations.

Distribution Channels
APC  markets  its products to businesses, small offices/home offices,  and  home
users  around  the  world  through a variety of  distribution  channels.   These
channels include:
    Computer distributors and dealers;
    Value added resellers;
    Mass merchandisers;
    Catalog merchandisers;
    E-commerce vendors; and
    Strategic partnerships.

We also sell directly to some large value added resellers, which typically integrate our products into specialized computer systems and then market turnkey systems to selected vertical markets. Additionally, certain select products are sold directly to manufacturers for incorporation into products manufactured or packaged by them.

Two customers, Ingram Micro and Tech Data Product Management, accounted for approximately 15% and 11%, respectively, of net sales in 2000. No single customer comprised 10% or more of APC's net sales in 1999. One customer, Ingram Micro, accounted for approximately 11% of our net sales in 1998. The majority of our sales to Ingram Micro and Tech Data Product Management are included in the Small Systems segment.

Sales and Marketing
APC's sales and marketing organizations are primarily responsible for four activities: sales, marketing, customer service, and technical support. Our sales force is responsible for relationships with distributors, dealers, strategic partners, and end-users as well as developing new distribution channels, particularly in geographic and product application areas into which we are expanding. We have charged our sales force with providing customers comprehensive product and service solutions to meet their power availability and management needs.

Our marketing activities include market research, product planning, trade shows, sales and pricing strategies, and product sales literature. We utilize direct marketing efforts domestically and internationally, including direct mailings and print, online/Internet, radio, and television advertising, as well as exhibiting at computer trade shows. Customer service is responsible for all technical marketing inquiries and customer support. APC has developed a number of programs and techniques to support the distribution channels. These include, but are not limited to, toll-free phone assistance, online product and technical information, formal product demonstrations, and reseller trainings.

Supply Chain Management - Manufacturing, Quality, Raw Materials, and
Distribution

Manufacturing
APC's manufacturing operations are located in the United States, Philippines, Ireland, China, India, Denmark, Switzerland, and England. We believe that our long-term success depends on, among other things, the ability to control our costs. We utilize lean "cell" based manufacturing processes, automated manufacturing techniques, and extensive quality control in order to minimize costs and maximize product reliability. In addition, the design of products and the commonality of parts allow for efficient circuit board component insertion, wave soldering, and in-process testing. Quality control procedures are performed at the component, sub-assembly, and finished product levels. We are committed to an ongoing effort to enhance the overall productivity of our manufacturing facilities.

Quality
APC has been ISO 14001 and ISO 9001 certified by the International Organization for Standardization. Our systems have been audited to the stringent ISO 14001 and ISO 9001 levels at our manufacturing facilities in Rhode Island, Ireland, Denmark, China, India, and the Philippines. The International Organization for Standardization has also certified our manufacturing efforts in England and our Massachusetts Research and Development Center to the ISO 9001 level.

Raw Materials
We generally purchase devices and components from more than one source where alternative sources are available; however, we do use sole source suppliers for certain components. We believe that alternative components for these sole source items could be incorporated into our products, if necessary. While we have been able to obtain adequate supplies of components from sole source suppliers, the future unavailability of components from these suppliers could disrupt production and delivery of products until an alternative source is identified.

Distribution
APC continues to invest in a worldwide distribution network that delivers our products and services to our customers. We own or lease distribution centers in numerous countries across the globe. All distribution centers are connected to our customer service operations via APC's Enterprise Resource Planning system, which enables orders received from any point in the network to be fulfilled from any distribution center throughout the world. APC employs several enhanced fulfillment capabilities in support of our overall E-commerce initiatives, including the use of Electronic Data Interchange transactions between APC and our distributors for receipt of orders, acknowledgement of orders, and confirmation of shipments. Additionally, we utilize a suite of Web tools that allows consumers and resellers to view product information, gain access to pricing information, and place their orders via the Web.

Product Development
APC's research and development, or R&D, staff includes engineers and support persons who develop new products and provide engineering support for existing products. Our R&D efforts are also aimed at reducing cost and total cycle time and improving product and component quality. Most of these employees are located in two Massachusetts facilities with additional resources located in
Denmark and England. Employees devoted to the improvement and development of software products are located in the West Kingston, Rhode Island facility and in St. Louis, Missouri, at APC's subsidiary, Systems Enhancement Corporation. We believe that the technical expertise of our R&D staff is very important to our growth as technological change is rapid in our markets.

Through acquisitions in 2000, APC added DC-power solutions for communications applications, cabling, and connectivity products for desktop and networking environments, and precision cooling equipment for data center and communications gear. (For more information about these acquisitions, see the Acquisition section included in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Report.) New UPS solutions introduced during the year from existing product lines included new Back-UPS Officer models, new Smart-UPS models, new Symmetra Rack-mount Power Arrays, and new high end Silcon models in North America. We introduced solutions for mobile PC users, including TravelPowerT laptop power adapters and notebook replacement battery cartridges. Additional power management, monitoring and services were also introduced during the year.

During 1999, APC increased its offerings of products and services for the enterprise market, specifically, geographically expanding the availability of the Silcon UPS products, introducing new Symmetra models, and introducing APC's Global Services organization, which offers a comprehensive suite of professional and maintenance services. Hardware introductions primarily focused on enhancements to the SurgeArrest, Smart-UPS, and Back-UPS lines. New software solutions announced during the year included new versions of the PowerChute plus software to expand support of leading operating systems, including support for Microsoft Windows 2000 Beta 3 and expanded support for Linux, as well as integration with leading management platforms.

During 1998, APC expanded its product offerings in the enterprise market with the acquisition of Silcon, a leading manufacturer of 3-phase UPSs up to 500 kVA. Implementation of APC's enterprise power protection strategy began in 1997 with the introduction of the Symmetra Power Array, the first scalable and fault-tolerant power protection system for multiple servers, computer rooms, call centers, and back-office applications. We also innovated our desktop line of UPSs during 1998, revamping the Back-UPS line and adding new features, including Universal Serial Bus support, to select products in the Back-UPS Pror line. Additional areas of development included new products for the Internetworking market, additional network management support via new PowerChute and PowerNetr solutions, and customized hardware and software products for strategic partners.

R&D expenditures were $46.9 million or 3.2% of net sales in 2000, $34.6 million or 2.6% of net sales in 1999, and $32.6 million or 2.9% of net sales in 1998.

Intellectual Property
We  protect  certain  proprietary rights in our  products  as  well  as  certain proprietary technology developments by seeking patent protection. We believe that the loss of such rights concerning these developments would not have a material adverse effect on our business. We also license from others certain worldwide patent rights relating to UPS technology. With respect to protection of those areas of our technology for which patent protection has not been sought, we rely on the complexity of our technology, trade secrecy law, and employee confidentiality agreements.

APC has numerous trademarks registered in the United States and in many foreign countries. We also have trademark applications pending domestically and internationally. The trademark "APC" is of principal importance to us. In addition, a number of other trademarks owned by us have significant importance.

Competition
We believe that we are one of less than ten global companies providing a full range of UPS products and services worldwide. Our principal competitors include Invensys Secure Power, a unit of Invensys plc, consisting of PowerWare (formerly Exide Electronics) and Best Power; Liebert Corporation, a division of Emerson Network Power and Emerson Electric Co.; MGE UPS Systems, a privately-held French company; Chloride Power, a subsidiary of Chloride Group PLC; and Phoenixtec Power Company Ltd., a publicly-held Taiwanese company. We also compete with a number of other U.S. and non-U.S. based companies which offer power protection, DC-power, and other products similar to ours. Some competitors have greater financial and other resources than APC. We compete in the sale of our products on the basis of several factors, including product performance and quality, marketing, access to distribution channels, customer service, product design, and price.

International Operations
APC has experienced rapid growth internationally and plans to continue to expand its international efforts. With a full line of internationally positioned products already available, we continue to staff personnel to serve geographical markets of interest. Our manufacturing operations outside of the United States are located in the Philippines, Ireland, China, India, Denmark, Switzerland, and England. A significant portion of products in our Small Systems and Large Systems reportable operating segments are built internationally, particularly in the Philippines. We believe that the production of these products could be redeployed to other regions if necessitated.

Our primary sales offices outside of the United States are located in Europe and the Far East. These offices, together with offices in other locations worldwide, provide sales and technical support to our customers across the globe. APC also owns or leases distribution centers in numerous countries worldwide, and utilizes third party warehouses in Europe, the Far East, Canada, South Africa, and Uruguay for distribution into our international markets.

Financial Information About Foreign and Domestic Operations
The information required under this section is included in note 10 of Notes to Consolidated Financial Statements in Item 8 of this Report and is incorporated herein by reference.

Employees
As of December 31, 2000, APC had approximately 7,350 full-time employees worldwide, approximately 2,233 of whom are located in the United States and Canada. APC also engages other personnel on a part-time basis.


APC's Executive Officers
APC's  Executive officers are elected annually and hold office  until  the  next
Annual Meeting of the Board of Directors and until their successors are duly elected and qualified. As of March 12, 2001, APC's executive officers were:

 Name                       Age    Positions
 Rodger B. Dowdell, Jr.     51     Chairman of the Board of Directors, President, and Chief Executive Officer
 Neil E. Rasmussen          46     Vice President, Chief Technical Officer, and Director
 Edward W. Machala          46     Vice President, Operations and Treasurer
 Donald M. Muir             44     Vice President, Finance and Administration and Chief Financial Officer
 Emanuel E. Landsman        64     Vice President, Clerk, and Director
 Aaron L. Davis             34     Vice President, Small Systems Group

Rodger B. Dowdell, Jr. has been President and a Director of APC since August 1985 and Chairman of APC's Board of Directors since June 1988. From January to August 1985, Mr. Dowdell worked for APC as a consultant, developing a marketing and production strategy for UPS products. From 1978 to December of 1984 he was President of Independent Energy, Inc., a manufacturer of electronic temperature controls.

Neil  E.  Rasmussen became Chief Technical Officer of APC in 1997 and  has  been
Vice President and a Director of APC since our inception. From 1979 to 1981, Mr. Rasmussen worked in the Energy Systems Engineering Group at Massachusetts Institute of Technology's Lincoln Laboratory.

Edward W. Machala joined APC in January 1989 as Vice President, Operations. From January 1985 to January 1989, Mr. Machala was Director of Manufacturing and Engineering Technology for GTECH, a manufacturer of electronic lottery and gaming terminals, where he was responsible for manufacturing and engineering functions.

Donald M. Muir joined APC in July 1995 as Chief Financial Officer. From July 1993 to July 1995, Mr. Muir was the Treasurer of Stratus Computer, Inc. where he was responsible for managing investor relations, treasury services, corporate taxation, and risk management. Prior to his appointment as Treasurer at Stratus Computer, Inc., Mr. Muir held the position of Director of Finance and Administration from January 1991 to July 1993 and Controller, Worldwide Sales and Service from December 1988 to January 1991.

Emanuel E. Landsman has been Vice President, Clerk, and a Director of APC since our inception. From 1966 to 1981, Dr. Landsman worked at Massachusetts Institute of Technology's Lincoln Laboratory, where he was in the Space Communications Group from 1966 to 1977 and the Energy Systems Engineering Group from 1977 to 1981.

Aaron L. Davis was appointed to the newly created role of Vice President, Small Systems Group in May 1999 after serving as Vice President, Marketing and Communications from June 1997 to May 1999, and Vice President of Marketing Communications from January 1995 to June 1997. Mr. Davis joined APC as Director of Marketing Communications in May 1989. Mr. Dowdell is the uncle of Mr. Davis.

Item 2.  Properties

APC's principal properties are located in the United States, Ireland, Philippines, China, India, Denmark, Switzerland, and England. In addition, we own or lease sales offices and other space at various locations throughout the United States and outside the United States. APC also owns or leases such machinery and equipment as are necessary in our operations. In general, our properties are in good condition, are considered to be adequate for the uses to which they are being put, and are substantially in regular use.

 Location of           Sales,
 Principal             Marketing &
 Properties          Administration   Manufacturing    R&D      Warehouse     Total       Segment
 In square feet
 Owned
 United States
 Rhode Island            167,850         98,930                    4,980     271,760     Shared
 Maryland                 12,170         80,980                   26,280     119,430 Large Systems
 Massachusetts                                        23,000                  23,000     Shared
 Europe
 Ireland                  58,900        192,300                  118,800     370,000     Shared
 Denmark                  27,660         71,925       11,065                 110,650 Large Systems
 England                   7,990         40,890        5,000      15,050      68,930 Large Systems
 Far East
 Philippines              26,250        199,240                   42,195     267,685     Shared

 Leased
 United States
 Rhode Island             41,210        188,830        9,540     304,940     544,520     Shared
 Maryland                 15,900         25,000                   64,900     105,800 Small Systems
 Massachusetts                                        52,300                  52,300     Shared
 Texas                     8,500         33,500                    3,000      45,000 Large Systems
 Missouri                 13,155          2,700       10,460       1,350      27,665     Shared
 Europe
 England                  17,200         55,630        7,290       6,680      86,800 Large Systems
 Switzerland              14,120         19,380          540       8,610      42,650 Large Systems
 Far East
 China                    26,820         38,945                   22,990      88,755     Shared
 India                    12,130         38,055                    7,240      57,425 Small Systems


Item 3.  Legal Proceedings

The information required under this section is included in note 11 of Notes to Consolidated Financial Statements in Item 8 of this Report and is incorporated herein by reference.


Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

                                     Part II


Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

APC's Common Stock is traded over-the-counter on The Nasdaq Stock Market under the symbol APCC and on the Pacific Exchange, Inc. under the symbol ACC. The following table sets forth the range of high and low bid quotations on the Nasdaq Stock Market per share of Common Stock for the years 2000 and 1999. These quotations reflect inter-dealer prices, without retail mark up, mark down, or commission and may not necessarily represent actual transactions.

                               2000                            1999
                      High              Low            High             Low
  First Quarter     $44.880           $23.250        $27.125          $14.032
  Second Quarter     45.000            28.063         21.125           13.250
  Third Quarter      48.844            18.500         22.500           17.188
  Fourth Quarter     22.750             9.500         28.750           16.188

On March 12, 2001, the closing sale price for APC's Common Stock was $12.313 per share. As of March 12, 2001, there were approximately 2,190 holders of record of APC's Common Stock. No cash dividends have been paid and it is anticipated that none will be declared in the foreseeable future. We currently intend to retain any earnings to finance the growth and development of our business. Any future dividends will be at the discretion of the Board of Directors and will depend upon, among other things, the financial condition, capital requirements, earnings, and liquidity of APC.


Item 6.  Selected Financial Data

All  amounts  are  in  dollars except for outstanding shares.   Dollars  are  in
thousands except for basic and diluted earnings per share. Shares are in thousands. APC did not declare any cash dividends for the five year period presented. Earnings per share and share data reflect a stock split effected in 1999.

The results of operations of companies acquired in 2000 and 1998 are included from their respective dates of acquisition. For more information about these acquisitions, see the Acquisition section included in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Report.

In consideration of guidance issued by the Financial Accounting Standards Board's Emerging Issues Task Force in Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs," we have retroactively changed our classification of freight charges billed to customers and related freight expenses from operating expenses to net sales and cost of goods sold, respectively. These changes increased net sales by $10.0 million, $7.7 million, $5.2 million, $2.9 million, and $2.2 million in 2000, 1999, 1998, 1997 and 1996, respectively; increased cost of goods sold by $30.8 million, $24.7 million, $24.3 million, $15.4 million, and $9.6 million in 2000, 1999, 1998, 1997 and 1996 respectively; and decreased marketing, selling, general, and administrative expenses by $20.8 million, $17.0 million, $19.1 million, $12.5 million, and $7.4 million in 2000, 1999, 1998, 1997 and 1996, respectively.

                                  2000           1999           1998           1997           1996
  Net sales                 $1,483,563     $1,344,931     $1,130,991       $876,292       $709,078
  Cost of goods sold           867,680        747,389        645,378        491,460        417,473
  Gross profit                 615,883        597,542        485,613        384,832        291,605
  Operating expenses           406,410        318,317        281,144        213,394        157,815
  Operating income             209,473        279,225        204,469        171,438        133,790
  Other income, net             23,838         13,292         11,687          6,354          5,189
  Earnings before
   income taxes and
   minority interest           233,311        292,517        216,156        177,792        138,979
  Income taxes                  67,660         86,293         68,231         56,004         46,558
  Earnings before
   minority interest           165,651        206,224        147,925        121,788         92,421
  Minority interest, net             -              -            349              -              -
  Net income                  $165,651       $206,224       $147,576       $121,788        $92,421
  Basic earnings
   per share                      $.85          $1.07           $.77           $.64           $.49
  Basic weighted average
   shares outstanding          194,235        192,201        191,006        189,986        187,744
  Diluted earnings
   per share                      $.83          $1.05           $.76           $.63           $.49
  Diluted weighted average
   shares outstanding          200,156        196,088        193,576        192,242        188,694
  Total assets              $1,317,105     $1,106,938       $871,983       $641,290       $504,002
  Short-term debt                    -              -        $12,540              -             -
  Long-term debt                     -              -              -              -             -


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of operations
The following table sets forth our net sales, cost of goods sold, gross profit, marketing, selling, general, and administrative expenses, R&D expenses, operating income, other income, earnings before income taxes and minority interest, and net income, expressed as a percentage of net sales, for the years ended December 31, 2000, 1999 and 1998.

                                    2000               1999               1998
 Net sales                         100.0%             100.0%             100.0%
 Cost of goods sold                 58.5               55.6               57.1
 Gross profit                       41.5               44.4               42.9
 Marketing, selling, general
  & administrative expenses         21.0               21.1               21.3
 Special charges                     3.2                  -                  -
 Research & development              3.2                2.6                2.9
 Acquired research & development       -                  -                 .6
 Operating income                   14.1               20.7               18.1
 Other income, net                   1.6                1.0                1.0
 Earnings before income
  taxes & minority interest         15.7               21.7               19.1
 Net income                         11.2               15.3               13.0

Change in Accounting Principle
In consideration of guidance issued by the Financial Accounting Standards Board's Emerging Issues Task Force in Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs," we have retroactively changed our classification of freight charges billed to customers and related freight expenses from operating expenses to net sales and cost of goods sold, respectively. These changes increased net sales by $10.0 million, $7.7 million, and $5.2 million in 2000, 1999 and 1998, respectively; increased cost of goods sold by $30.8 million, $24.7 million, and $24.3 million in 2000, 1999 and 1998, respectively; and decreased marketing, selling, general, and administrative expenses by $20.8 million, $17.0 million, and $19.1 million in 2000, 1999 and 1998, respectively. This accounting change had no impact on reported net income for any of the periods presented.

Revenues
Net sales in fiscal year 2000 increased by 10.3% to $1,483.6 million from $1,344.9 million in fiscal year 1999, which had increased 18.9%, from $1,131.0 million in fiscal year 1998. The increases from 1998 to 2000 included sales attributable to 2000 and 1998 acquisitions (see Acquisitions below). In addition, sales of new products and increased efforts by APC's sales force have contributed to increased sales volumes; net sales attributable to new products totaled approximately 12%, 7%, and 11%, of 2000, 1999 and 1998, respectively.
Sales   for  products  in  the  Small  Systems  segment  addressing  networking applications and desktop PCs were negatively impacted by industry softness in the IT markets, weakening global economies, and maturing markets. The Large Systems segment experienced healthy growth driven by the build-out of data centers and share gains in the 3-phase UPS market as well as the acquisition of DC-Power and precision cooling products for data centers and communications equipment. The Company experienced strong demand for its products across all solution applications in 1999.

Foreign sales to unaffiliated customers, primarily in Europe, the Far East, Canada, and South America, in fiscal year 2000 were $696.2 million or 46.9% of net sales compared to $636.2 million or 47.3% of net sales in fiscal year 1999 and $488.0 million or 43.1% of net sales in fiscal year 1998. See also note 10 to the consolidated financial statements.

Cost of Goods Sold
Cost of goods sold was $867.7 million or 58.5% of net sales in fiscal year 2000 compared to $747.4 million or 55.6% of net sales in fiscal year 1999. Gross margins for fiscal year 2000 were 41.5% of sales, approximately 290 basis points lower than in fiscal year 1999. The gross margin erosion was associated with product mix shifts to lower margin products, the effect of pro-active consumer product price cuts in 2000, and manufacturing inefficiencies from continued global capacity expansion. Our product mix during 2000 reflected volumes shifting to the high-end enterprise business, which has a lower gross margin structure than our traditional core business.

Cost of goods sold was $747.4 million or 55.6% of net sales in fiscal year 1999 compared to $645.4 million or 57.1% of net sales in fiscal year 1998. Gross margins for fiscal year 1999 were 44.4% of sales, approximately 150 basis points higher than in fiscal year 1998. The improvement was driven primarily by manufacturing cost reductions, particularly material cost reductions, the ongoing transition of production from the U.S. and Ireland to the Philippines, improved capacity utilization associated with the closure of our manufacturing facility in Fort Meyers, Florida, and volume related margin improvements in Silcon and Symmetra products.

Total inventory reserves at December 31, 2000 were $20.5 million compared to $17.1 million at December 31, 1999. APC's reserve estimate methodology involves quantifying the total inventory position having potential loss exposure, reduced by an amount reasonably forecasted to be sold, and adjusting its interim reserve provisioning to cover the net loss exposure.

Segment Results (Refer to note 10 of Notes to the Consolidated Financial Statements in Item 8 of this Report for important information regarding the Company's reportable segments)
Net sales for products in the Small Systems segment, which primarily address local and wide are networking applications as well as desktop PCs, increased 2.3% and 14.9% over the prior years in 2000 and 1999, respectively. The rate of growth from 1999 through 2000 was negatively impacted by industry softness in the IT markets, weakening global economies, and maturing markets. Profits for this segment have remained relatively stable as a percentage of net sales in spite of declining sales growth and pro-active price reductions during 2000, principally due to transitioning the manufacture of certain products to lower cost facilities.

Net sales for products in the Large Systems segment, which primarily provides large power and availability solutions for data centers, facilities, and communications equipment, increased 92.0% and 101.3% over the prior years in 2000 and 1999, respectively. The Large Systems segment experienced healthy growth driven by the build-out of data centers and share gains in the 3-phase UPS market with our Silcon products as well as the acquisition of DC-Power and precision cooling products for data centers and communications equipment. Profits for this segment have declined due to cost inefficiencies resulting from continued global capacity expansion, as well as the continued investment in product and business development initiatives for this business segment.

Operating Expenses
Marketing, selling, general, and administrative (SG&A) expenses were $311.6 million or 21.0% of net sales in 2000 compared to $283.7 million or 21.1% of net sales in 1999 and $241.0 million or 21.3% of net sales in 1998. The increase in total spending in 2000 was due primarily to continued investments in building a global relational sales organization. The increase in 1999 was due primarily to costs associated with increased advertising and promotional costs, as well as costs associated with increased staffing and operating expenses of our marketing, selling, and administrative functions.

During the third and second quarters of 2000, we agreed to license worldwide patent rights relating to uninterruptible power supply technology for lump-sum cash payments of $17.0 million and $48.0 million, respectively, as more fully described in note 11 of Notes to Consolidated Financial Statements in Item 8 of this Report. These license fees were paid from operating cash during the third and second quarters of 2000. APC evaluated the portion of the license fees that represented payment for prior use of the subject technology and the portion that represented payment for future use. Considering each of our markets and the historical and projected revenue realized in markets utilizing the licensed technology, we estimated the present value of royalty payments, basing this calculation on an appropriate royalty rate and the technology's contribution to the overall value of affected products. Separate present values were calculated for both historic and projected product sales; the historic values were expensed and the projected values were capitalized. Accordingly, write-offs of the fully paid-up portions of the patent licenses were recognized in our statements of income for the third and second quarters of 2000 as special charges to pre-tax earnings of $17.5 million and $30.4 million, respectively, including direct expenses of $1.5 million and $1.9 million, respectively. The remaining balances of $1.0 million and $19.5 million have been classified on the consolidated balance sheet as long term assets and are being amortized on a straight-line basis over three years and nine years, respectively, the estimated remaining economic lives of the patent licenses.

The allowance for bad debts was 6.3% of gross accounts receivable at December 31, 2000 compared to 8.3% at December 31, 1999. We continue to experience strong collection performance. Accounts receivable balances outstanding over 60 days represented 13.4% of total receivables at December 31, 2000 compared to 9.0% at December 31, 1999. The increase reflects a growing portion of our business originating in areas where longer payment terms are customary, including a growing contribution from international markets as well as large system enterprise sales primarily associated with Silcon products. Write-offs of uncollectable accounts represent less than 1% of net sales. A majority of international customer balances are covered by receivables insurance.

R&D expenditures were $46.9 million or 3.2% of net sales in 2000, $34.6 million or 2.6% of net sales in 1999, and $32.6 million or 2.9% of net sales in 1998. The increased R&D spending primarily reflects increased numbers of software and hardware engineers and costs associated with new product development and engineering support. The slight decrease as a percentage of sales from 1998 to 1999 was attributable to certain fixed R&D expenses spread over a higher revenue base. In addition, during 1998 we recorded non-recurring charges of $7.6 million for acquired in-process R&D in connection with its acquisition of Silcon (see Acquisitions below).

Other Income, Net and Income Taxes
Other income is comprised principally of interest income, which increased substantially from 1998 to 2000 due to higher average cash balances available for investment during 1999 and 2000.

Excluding 1998 non-tax deductible charges of $7.6 million for acquired in-process R&D (see Acquisition section below), our effective income tax rates were approximately 29.0%, 29.5%, and 30.5%, in 2000, 1999 and 1998, respectively. The decrease from 1998 to 2000 is due to the tax savings from an increasing portion of taxable earnings being generated from APC's operations in jurisdictions currently having a lower income tax rate than the present U.S. statutory income tax rate.

Effects of Inflation
Management believes that inflation has not had a material effect on APC's operations.

Liquidity and Financial Resources
Working capital at December 31, 2000 was $754.5 million compared to $706.0 million at December 31, 1999. APC has been able to increase its working capital position as the result of continued strong operating results and despite internally financing the capital investment required to expand its operations and fund the licensing of technology discussed below. Our cash, cash equivalents, and short-term investments position decreased to $308.0 million at December 31, 2000 from $456.3 million at December 31, 1999, due primarily to outlays from operating cash in 2000 related to acquisitions (see Acquisitions section below) and the licensing of worldwide patent rights relating to uninterruptible power supply technology (see note 11 of Notes to Consolidated Financial Statements in Item 8 of this Report).

Worldwide inventories were $289.0 million at December 31, 2000, up from $176.5 million at December 31, 1999, due primarily to increases in on-hand raw materials, to support current and anticipated demand growth for enterprise products, and lower than expected demand in the fourth quarter of 2000, combined with $21.3 million in inventory attributable to acquisitions during 2000 (see Acquisitions section below). Inventory levels as a percentage of quarterly sales were 71% in the fourth quarter of 2000, up from 65% in the third quarter of 2000 and 45% in the fourth quarter of 1999.

At December 31, 2000, we had $50.0 million available for future borrowings under an unsecured line of credit agreement at a floating interest rate equal to the bank's cost of funds rate plus .625% and an additional $15.0 million and $7.0 million under unsecured line of credit agreements with a second and third bank, respectively, at similar interest rates. No borrowings were outstanding under these facilities at December 31, 2000. APC had no significant financial commitments, other than those required in the normal course of business, at December 31, 2000.

During 2000 and 1999, our capital expenditures, net of capital grants, amounted to approximately $73.7 million and $36.0 million, respectively, consisting primarily of manufacturing and office equipment, buildings and improvements, and purchased software applications. The nature and level of capital spending was made to improve manufacturing capabilities, principally in the U.S. and the Far East; to upgrade and expand our IT infrastructure; and to support the increased marketing, selling, and administrative efforts necessitated by our growth. Substantially all of APC's net capital expenditures were financed from available operating cash. We had no material capital commitments at December 31, 2000.

APC has agreements with the Industrial Development Authority of Ireland, otherwise knows as the IDA. Under these agreements, we receive grant monies for costs incurred for machinery, equipment, and building improvements for our Galway and Castlebar facilities. These grants are equal to 40% and 60%, respectively, of such costs up to a maximum of $13.1 million for Galway and $1.3 million for Castlebar. Such grant monies are subject to APC meeting certain employment goals and maintaining operations in Ireland until termination of the respective agreements. Under separate agreements with the IDA, we receive direct reimbursement of training costs at our Galway and Castlebar facilities for up to $3,000 and $12,500, respectively, per new employee hired. See also note 14 to the consolidated financial statements.

We believe that current internal cash flows together with available cash, available credit facilities or, if needed, the proceeds from the sale of additional equity, will be sufficient to support anticipated capital spending and other working capital requirements for the foreseeable future.

Acquisitions

Airflow
In the fourth quarter of 2000, we acquired privately-held Airflow Company, a Maryland-based manufacturer of precision cooling equipment primarily used in data center, Internet, and telecommunications applications. For Airflow Company we paid $22.5 million in cash plus expenses, of which $4.0 million will be paid at scheduled dates over three years in the event no indemnity claims arise. Our cash outlays associated with the acquisition were financed from operating cash. At December 31, 2000, the excess of the purchase price over the estimated fair value of the tangible net assets acquired has been included in goodwill and is being amortized on a straight-line basis over 15 years. The acquisition has been accounted for as a purchase and, accordingly, Airflow's results of operations are included in our consolidated financial statements from the date of acquisition.

Advance Power
Early in the second quarter of 2000, we acquired privately-held Advance Power Ltd., a U.K.-based manufacturer of DC-power solutions used in communications and Internet applications, for $75.0 million in cash plus expenses. Our cash outlays associated with the acquisition were financed from operating cash. At December 31, 2000, the excess of the purchase price over the estimated fair value of the tangible net assets and identifiable intangible assets acquired has been included in goodwill and is being amortized on a straight-line basis over 15 years. The acquisition has been accounted for as a purchase and, accordingly, Advance Power's results of operations are included in our consolidated financial statements from the date of acquisition.

ABL Electronics Corporation
Early in the second quarter of 2000, we acquired privately-held ABL Electronics Corporation, a North American provider of computer and network cables, switches, and other connectivity products, for $8.0 million paid in a combination of cash and stock, plus expenses. Our cash outlays associated with the acquisition were financed from operating cash. At December 31, 2000, the excess of the purchase price over the estimated fair value of the tangible net assets acquired has been included in goodwill and is being amortized on a straight-line basis over 15 years. The acquisition has been accounted for as a purchase and, accordingly, ABL's results of operations are included in our consolidated financial statements from the date of acquisition.

Silcon A/S
Early in the second quarter of 1998, APC entered into a definitive agreement with the principal management shareholders of Silcon to acquire stock of Silcon, a Denmark-based manufacturer of 3-phase UPSs up to 500 kVA. In 1998, we acquired 89% of the outstanding shares of Silcon, and in January through March 1999, we attained ownership of the remaining Silcon shares. Our cash outlays associated with the step-acquisition of $64.4 million during 1998 and $8.4 million during 1999 were financed from operating cash.

The purchase price was allocated to the net tangible and identifiable intangible assets acquired and to acquired in-process R&D, or acquired R&D. Acquired R&D includes the value of products in the development stage that are not considered to have reached technological feasibility and that have no alternative future uses. In accordance with applicable accounting rules, acquired R&D is required to be expensed. Accordingly, $7.6 million of the acquisition cost was expensed in 1998. The remaining purchase price exceeded the fair value of the tangible net assets acquired by approximately $53.0 million, consisting of identifiable intangible assets and goodwill, which is being amortized on a straight-line basis over 15 years. The acquisition has been accounted for as a purchase and, accordingly, Silcon's results of operations are included in our consolidated financial statements from the dates of acquisition.

Foreign Currency Activity
We invoice our customers in various currencies. Realized and unrealized transaction gains or losses are included in the results of operations and are measured based upon the effect of changes in exchange rates on the actual or expected amount of functional currency cash flows. Transaction gains and losses were not material to the results of operations in 2000, 1999 and 1998.

At December 31, 2000, APC's unhedged foreign currency accounts receivable, by currency, were as follows:

  In thousands                      Foreign Currency             US Dollars
  European Euros                          38,597                   $35,937
  British Pounds                          14,989                    22,438
  Japanese Yen                         1,942,010                    16,992
  German Marks                            22,396                    10,665
  Swiss Francs                            16,867                    10,285
  French Francs                           54,873                     7,783

APC also had non-trade receivables denominated in Irish Pounds of approximately US$3.4 million, liabilities denominated in various European currencies of approximately US$68.6 million, and liabilities denominated in Japanese Yen of approximately US$8.7 million.

We continually review our foreign exchange exposure and consider various risk management techniques, including the netting of foreign currency receipts and disbursements, rate protection agreements with customers/vendors and derivatives arrangements, including foreign exchange contracts. We presently do not utilize rate protection agreements or derivative arrangements.

Recently Issued Accounting Standards
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, as provided for in SFAS No. 137. The adoption of this Statement is not expected to have a material impact on our consolidated financial position or results of operations.

Factors That May Affect Future Results
This document contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this document.

Our quarterly results are likely to be volatile.
Our quarterly operating results may fluctuate as a result of a number of factors, including:
    The growth rates in the UPS industry and related industries, including but not limited to the PC, server, networking, telecommunications and enterprise hardware industries;
    Timing of orders from, and shipments to, customers;
    Timing of new product introductions and the market acceptance of those products;
    Increased competition;
    Changes in manufacturing costs;
    Changes in the mix of product sales;
    Inventory risks due to shifts in market demand;
    Component constraints and shortages;
    Risks of nonpayment of accounts receivable;
    Expansion of manufacturing capacity;
    Factors associated with international operations; and Changes in world economic conditions.

To remain competitive and expand our growth, we need to manage our growth expansion effectively.
We have experienced, and are currently experiencing, growth in our business which has placed, and could continue to place, a significant strain on our resources. In order to support the growth of our business, we plan to continue expanding our level of global operations during 2001. If our management is unable to manage growth effectively, our operating results could be adversely affected.

We currently compete with several firms providing power protection and related products and services and expect competition to increase in the future, which could affect our revenue and profitability.
We believe that we are one of less than ten global companies providing a full range of UPS products and services worldwide. The UPS, power protection and related industries, however, are highly competitive on both a worldwide basis and a regional geographic basis. We compete, and will continue to compete, with several U.S. and foreign firms, both on a worldwide basis and in various geographical regions, and within individual product and application niches. We expect competition to increase in the future from existing competitors and a number of companies that may enter our existing or future markets. Increased competition could adversely affect our revenue and profitability through price reductions and loss of market share. The principal competitive factors in our products include:
        Product performance and quality;
        Marketing and access to distribution channels;
        Customer services; and
        Product design and price.

Some of our current and potential competitors have substantially greater financial, technical, sales and marketing resources than we have. We may not be able to continue to compete successfully with our existing competitors or with new competitors.

Failure to alter our products to meet the demands of technological innovation could seriously harm our business.
The market for our products is characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. Current competitors or new market entrants may develop new products with features that could adversely affect the competitive position of our products. We may not be successful in selecting, developing, manufacturing and marketing new products or enhancing our existing products or in responding effectively to technological changes, new standards or product announcements by competitors. The timely availability of new products and enhancements, and their acceptance by customers are important to our future success. Delays in such availability or a lack of market acceptance could have an adverse effect on our business.

Defects in our products could seriously harm our business.
Our products may have defects despite testing internally or by current or potential customers. These defects could result in loss or delay in market acceptance, which could have a material adverse effect upon our business, operating results, or financial condition.

Loss of any of our key personnel could seriously harm our business.
Our success depends to a significant degree upon the continuing contributions of key management, sales, marketing, research and development and manufacturing personnel, many of whom we would have difficulty replacing. We believe that our future success will depend in large part upon our ability to attract and retain highly-skilled hardware and software engineers, and management, sales, and marketing personnel. Competition for such personnel is intense, and we may not be successful in attracting and retaining such personnel. Failure to attract and retain key personnel could have a material adverse effect on our business, operating results, or financial condition.

Because we depend on foreign operations and revenues, we are exposed to currency fluctuations, import barriers and other risks related to conducting foreign operations.
We manufacture and market our products worldwide through several foreign subsidiaries, distributors, and resellers. Our worldwide operations are subject to the risks normally associated with foreign operations including, but not limited to:
    The disruption of markets;
    Changes in export or import laws;
    Restrictions on currency exchanges;
    Potentially negative tax consequences;
    Longer payment terms;
    Political instability; and
    The modification or introduction or government policies with potentially adverse effects.

International sales, which are both direct and indirect sales to customers outside the United States, accounted for approximately 46.9%, 47.3%, and 43.1% of our net sales in 2000, 1999 and 1998, respectively. We anticipate that international sales will continue to account for a significant portion of revenue. We invoice our customers in various currencies. To date, we do not use any rate protection agreements or derivative agreements to hedge any foreign exchange exposure. Accordingly, we may be exposed to exchange losses based upon currency exchange rate fluctuations, which losses could have a materially adverse effect on our operating results.

A significant portion of products in our Small Systems and Large Systems reportable operating segments are manufactured in foreign locations. The Small Systems have particular exposure to the Philippines, a country which has experienced political and financial instability. Disruption of manufacturing efforts in these international facilities could negatively impact our ability to fulfill customer orders and potentially result in the loss of business.

Because our business relies upon a variety of computer systems to operate effectively, the failure or disruption of these systems could have a material adverse effect on our business.
APC is a highly automated company whose efficient and effective operation relies on a variety of information systems, including e-mail, enterprise resource planning, electronic data interchange, customer resource management and e-commerce systems. Disruption in the operation of these systems, or difficulties in maintaining or upgrading these systems, could have an adverse effect on our business. In January 2001, we upgraded our enterprise resource planning system. Difficulties that we have encountered, or may encounter, in connection with our implementation and use of this upgraded enterprise resource planning system could adversely affect our order management and fulfillment, financial reporting and supply chain management processes, and any such difficulties could have a material adverse effect on our business.

Our reliance on sole source suppliers may result in product delays or price increases.
We currently obtain some components of our products from single sources. In the future, our suppliers may not be able to meet our demand for components in a timely and cost-effective manner. We generally purchase these single or limited source components using purchase orders and have no guaranteed supply arrangements with the suppliers. In addition, the availability of many of these components is dependent in part on our ability to provide the suppliers with accurate forecasts of our future requirements. However, our operating results and customer relationships could be adversely affected by either an increase in prices for, or an interruption or reduction in supply of, any key components.

We have a limited ability to protect our intellectual property rights and others could infringe on or misappropriate our propriety rights and information.
Our success will depend, to a large extent, on our ability to protect our proprietary technology. We rely on a combination of contractual rights, trade secrets, patents, and copyrights to protect our proprietary rights. Although we own certain patents, and we have applied, and in the future we may apply, for patents, our intellectual property protection may not be sufficient to prevent competitors from developing similar technology. Moreover, in the absence of patent protection, our business may be adversely affected by competitors which independently develop functionally equivalent technology.

Our products may infringe on the intellectual property rights of others.
We attempt to ensure that our products and processes do not infringe upon third party patents and other proprietary rights, but third parties may allege such infringement in the future. If third parties allege or determine infringement, we may not prevail in such a challenge. Furthermore, if infringement is determined, we may not be able to obtain the necessary licenses on acceptable terms, if at all.

If we are unable to identify and successfully integrate acquisitions, our ability to expand and our financial results could suffer.
We have limited experience in integrating acquired companies or technologies into our operations. We may from time to time pursue the acquisition of other companies, assets, products or technologies. We may not be able to integrate successfully products, technologies, distribution channels, key personnel and businesses of acquired companies into our business or product offerings. In addition, the integration of acquired companies may adversely affect our business, operating results, or financial condition. Further, these acquired companies, assets, products or technologies may not contribute significantly to our sales or earnings, and the sales and earnings from acquired businesses may be adversely affected by the integration process or other factors. If we are not successful in the integration of such acquired businesses, our financial results could be adversely impacted. In addition, we may not be able to identify and consummate suitable acquisition transactions in the future.

Our stock price could be volatile, which could cause you to lose part or all of your investment.
The market price of our common stock has been, and may continue to be, extremely volatile. The trading price of our common stock could be subject to wide fluctuations in response to:
    Quarter-to-quarter variations in operating results;
    Changes in earnings estimates by analysts;
    Announcements of technological innovations or new products developed by us or our competitors; and
    Challenges associated with integration of businesses and other events or factors.

In addition, the stock market has from time to time experienced extreme price and volume fluctuations which have particularly affected the market price for many high technology companies and which often have been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock.

Our tax rate depends on earnings derived from certain foreign manufacturing operations.
Our tax rate is heavily dependent upon the proportion of earnings that we derive from our Ireland and Philippines manufacturing operations and our ability to reinvest those earnings permanently outside the United States. If the earnings of these operations as a percentage of our total earnings were to decline significantly from anticipated levels, or should our ability to reinvest these earnings be reduced, our effective tax rate would exceed the currently estimated rate for 2001. In addition, should our intercompany transfer pricing with respect to our Ireland or Philippines manufacturing operations require significant adjustment due to audits or regulatory changes, our overall effective tax rate could increase.

We have been and may become involved in litigation, which could materially harm our business.
We have been and may in the future become, involved in litigation involving our business, products or operations. The litigation process is uncertain and includes the risk of an unexpected, unfavorable result. We may be materially adversely impacted by any such litigation.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

APC, in the normal course of business, is exposed to market risks relating to fluctuations in foreign currency exchange rates. The information required under this section related to such risks is included in the Foreign Currency Activity section of Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Report and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2000 and 1999
In thousands

ASSETS
                                                                 2000                       1999
Current assets:
Cash and cash equivalents                                    $283,025                   $456,325
Short term investments                                         25,000                          -
Accounts receivable, less allowance
  for doubtful accounts of
  $20,085 in 2000 and $19,543 in 1999 (Note 4)                298,041                    216,810
Inventories (Note 5)                                          289,032                    176,477
Prepaid expenses and other current assets                      23,488                     18,283
Deferred income taxes (Note 7)                                 42,024                     31,962

     Total current assets                                     960,610                    899,857

Property, plant, and equipment:
Land, buildings, and improvements                              72,136                     58,220
Machinery and equipment                                       178,558                    130,031
Office equipment, furniture, and fixtures                      68,765                     55,284
Purchased software                                             25,633                     17,114

                                                              345,092                    260,649

Less accumulated depreciation and amortization                133,335                    103,422

     Net property, plant, and equipment                       211,757                    157,227

Goodwill and other intangibles, net (Note (2)                 122,716                     48,239

Other assets (Note 3)                                          22,022                      1,615

     Total assets                                          $1,317,105                 $1,106,938

See accompanying notes to consolidated financial statements.

AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2000 and 1999
In thousands

LIABILITIES AND SHAREHOLDERS' EQUITY
                                                                2000                       1999
Current liabilities:
Accounts payable                                            $105,031                     $78,641
Accrued expenses                                              37,946                      33,227
Accrued compensation                                          21,708                      25,743
Accrued sales and marketing programs                          15,210                      16,853
Deferred revenue                                              11,847                       8,739
Income taxes payable                                          14,377                      30,616

     Total current liabilities                               206,119                     193,819

Deferred tax liability (Note 7)                               13,805                      11,029

     Total liabilities                                       219,924                     204,848

Shareholders' equity (Notes 8 and 9):
Common stock, $.01 par value;
  authorized 450,000 shares in 2000;
  issued 195,071 in 2000 and 193,339 in 1999                   1,951                       1,933
Additional paid-in capital                                   115,381                      82,989
Retained earnings                                            986,176                     820,525
Treasury stock, 250 shares, at cost                          (1,551)                     (1,551)
Accumulated other comprehensive income (loss)                (4,776)                     (1,806)

     Total shareholders' equity                            1,097,181                     902,090

COMMITMENTS AND CONTINGENCIES
  (Notes 11, 13 and 14)

     Total liabilities and shareholders' equity           $1,317,105                  $1,106,938

See accompanying notes to consolidated financial statements.

AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2000, 1999 and 1998
In thousands except per share amounts

                                                2000                   1999                  1998
Net sales (Note 10)                       $1,483,563             $1,344,931            $1,130,991
Cost of goods sold                           867,680                747,389               645,378

Gross profit                                 615,883                597,542               485,613

Costs and expenses:
Marketing, selling, general, and
  administrative                             311,612                283,725               241,027
Special charges (Note 3)                      47,900                      -                     -
Research and development                      46,898                 34,592                32,563
Acquired research and development                  -                      -                 7,554

Total operating expenses                     406,410                318,317               281,144

Operating income                             209,473                279,225               204,469

Other income, net                             23,838                 13,292                11,687

Earnings before income
  taxes and minority interest                233,311                292,517               216,156

Income taxes (Note 7)                         67,660                 86,293                68,231

Earnings before minority interest            165,651                206,224               147,925

Minority interest, net                             -                      -                   349

Net income                                  $165,651               $206,224              $147,576

Basic earnings per share (Note 1)               $.85                  $1.07                  $.77
Basic weighted average
  shares outstanding                         194,235                192,201               191,006

Diluted earnings per share (Note 1)             $.83                  $1.05                  $.76
Diluted weighted average
  shares outstanding                         200,156                196,088               193,576

See accompanying notes to consolidated financial statements.

AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years ended December 31, 2000, 1999 and 1998
In thousands

                                                                           Accumulated
                        $.01 Par,     Additional          Treasury Stock,     Other
                      Common Stock     Paid-in  Retained      at Cost     Comprehensive
                     Shares    Amount  Capital  Earnings Shares   Amount     Income     Total
Balances at
 December 31, 1997  190,766    $1,908  $54,672  $466,725 (250)    $(1,551)        $-    $521,754
Net income                                       147,576                                 147,576
Foreign currency
 translation
 adjustment                                                                      502         502
Comprehensive
 income                                                                                  148,078
Exercises of
 stock options        1,106        11    8,470                                             8,481
Tax effect of
 exercises of
 stock options                           2,082                                             2,082
Shares issued to
 Employee Stock
 Purchase Plan           74                897                                               897
Balances at
 December 31, 1998  191,946     1,919   66,121   614,301 (250)    (1,551)        502     681,292
Net income                                       206,224                                 206,224
Foreign currency
 translation
 adjustment                                                                  (2,308)     (2,308)
Comprehensive
 income                                                                                  203,916
Exercises of
 stock options        1,285        13   12,762                                            12,775
Tax effect of
 exercises of
 stock options                           2,565                                             2,565
Shares issued to
 Employee Stock
 Purchase Plan          108         1    1,541                                             1,542
Balances at
 December 31, 1999  193,339     1,933   82,989   820,525 (250)    (1,551)    (1,806)     902,090
Net income                                       165,651                                 165,651
Foreign currency
 translation
 adjustment                                                                  (2,970)     (2,970)
Comprehensive
 income                                                                                  162,681
Exercises of
 stock options        1,488        15   18,652                                            18,667
Tax effect of
 exercises of
 stock options                           7,981                                             7,981
Shares issued to
 Employee Stock
 Purchase Plan          131         1    1,761                                             1,762
Shares issued to
 acquire ABL
 Electronics            113         2    3,998                                             4,000
Balances at
  December 31, 2000 195,071    $1,951 $115,381  $986,176 (250)   $(1,551)   $(4,776)  $1,097,181


See accompanying notes to consolidated financial statements.

AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2000, 1999 and 1998
In thousands

                                                2000                   1999                  1998
Cash flows from
 operating activities
Net income                                  $165,651               $206,224              $147,576
Adjustments to reconcile
 net income to net cash
 provided by operating
 activities:
Depreciation and amortization                 40,943                 30,590                22,951
Gain on sale of property,
 plant and equipment                               -                  (277)                     -
Provision for doubtful accounts                2,028                  6,015                 6,593
Deferred income taxes                        (7,212)                     65               (5,967)
Acquired research and development                  -                      -                 7,554
Other, net                                   (2,970)                (2,382)                 (409)
Changes in operating assets
 and liabilities, excluding
 effects of acquisitions:
  Accounts receivable                       (59,638)               (42,469)              (36,321)
  Inventories                               (91,253)                 52,205             (105,327)
  Prepaid expenses and
   other current assets                      (4,559)                  (482)               (4,151)
  Other assets                              (21,362)                  1,022                 (536)
  Accounts payable                             8,898                  3,451                23,550
  Accrued expenses                           (1,757)                  8,926                 (457)
  Accrued compensation                       (4,610)                  3,613                 5,654
  Accrued sales and
   marketing programs                        (1,902)                  (971)                 1,859
  Deferred revenue                             3,108                  1,909                 1,875
  Income taxes payable                       (8,336)                 10,428                 3,138
Net cash provided by
 operating activities                         17,029                277,867                67,582

Cash flows from
 investing activities
Purchases of held-to-maturity
 securities                                 (75,000)                      -                     -
Maturities of held-to-maturity
 securities                                   50,000                      -                     -
Capital expenditures,
 net of capital grants                      (73,716)               (36,003)              (55,654)
Proceeds from sale of
 property, plant and equipment                     -                  1,100                 3,200
Acquisitions                               (100,315)                (8,426)              (62,424)
Net cash used in
 investing activities                      (199,031)               (43,329)             (114,878)

Cash flows from
 financing activities
Repayment of short term debt                (11,727)               (12,438)              (12,308)
Proceeds from issuances
 of common stock                              20,429                 14,317                 9,378
Net cash provided by
 (used in) financing
 activities                                    8,702                  1,879               (2,930)

Net change in cash
 and cash equivalents                      (173,300)                236,417              (50,226)
Cash and cash equivalents
 at beginning of year                        456,325                219,908               270,134
Cash and cash equivalents
 at end of year                             $283,025               $456,325              $219,908

Supplemental cash flow disclosures
Cash paid during the year for:
Income taxes (net of tax refunds)            $80,240                $70,204               $65,109
Details of acquisitions:
 Fair value of assets                       $138,242                 $8,426              $113,177
 Liabilities and minority interest          (36,614)                      -              (48,793)
 Cash paid                                   101,628                  8,426                64,384
 Cash acquired                               (1,313)                      -               (1,960)
 Acquisitions                               $100,315                 $8,426               $62,424

NON-CASH TRANSACTIONS: In 2000, 1999 and 1998, the tax effect of the exercise of stock options resulted in increases to additional paid-in capital and reductions to income taxes payable of $7,981, $2,565, and $2,082. In 2000, 113,273 shares were issued related to the acquisition of ABL Electronics Corporation resulting in an increase to additional paid-capital of $3,998.

See accompanying notes to consolidated financial statements.

AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2000, 1999 and 1998


  1.   Summary of Significant Accounting Policies

Nature of Business
American  Power  Conversion  Corporation and its  subsidiaries  (the  "Company")
designs, develops, manufactures, and markets power protection and management solutions for computer and electronic applications worldwide. The Company's solutions include uninterruptible power supply products ("UPSs"), DC-power solutions, electrical surge protection devices, power conditioning products, precision cooling equipment and associated software, services, and accessories. These solutions are for use with sensitive electronic devices which rely on electric utility power including, but not limited to, home electronics, personal computers ("PCs"), high-performance workstations, servers, networking equipment, communications equipment, Internetworking equipment, data centers, mainframe computers, and facilities. The Company's principal markets are in North America, Europe, and the Far East.

Principles of Consolidation
The consolidated financial statements include the accounts of American Power Conversion Corporation and all of its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Change in Accounting Principle
In consideration of guidance issued by the Financial Accounting Standards Board's Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs," the Company has retroactively changed its classification of freight charges billed to customers and related freight expenses from operating expenses to net sales and cost of goods sold, respectively. These changes increased net sales by $10.0 million, $7.7 million, and $5.2 million in 2000, 1999 and 1998, respectively, increased cost of goods sold by $30.8 million, $24.7 million, and $24.3 million in 2000, 1999 and 1998, respectively; and decreased SG&A expenses by $20.8 million, $17.0 million, and $19.1 million, in 2000, 1999 and 1998, respectively. This accounting change had no impact on reported net income for any of the periods presented.

Revenue Recognition
Revenue from sales of the Company's products, including UPS products, DC-power solutions, electrical surge protection devices, power conditioning products, precision cooling equipment, and associated accessories, is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price to the buyer is fixed or determinable, and collectibility is reasonably assured. Provisions for sales returns and allowances and uncollectible accounts are made at the time of sale. Revenues from the sale of service-related contracts are deferred and recognized ratably over an established term, typically one to five years.

Cash and Cash Equivalents
Cash and cash equivalents consist of funds on deposit, money market savings accounts, and short-term commercial paper with original maturities of three months or less.

Short Term Investments
At December 31, 2000, short term investments consisted of U.S. Government debt securities with original maturities greater than three months and less than or equal to one year. Such securities were classified as held-to-maturity and carried at amortized cost. The cost of such securities approximates fair market value. Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold such securities to maturity.

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

Goodwill and Other Intangibles
Goodwill represents the excess of cost over the fair value of the net tangible assets and identifiable intangible assets of businesses acquired and is being amortized on a straight-line basis over 15 years. Periodically, the Company evaluates the carrying value of goodwill to assure that changes in facts and circumstances do not suggest that recoverability has been impaired. This analysis relies on a number of factors, including operating results, business plans, budgets, economic projections, and changes in management's strategic direction or market emphasis. In management's opinion, no impairment exists at December 31, 2000. Goodwill and other intangibles are presented net of accumulated amortization of $12.2 million and $4.8 million at December 31, 2000 and 1999, respectively.

Research and Development
Expenditures for research and development ("R&D") are expensed in the period incurred.

Warranties
The Company offers limited two-year and one-year warranties. The provision for potential liabilities resulting from warranty claims is provided at the time of sale. The Company also offers its customers the opportunity to extend the basic warranty period up to an additional three years under a separately priced program. Recognition of the revenue associated with the extended warranty program commences on the date the extended warranty becomes effective and is recognized on a straight-line basis over the extended warranty period. In addition, the Company has an Equipment Protection Policy which, depending on the model, provides up to $25,000, 50,000 pounds sterling, or 100,000 euros for repair or replacement of a customer's hardware should a surge or lightning strike pass through a Company unit. The policy applies to all units manufactured after January 1, 1992. Other restrictions also apply. The Company's ProtectNet line of data line surge suppressors feature a "Double-Up" Supplemental Equipment Protection Policy, under which the total recoverable limit under the Equipment Protection Policy is doubled (U.S. and Canada only). The Company has experienced satisfactory field operating results, and warranty costs incurred to date have not had a significant impact on the Company's results of operations.

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

Deferred income taxes have not been provided for the undistributed earnings of the Company's foreign subsidiaries which aggregated approximately $361.0 million at December 31, 2000. The Company plans to reinvest all such earnings for future expansion. If such earnings were distributed, taxes would increase by approximately $86.0 million. Additionally, the Company has tax holidays in China, India, and the Philippines, which reduce or eliminate the income taxes paid in those countries. Based on the currently enacted regular corporate income tax rates in these countries, the benefit to the Company of these tax holidays was approximately $6.8 million, or $.03 per diluted share, for the year ended December 31, 2000; $4.5 million, or $.02 per diluted share, for the year ended December 31, 1999; $2.4 million, or $.01 per diluted share, for the year ended December 31, 1998.

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

   In thousands                                 2000              1999             1998
   Basic weighted average
    shares outstanding                       194,235           192,201           191,006
   Net effect of dilutive
    potential common shares
    outstanding based on the
    treasury stock method using
    the average market price                   5,921             3,887             2,570
   Diluted weighted average
    shares outstanding                       200,156           196,088           193,576
   Antidilutive potential
    common shares excluded
    from the computation above                   280               872               496

Stock-Based Compensation
The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock-based compensation plans. No compensation cost has been recognized for these plans in the accompanying consolidated financial statements.

Advertising Costs
Advertising costs are expensed as incurred and reported in marketing, selling, general, and administrative expenses in the accompanying consolidated statements of income. Such costs of advertising, advertising production, trade shows, and other activities are designed to enhance demand for the Company's products. Advertising costs were $85.5 million in 2000, $94.4 million in 1999, and $67.4 million in 1998. There are no capitalized advertising costs in the accompanying consolidated balance sheets.

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


  2.   Acquisitions

Airflow
In the fourth quarter of 2000, the Company acquired privately-held Airflow Company, a Maryland-based manufacturer of precision cooling equipment primarily used in data center, Internet, and telecommunications applications, for $22.5 million in cash plus expenses, of which $4.0 million will be paid at scheduled dates over three years in the event no indemnity claims arise. The Company's cash outlays associated with the acquisition were financed from operating cash. At December 31, 2000, the excess of the purchase price over the estimated fair value of the tangible net assets acquired has been included in goodwill and is being amortized on a straight-line basis over 15 years. The acquisition has been accounted for as a purchase and, accordingly, Airflow's results of operations are included in the Company's consolidated financial statements from the date of acquisition.

Advance Power
Early in the second quarter of 2000, the Company acquired privately-held Advance Power Ltd., a U.K.-based manufacturer of DC-based power solutions used in communications and Internet applications, for $75.0 million in cash plus expenses. The Company's cash outlays associated with the acquisition were financed from operating cash. At December 31, 2000, the excess of the purchase price over the estimated fair value of the tangible net assets and identifiable intangible assets acquired has been included in goodwill and is being amortized on a straight-line basis over 15 years. The acquisition has been accounted for as a purchase and, accordingly, Advance Power's results of operations are included in the Company's consolidated financial statements from the date of acquisition.

ABL Electronics Corporation
Early in the second quarter of 2000, the Company acquired privately-held ABL Electronics Corporation ("ABL"), a North American provider of computer and network cables, switches, and other connectivity products, for $8.0 million paid
in a combination of cash and stock, plus expenses.   The  Company's
cash outlays associated with the acquisition were financed from operating cash. At December 31, 2000, the excess of the purchase price over the estimated fair value of the tangible net assets acquired has been included in goodwill and is being amortized on a straight-line basis over 15 years. The acquisition has been accounted for as a purchase and, accordingly, ABL's results of operations are included in the Company's consolidated financial statements from the date of acquisition.

Silcon A/S
Early in the second quarter of 1998, APC entered into a definitive agreement with the principal management shareholders of Silcon to acquire stock of Silcon, a Denmark-based manufacturer of 3-phase UPSs up to 500 kVA. In 1998, we acquired 89% of the outstanding shares of Silcon, and in January through March 1999, we attained ownership of the remaining Silcon shares. Our cash outlays associated with the step-acquisition of $64.4 million during 1998 and $8.4 million during 1999 were financed from operating cash.

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

Pro forma results from operations have not been provided as the acquisitions are not considered material individually and in the aggregate.


  3.   Special Charges

During the third and second quarters of 2000, the Company agreed to license worldwide patent rights relating to uninterruptible power supply technology for lump-sum cash payments of $17.0 million and $48.0 million, respectively. These license fees were paid from operating cash during the third and second quarters of 2000, respectively. The Company evaluated the portion of the license fees that represented payment for prior use of the subject technology and the portion that represented payment for future use. Considering each of the Company's markets and the historical and projected revenue realized in markets utilizing the licensed technology, the Company estimated the present value of royalty payments, basing this calculation on an appropriate royalty rate and the technology's contribution to the overall value of affected products. Separate present values were calculated for both historic and projected product sales; the historic values were expensed and the projected values were capitalized. Accordingly, write-offs of the fully paid-up portions of the patent licenses were recognized in the Company's statements of income for the third and second quarters of 2000 as special charges to pre-tax earnings of $17.5 million and $30.4 million, respectively, including direct expenses of $1.5 million and $1.9 million, respectively. The remaining balances of $1.0 million and $19.5 million have been classified on the consolidated balance sheet as long term assets and are being amortized on a straight-line basis over three years and nine years, respectively, the estimated remaining economic lives of the patent licenses.

  4.   Accounts Receivable

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


  5.   Inventories

Inventories consist of the following:

 In thousands                                2000                      1999
 Raw materials                           $120,685                   $60,708
 Work in process                           15,755                     7,396
 Finished goods                           152,592                   108,373
                                         $289,032                  $176,477


  6.   Revolving Credit Agreements and Short Term Debt

At December 31, 2000 and 1999, the Company had available for future borrowings $50.0 million under an unsecured line of credit agreement at a floating interest rate equal to the bank's cost of funds rate plus .625%, and an additional $15.0 million and $7.0 million under unsecured line of credit agreements with a second and third bank, respectively, at similar interest rates. No borrowings were outstanding under these facilities at December 31, 2000 and 1999.


  7.   Income Taxes

Total federal, state, and foreign income tax expense (benefit) from continuing operations for the years ended December 31, 2000, 1999 and 1998 consists of the following:

 In thousands                      Current              Deferred                Total
 2000:
 Federal                           $53,319              $(3,850)               $49,469
 State                               8,073                 (794)                 7,279
 Foreign                            12,559               (1,647)                10,912
                                   $73,951              $(6,292)               $67,660
 1999:
 Federal                           $61,756                $(244)               $61,512
 State                               8,024                 (239)                 7,785
 Foreign                            16,448                   548                16,996
                                   $86,228                   $65               $86,293
 1998:
 Federal                           $58,294              $(4,188)               $54,106
 State                               4,707                 (785)                 3,922
 Foreign                            11,197                 (994)                10,203
                                   $74,198              $(5,967)               $68,231

Income tax expense attributable to continuing operations amounted to $67.7 million in 2000, $86.3 million in 1999, and $68.2 million in 1998, (effective rates of 29.0%, 29.5%, and 31.6%, respectively). The actual expense for 2000, 1999 and 1998 differs from the "expected" tax expense (computed by applying the statutory U.S. federal corporate tax rate of 35% to earnings before income taxes) as follows:

 In thousands                                 2000                  1999                  1998
 Computed "expected"
  tax expense                              $81,659              $102,381               $75,655
 State income taxes,
  net of federal income
  tax benefit                                4,731                 5,060                 2,549
 Foreign earnings taxed
  at rates lower than U.S.
  statutory rate (principally
  Ireland and Philippines)                (16,616)              (18,754)              (12,676)
 Foreign sales corporation                 (1,754)               (1,294)               (2,729)
 Acquired R&D                                    -                     -                 3,094
 Other                                       (360)               (1,100)                 2,338
                                           $67,660               $86,293               $68,231

The domestic and foreign components of earnings before income taxes were $145.3 million and $88.0 million, respectively, for 2000; $188.5 million and $104.0 million, respectively, for 1999; and $162.0 million and $54.2 million, respectively, for 1998. Total income tax expense for the years ended December 31, 2000, 1999 and 1998 was allocated as follows:

 In thousands                                  2000                  1999                  1998
 Income from continuing operations          $67,660               $86,293               $68,231
 Shareholders' equity,
  for compensation expense for
  tax purposes in excess of
  amounts recognized for
  financial statement purposes              (7,981)               (2,565)               (2,082)
                                            $59,679               $83,728               $66,149

At December 31, 2000 and 1999, deferred income tax assets and liabilities result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. The sources and tax effects of these temporary differences are presented below:

 In thousands                                                   2000                      1999
 Deferred tax assets
 Allowance for doubtful accounts                              $5,060                    $5,150
 Additional costs inventoried
  for tax purposes                                             1,629                       920
 Intercompany inventory profits                                4,520                     4,521
 Allowances for sales
  and marketing programs                                       5,837                     5,644
 Inventory obsolescence reserve                                4,302                     4,272
 Accrual for compensation
  and compensated absences                                     2,912                     5,629
 Reserve for warranty costs                                    2,449                     1,274
 Deferred revenue                                              3,918                     2,955
 Intangible assets                                             9,585                         -
 Other                                                         1,812                     1,597
 Total gross deferred tax assets                              42,024                    31,962
 Less valuation allowance                                          -                         -
 Net deferred tax assets                                      42,024                    31,962
 Deferred tax liabilities
 Excess of tax over financial
  statement depreciation                                      11,441                     9,282
 Other                                                         2,364                     1,747
 Total deferred tax liabilities                               13,805                    11,029
 Net deferred income taxes                                   $28,219                   $20,933

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Due to the fact that the Company has sufficient taxable income in the federal carryback period and anticipates sufficient future taxable income during the periods over which the deferred tax assets are deductible, the ultimate realization of deferred tax assets for federal and state tax purposes appears more likely than not.


  8.   Stock Plans

Stock-based Compensation Plans
At December 31, 2000, the Company had four stock option plans and a stock purchase plan, which are described below. SFAS No. 123, Accounting for Stock-Based Compensation, requires companies to either (a) record compensation costs related to its stock-based compensation plans, or (b) disclose pro forma net income and earnings per share data as if the company had recorded such costs. The Company has elected to continue to apply APB Opinion No. 25 and related Interpretations in accounting for these plans and to comply with the SFAS No. 123 disclosure requirements. Accordingly, no compensation cost has been recognized for its stock-based compensation plans in the accompanying consolidated financial statements. Had compensation costs for such plans been determined in accordance with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

 In thousands except per share amounts             2000                1999               1998
 Net income          As reported               $165,651            $206,224           $147,576
                     Pro forma                  133,115             181,123            132,296

 Basic earnings
  per share          As reported                   $.85               $1.07               $.77
                     Pro forma                      .69                 .94                .69

 Diluted earnings
  per share          As reported                   $.83               $1.05               $.76
                     Pro forma                      .65                 .92                .69

The pro forma effect on net income for 2000, 1999 and 1998 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to stock option grants made prior to 1995. The weighted average fair value of stock options granted during 2000, 1999 and 1998 was $11.43, $9.35, and $8.84, respectively. The
Company estimates the fair value of each option as of the date of grant using the Black-Scholes pricing model with the following weighted average assumptions used for grants in 2000, 1999 and 1998:

                                    2000                1999                1998
 Expected volatility                 70%                 59%                 57%
 Dividend yield                       -                   -                   -
 Risk-free interest rate            5.9%                5.3%                5.5%
 Expected life                    6 years             5 years             5 years

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

On April 21, 1997, the Company's shareholders approved the 1997 Non-employee Director Stock Option Plan and on May 20, 1993 approved the 1993 Non-employee Director Stock Option Plan (collectively the "Director Plans"). The 1997 and 1993 Director Plans authorized the grant of options for up to 400,000 shares and 80,000 shares of common stock, respectively. In 2000, two directors were entitled to participate in the Director Plans with each receiving a grant of options as of February 12, 2000 for 20,000 shares at an exercise price of $29.84, February 12, 1999 for 20,000 shares at an exercise price of $19.94, February 12, 1998 for 20,000 shares at an exercise price of $13.50, April 21, 1997 for 20,000 shares at an exercise price of $10.88 per share, and February 25, 1993 for 40,000 shares at an exercise price of $6.00 per share (i.e., the market price on the dates of grant).

Options granted under the 1997 Director Plan vest 25% at the end of the second year and 9.375% at the end of each six month period thereafter. Options granted under the 1993 Director Plan vested 25% at the end of the first year and 25% annually thereafter.

Options granted under all stock option plans before January 1, 1993 expired not more than five years from the date of grant, if unexercised. Options granted under all stock option plans after January 1, 1993 expire not more than ten years from the date of grant (five years in the case of ISOs granted to ten percent shareholders). The outstanding options at December 31, 2000 expire at various dates through 2009. Options granted terminate within a specified period of time following termination of an optionee's employment or position as a director or consultant with the Company.

A summary of the status of the Company's stock option plans as of December 31, 2000, 1999 and 1998, and changes during the years ending on those dates is presented below:

                             2000                       1999                       1998
Shares in                         Weighted                   Weighted                  Weighted
thousands                         Average                    Average                    Average
                                  Exercise                   Exercise                  Exercise
                      Shares       Price        Shares        Price        Shares        Price
Outstanding at
 beginning of year    12,082      $14.00         9,560        $12.23        6,018         $7.81
Granted                9,448       16.41         5,097         16.26        4,798         16.51
Exercised            (1,488)       12.63       (1,285)         10.12        (944)          6.62
Terminated           (1,040)       15.50       (1,290)         13.50        (312)         11.17
Outstanding
 at end of year       19,002       15.26        12,082         14.00        9,560         12.23
Exercisable
 at end of year        4,531       13.01         2,696         11.40        1,354          7.45
Shares reserved
 at end of year       23,514                    25,115                     13,536


The following table summarizes information about stock options outstanding at December 31, 2000:

Shares in thousands              Options Outstanding                     Options Exercisable
                                      Weighted
                                      Average         Weighted                        Weighted
                                     Remaining        Average                         Average
    Range of           Shares       Contractual       Exercise         Shares         Exercise
 Exercise Prices    Outstanding     Life (years)       Price        Exercisable        Price
  $4.56 - $6.82           781          4.8             $4.93             522           $5.03
  $8.30 - $11.69        1,841          6.1              9.37           1,249            9.15
 $12.70 - $17.71       12,143          8.8             13.95           2,441           15.41
 $19.30 - $24.80        3,957          9.1             22.98             319           22.84
 $29.00 - $31.13          280          8.4             30.72               -               -
                       19,002          8.4             15.26           4,531           13.01


Stock Purchase Plan
On April 21, 1997, the Company's shareholders approved an Employee Stock Purchase Plan (the "Plan") to provide substantially all employees an opportunity to purchase shares of its common stock through payroll deductions, in an aggregate amount up to 10% of eligible compensation. Semiannually, participant account balances are used to purchase shares of stock at the lesser of 85% of the fair market value of shares on the grant date or the exercise date. The aggregate number of shares purchased by an employee may not exceed 6,000 shares annually (subject to limitations imposed by the Internal Revenue Code). The employee stock purchase plan expires on February 11, 2007. A total of 2.0 million shares are available for purchase under the Plan. During 2000, under the Plan, 41,671 shares were issued at $18.75 per share and 89,173 shares were issued at $11.00 per share. During 1999, under the Plan, 54,706 shares were issued at $14.03 per share and 53,608 shares were issued at $14.45 per share. During 1998, under the Plan, 42,632 shares were issued at $13.44 per share and 30,626 shares were issued at $10.57 per share.


  9.   Retirement Benefits

Employee Stock Ownership Plans
At December 31, 2000, the Company had noncontributory Employee Stock Ownership Plans (the "ESOP") covering substantially all employees in North America and Ireland. Contributions to the ESOP are based on a percentage of eligible compensation and are determined by the Company's Board of Directors at its discretion, subject to the limitations established by U.S. and Ireland tax laws. The ESOP held 8.3 million shares and 8.8 million shares of common stock at December 31, 2000 and December 31, 1999, respectively. No shares were contributed to the ESOP in 2000, 1999 or 1998.

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

The Company also sponsors pension plans in several foreign locations.

The Company's pension contributions in 2000, 1999 and 1998 amounted to approximately $4.9 million, $4.3 million, and $1.6 million, respectively.


  10.  Operating Segment and Geographic Information

Segment accounting policies are the same as policies described in note 1.

Basis for presentation

The Company operates primarily within one industry consisting of three reportable operating segments by which it manages its business and from which various offerings are commonly combined to develop a total solution for the customer. These efforts primarily incorporate the design, manufacture, and marketing of power protection equipment and related software and accessories for computer, communications, and related equipment. The Company's three segments are: Small Systems, Large Systems, and Other. Each of these segments address global markets.

The Small Systems segment develops power solutions for servers and networking equipment commonly used in local area and wide area networks and for personal computers and sensitive electronics. Major product offerings include the Smart-UPSr, Matrix-UPSr, Symmetrar Power Arrayr and Back-UPSr family of UPSs. Also included are the SurgeArrestr surge suppressors as well as cabling and connectivity solutions. Additional accessories and software products are offered to enhance the management of these networks. Products include PowerChuter software, MasterSwitchT power distribution units and NetShelterr server enclosures. Products are sold to home and commercial users primarily through an indirect selling model consisting of computer distributors and dealers, value added resellers, mass merchandisers, catalog merchandisers, E-commerce vendors, and strategic partnerships.

The Large Systems segment produces large system solutions that provide power and availability solutions for data centers, facilities and communications equipment. Product offerings include Silcon UPSs, NetworkAIR precision cooling equipment and DC-power solutions. Products are sold to commercial users primarily through an indirect selling model consisting of value added resellers and strategic partnerships.

The Other segment provides Web-based informational, product, and selling services as well as replacement batteries for the Company's UPS products and notebook computers.

In the fourth quarter of 2000, the Company revised its reportable segments from prior periods to reflect management's increased focus on managing the business by small systems, large systems, and other, as a result of acquisitions during 2000, changing trends in the market, economic conditions, and increased product offerings. Prior periods have been reclassified to reflect the Company's 2000 presentation.

The Company measures the profitability of its segments based on direct contribution margin. Direct contribution margin includes R&D, marketing, and administrative expenses directly attributable to the segments and excludes certain expenses which are managed outside the reportable segments. Costs excluded from segment profit are indirect operating expenses, primarily consisting of selling and corporate expenses, and income taxes. Expenditures for additions to long-lived assets are not tracked or reported by the operating segments, although depreciation expense is allocated to and reported by the operating segments.

Summary operating segment information is as follows:

In thousands                                   2000                    1999                  1998
Segment net sales
Small Systems                            $1,265,264              $1,236,413            $1,075,741
Large Systems                               193,623                 100,852                50,094
Other                                        14,643                       -                     -
Total segment net sales                   1,473,530               1,337,265             1,125,835
Shipping and handling revenues               10,033                   7,666                 5,156
Total net sales                          $1,483,563              $1,344,931            $1,130,991


Summary operating segment information (cont.):

In thousands                                   2000                    1999                  1998
Segment profits
Small Systems                              $558,548                $554,385              $454,726
Large Systems                                 6,261                  17,310                 4,056
Other                                         7,792                       -                     -
Total segment profits                       572,601                 571,695               458,782
Shipping and handling net costs              20,745                  16,988                19,149
Indirect operating expenses                 342,383                 275,482               235,164
Other income, net                            23,838                  13,292                11,687
Earnings before income taxes
 and minority interest                     $233,311                $292,517              $216,156

Segment depreciation
Small Systems                               $18,517                 $17,072               $16,992
Large Systems                                 4,885                   3,130                     4
Other                                            77                       -                     -
Total segment depreciation                  $23,479                 $20,202               $16,996


Summary geographic information is as follows:

In thousands                                   2000                    1999                  1998
Net sales
United States                              $787,359                $708,777              $643,021
North and Latin America
 excluding United States                     65,330                  70,372                60,897
Europe, Middle East,
 and Africa                                 395,417                 385,486               306,472
Far East                                    235,457                 180,296               120,601
                                         $1,483,563              $1,344,931            $1,130,991
Note:  Sales are attributed to geographic regions based on location of customer.  No individual foreign country is material in relation to total net sales.

Long-lived assets
United States                              $141,251                 $79,219               $79,724
Europe                                      152,913                  84,866                87,711
Philippines                                  47,798                  31,558                25,923
Other Far East                               14,533                  11,438                 3,380
                                           $356,495                $207,081              $196,738

The Company closely monitors the credit worthiness of its customers, adjusting credit policies and limits as deemed necessary. Two customers, Ingram Micro and Tech Data Product Management, accounted for approximately 14% and 11%, respectively, of the Company's net sales in 2000. No single customer comprised 10% or more of the Company's net sales in 1999. One customer, Ingram Micro, accounted for approximately 11% of the Company's net sales in 1998. The majority of the Company's sales to Ingram Micro and Tech Data Product Management are included in the Small Systems reportable segment.


  11.  Litigation

On or about August 20, 1999, General Signal Power Systems, Inc, former parent company of Best Power ("General Signal"), filed suit against the Company in the United States District Court for the Western District of Wisconsin alleging patent infringement and false advertising. General Signal sought unspecified damages, costs, fees, and injunctive relief. During March and April 2000, the court dismissed four of the five patent infringement claims. On or about May 12, 2000, General Signal voluntarily dismissed with prejudice the false advertising claims. On May 17, 2000, the parties agreed to the voluntary dismissal of the remaining claim in the lawsuit with prejudice. In connection with the resolution of this dispute, the Company agreed to license from General Signal worldwide patent rights relating to uninterruptible power supply technology for a lump-sum cash payment of $48.0 million. The license fee was paid from operating cash during the second quarter of 2000. See also note 3.

On or about January 27, 1999, the Company was served with a lawsuit filed by an individual in the United States District Court for the Central District of California alleging patent infringement. The plaintiff, Anthony F. Coppola, claimed sole ownership of the patent referenced in the lawsuit. Coppola sought unspecified damages, costs, fees, and injunctive relief. On or about April 14, 1999, the Company removed the case from the United States District Court for the Central District of California to the United States District Court for the
District of Massachusetts. On September 8, 2000, the parties agreed to the voluntary dismissal of the lawsuit with prejudice. In connection with the resolution of this dispute, the Company agreed to license from Anthony Coppola worldwide patent rights relating to uninterruptible power supply technology for a lump-sum cash payment of $17.0 million. The license fee was paid from operating cash during the third quarter of 2000. See also note 3.

The Company is also involved in various claims and legal actions arising in the ordinary course of business, some of which claim substantial damages. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations or liquidity.


  12.  Fair Value of Financial Instruments

The carrying amounts of cash, cash equivalents, accounts receivable, short-term debt, accounts payable, and accrued liabilities approximate their fair values because of the short duration of these instruments.


  13.  Commitments

The Company has several non-cancelable operating leases, primarily for warehousing and office space, expiring at various dates through 2007. These leases contain renewal options for periods ranging from one to five years and require the Company to pay its proportionate share of utilities, taxes, and insurance. Rent expense under these leases for 2000, 1999 and 1998 was $6.7 million, $4.3 million, and $2.5 million, respectively.

Future minimum lease payments under these non-cancelable leases are: 2001 - $7.7 million; 2002 - $6.0 million; 2003 - $4.3 million; 2004 - $3.9 million, 2005 -
$2.6 million, and $5.0 million thereafter.

  14.  Contingencies

The Company has agreements with the Industrial Development Authority of Ireland ("IDA") under which the Company receives grant monies for costs incurred for machinery, equipment, and building improvements for its Galway and Castlebar facilities equal to 40% and 60%, respectively, of such costs up to a maximum of $13.1 million for Galway and $1.3 million for Castlebar. Such grant monies are subject to the Company meeting certain employment goals and maintaining operations in Ireland until termination of the respective agreements. The total cumulative amounts of capital grant claims submitted and received through December 31, 2000 for the Galway facility were approximately $10.6 million and $8.0 million, respectively. The total cumulative amount of capital grant claims submitted through December 31, 2000 for the Castlebar facility was $.4 million; no capital grant claims had been received for the Castlebar facility. Under separate agreements with the IDA, the Company receives direct reimbursement of training costs at its Galway and Castlebar facilities for up to $3,000 and $12,500, respectively, per new employee hired. The total cumulative amounts of training grant claims submitted and received through December 31, 2000 for the Galway facility were approximately $1.1 million and $1.1 million, respectively. The total cumulative amount of training grant claims submitted and received through December 31, 2000 for the Castlebar facility were approximately $1.1 million and $.7 million; respectively.

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


  15.  Quarterly Financial Data (Unaudited)

In consideration of guidance issued by the Financial Accounting Standards Board's Emerging Issues Task Force in Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs," we have retroactively changed our classification of freight charges billed to customers and related freight expenses from operating expenses to net sales and cost of goods sold, respectively. These changes increased net sales, increased cost of goods sold, and decreased marketing, selling, general, and administrative (SG&A) expenses as follows, in thousands:

Increase (decrease)                   Q1                Q2               Q3                 Q4
2000
Net sales                           $1,783            $2,291           $2,057             $3,902
Cost of goods sold                  $5,797            $6,274           $5,916            $12,791
SG&A                              ($4,014)          ($3,983)         ($3,859)           ($8,889)

1999
Net sales                           $1,975            $2,331           $1,443             $1,917
Cost of goods sold                  $6,163            $5,576           $6,056             $6,859
SG&A                              ($4,188)          ($3,245)         ($4,613)           ($4,942)

The following is a summary of quarterly results of operations in thousands except per share amounts:

                                      Q1                Q2                Q3                Q4
2000
Net sales                         $311,196           $368,036         $397,034          $407,297
Gross profit                      $141,955           $160,418         $164,039          $149,471
Net income                         $47,106            $35,113          $45,009           $38,423
Basic earnings per share              $.24               $.18             $.23              $.20
Basic weighted average
 shares outstanding                193,450            194,089          194,600           194,761
Diluted earnings per share            $.24               $.17             $.22              $.20
Diluted weighted average
 shares outstanding                199,530            201,040          200,112           196,350

1999
Net sales                         $279,160           $317,793         $357,363          $390,615
Gross profit                      $117,967           $135,308         $162,324          $181,943
Net income                         $34,791            $42,814          $62,127           $66,492
Basic earnings per share              $.18               $.22             $.32              $.34
Basic weighted average
 shares outstanding                191,760            191,962          192,272           192,807
Diluted earnings per share            $.18               $.22             $.32              $.34
Diluted weighted average
 shares outstanding                195,576            195,177          196,621           197,625

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
                                    Part III


Item 10.  Directors of the Registrant
Information with respect to Directors may be found under the caption "Occupations of Directors" appearing in the Company's definitive Proxy Statement for the 2001 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

Item 11.  Executive Compensation
The information set forth under the caption "Executive Compensation" appearing in the Company's definitive Proxy Statement for the 2001 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
The information set forth under the caption, "Management and Principal Holders of Voting Securities" appearing in the Company's definitive Proxy Statement for the 2001 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions
The information set forth under the captions, "Certain Relationships and Related Transactions" appearing in the Company's definitive Proxy Statement for the 2001 Annual Meeting of Shareholders is incorporated herein by reference.

                                     Part IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a)  Documents filed as part of Form 10-K

1.  Consolidated Financial Statements
The consolidated financial statements of the Company have been included in Item 8 of this report.

    Consolidated Balance Sheets as of December 31, 2000 and 1999
    Consolidated Statements of Income for each of the three years ended
          December 31, 2000, 1999 and 1998
    Consolidated Statements of Changes in Shareholders' Equity for each of the three years ended December 31, 2000, 1999 and 1998
    Consolidated Statements of Cash Flows for each of the three years ended
          December 31, 2000, 1999 and 1998
    Notes to Consolidated Financial Statements

2.  Consolidated Financial Statement Schedules

    Schedule Number   Description                                      Page No.
           II         Valuation and Qualifying Accounts and Reserves      43

Schedules other than those listed above have been omitted since they are either not required or the information required is included in the consolidated financial statements or the notes thereto.

KPMG LLP's reports with respect to the above listed consolidated financial statements and consolidated financial statement schedule are included herein on pages 40 and 41.

3.   Exhibit Listing

Exhibit
Number   Description
3.01      Articles of Organization of the Registrant, as amended
3.02      By-Laws of the Registrant, as amended and restated
4.01      Shareholder Rights Agreement, dated as of September 2, 1999, between the Company and
          BankBoston, N.A.
4.02      Stock Purchase Agreement dated as of April 28, 2000, by and among ABL Acquisition
          Corporation, Randall R. Amon, Daniel Bryan, William C. Litsinger III, Jack L.
          Ottenheimer and Kevin W. Campion (4.02)
10.01     1987 Stock Option Plan of the Registrant (X)
10.02     Form of Incentive Stock Option Agreement under the Registrant's 1987 Stock Option Plan (X)
10.03     Form of the Non-Qualified Stock Option Agreement under the Registrant's 1987 Stock
          Option Plan (X)
10.04     The Registrant's Employee Stock Ownership Plan Trust Agreement dated December 30, 1987 (X)
10.05     The Registrant's Employee Stock Ownership Plan dated December 30, 1987, as amended and restated (X)
10.06     Employment Agreement dated June 16, 1986 between the Company and Rodger B. Dowdell,
          Jr. (X)
10.07     Unsecured line of credit agreement dated June 29, 1991 between the Registrant and
          Rhode Island Hospital Trust National Bank
10.08     Unsecured line of credit agreement dated December 30, 1991 between the Registrant and
          Fleet National Bank
10.09     Amendment dated December 30, 1992 to Unsecured line of credit agreement between the
          Registrant and Fleet National Bank
10.10     Grant agreement dated February 16, 1994 between the Registrant and Industrial
          Development Authority of Ireland
10.11     Contract for Sale dated January 31, 1994 between the Registrant and Digital Equipment
          International
10.12     Management Agreement dated January 31, 1994 between the Registrant and Digital
          Equipment International
10.13     License Agreement dated January 31, 1994 between the Registrant (Grantor) and Digital
          Equipment International (Licensee)
10.14     Grant of Options Agreement dated January 31, 1994 between the Registrant and Digital
          Equipment International
10.15     Memorandum Agreement dated January 31, 1994 between the Registrant and Digital
          Equipment International
10.16     1993 Non-Employee Director Stock Option Plan (X)
10.17     Letter Agreement dated June 22, 1995 to amend loan agreement dated December 30, 1991 by and between Registrant and Fleet National Bank
10.18     Letter Agreement dated October 11, 1995 to amend loan agreement dated December 30,
          1991 by and between Registrant and Fleet National Bank
10.19     Purchase and Sale Contract dated April 12, 1995 between the Registrant and Trustees of
          Normac-Billerica Associates III  u/d/t dated October 11, 1979
10.20     American Power Conversion Corporation B.V. Profit Sharing Scheme dated September 25,
          1996 (X)
10.21     1997 Non-Employee Director Stock Option Plan of the Registrant (X)
10.22     1997 Stock Option Plan of the Registrant (X)
10.23     1997 Employee Stock Purchase Plan of the Registrant (X)
10.24     Form of Change-in-Control Severance Agreement dated as of July 5, 2000 entered into by the Company with each of Rodger B. Dowdell, Jr. and Neil E. Rasmussen. (X) (10.24)
10.25     Form of Change-in-Control Severance Agreement dated as of July 5, 2000 entered into by the Company with each of Donald M. Muir and Aaron L. Davis. (X) (10.25)
21        Subsidiaries of Registrant
23        Consent of KPMG LLP

(X) Indicates a management contract or any compensatory plan, contract or arrangement.


(b)  Reports on Form 8-K
No reports on Form 8-K have been filed by the Registrant during the quarter ended December 31, 2000.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
American Power Conversion Corporation:


We have audited the accompanying consolidated balance sheets of American Power Conversion Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Power Conversion Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.



                                   KPMG LLP



Providence, Rhode Island
March 15, 2001

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Shareholders
American Power Conversion Corporation:


Under date of March 15, 2001, we reported on the consolidated balance sheets of American Power Conversion Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000, as contained in the annual report on Form 10-K for the year 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule listed in Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                   KPMG LLP



Providence, Rhode Island
March 15, 2001

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      AMERICAN POWER CONVERSION CORPORATION

                                          Date:  March 26, 2001

                             By:  /s/ Donald M. Muir
                     Donald M. Muir, Chief Financial Officer
                  (principal financial and accounting officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the date indicated.

                                          Date: March 26, 2001

                         By:  /s/ Rodger B. Dowdell, Jr.
                             Rodger B. Dowdell, Jr.,
                              Chairman, President,
                      Chief Executive Officer and Director
                          (principal executive officer)

                                          Date: March 26, 2001

                              /s/ Neil E. Rasmussen
                               Neil E. Rasmussen,
                           Vice President and Director

                                          Date: March 26, 2001

                            /s/  Emanuel E. Landsman
                              Emanuel E. Landsman,
                       Vice President, Clerk and Director

                                          Date: March 26, 2001

                                /s/ Ervin F. Lyon
                                 Ervin F. Lyon,
                                    Director

                                          Date: March 26, 2001

                               /s/ James D. Gerson
                                James D. Gerson,
                                    Director

                                                                     Schedule II

             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

                 Valuation and Qualifying Accounts and Reserves

              For the years ended December 31, 2000, 1999 and 1998


 Valuation accounts deducted from assets to which they apply:
 In thousands                      Allowance for Doubtful Accounts Receivable

                 Balance at        Charged to Costs       Write Offs/       Balance at End
              Beginning of Year      and Expenses      Allowances Taken         of Year
 2000              $19,543              $2,028             ($1,486)             $20,085

 1999               15,471               6,015              (1,943)              19,543

 1998               12,230               6,593              (3,352)              15,471

             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
                                  EXHIBIT INDEX

                                                                                      Page No.
Exhibit Number      Description
3.01****            Articles of Organization of the Registrant, as amended (3.01)
3.02**********      By-Laws of the Registrant, as amended and restated (3.02)
4.01***********     Shareholder Rights Agreement, dated as of September 2, 1999, between the Company and BankBoston, N.A. (4.01)
4.02***********     Stock Purchase Agreement dated as of April 28, 2000, by and among ABL Acquisition Corporation, Randall R. Amon, Daniel
                    Bryan, William C. Litsinger III, Jack L. Ottenheimer and Kevin
                    W. Campion (4.02)
10.01*              1987 Stock Option Plan of the Registrant (10.01) (X)
10.02*              Form of Incentive Stock Option Agreement under the Registrant's
                    1987 Stock Option Plan (10.02) (X)
10.03*              Form of the Non-Qualified Stock Option Agreement under the
                    Registrant's 1987 Stock Option Plan (10.03) (X)
10.04*              The Registrant's Employee Stock Ownership Plan Trust Agreement
                    dated December 30, 1987 (10.04) (X)
10.05**             The Registrant's Employee Stock Ownership Plan dated December
                    30, 1987, as amended and restated (10.05) (X)
10.06*              Employment Agreement dated June 16, 1986 between the Company and
                    Rodger B. Dowdell, Jr. (10.07) (X)
10.07**             Unsecured line of credit agreement dated June 29, 1991 between the Registrant and Rhode Island Hospital Trust National Bank
                    (10.19)
10.08**             Unsecured line of credit agreement dated December 30, 1991 between the Registrant and Fleet National Bank (10.20)
10.09***            Amendment dated December 30, 1992 to Unsecured line of credit agreement between the Registrant and Fleet National Bank (10.13)
10.10***            Grant agreement dated February 16, 1994 between the Registrant and Industrial Development Authority of Ireland (10.14)
10.11***            Contract for Sale dated January 31, 1994 between the Registrant and Digital Equipment International (10.15)
10.12***            Management Agreement dated January 31, 1994 between the
                    Registrant and Digital Equipment International (10.17)
10.13***            License Agreement dated January 31, 1994 between the Registrant
                    (Grantor) and Digital Equipment International (Licensee) (10.18)
10.14***            Grant of Options Agreement dated January 31, 1994 between the
                    Registrant and Digital Equipment International (10.19)
10.15***            Memorandum Agreement dated January 31, 1994 between the
                    Registrant and Digital Equipment International (10.20)
10.16***            1993 Non-Employee Director Stock Option Plan (10.22) (X)
10.17*****          Letter Agreement dated June 22, 1995 to amend loan agreement dated December 30, 1991 by and between Registrant and Fleet
                    National Bank (10.1)
10.18******         Letter Agreement dated October 11, 1995 to amend loan agreement dated December 30, 1991 by and between Registrant and Fleet
                    National Bank (10.1)
10.19*******        Purchase and Sale Contract dated April 12, 1995 between the
                    Registrant and Trustees of Normac-Billerica Associates III
                    u/d/t dated October 11, 1979 (10.19)
10.20********       American Power Conversion Corporation B.V. Profit Sharing Scheme
                    dated September 25, 1996 (10.20) (X)
10.21*********      1997 Non-Employee Director Stock Option Plan of the Registrant
                    (4.4) (X)
10.22*********      1997 Stock Option Plan of the Registrant (4.5) (X)
10.23*********      1997 Employee Stock Purchase Plan of the Registrant (4.6) (X)
10.24************   Form of Change-in-Control Severance Agreement dated as of July
                    5, 2000 entered into by the Company with each of Rodger B.
                    Dowdell, Jr. and Neil E. Rasmussen. (X) (10.24)
10.25************   Form of Change-in-Control Severance Agreement dated as of July
                    5, 2000 entered into by the Company with each of Donald M. Muir and Aaron L. Davis. (X) (10.25)
21                  Subsidiaries of Registrant                                           46
23                  Consent of KPMG LLP                                                  47

* Previously filed as exhibits to the Company's Registration Statement on Form S-18 dated July, 1988 (File No. 33-22707-B).
** Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference (File No. 0-17126). The number given in parenthesis indicates the corresponding exhibit in such Form 10-K.
*** Previously filed as an exhibit (Exhibit No. 22) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference (File No. 1-12432). The number given in parenthesis indicates the corresponding exhibit in such Form 10-K.
**** Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference (File No. 1-12432). The number given in parenthesis indicates the corresponding exhibit in such Form 10-K.
***** Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1995 and incorporated herein by reference (File No. 1-12432). The number given in parenthesis indicates the corresponding exhibit in such Form 10-Q.
****** Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995 and incorporated herein by reference (File No. 1-12432). The number given in parenthesis indicates the corresponding exhibit in such Form 10-Q.
******* Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference (File No. 1-12432). The number given in parenthesis indicates the corresponding exhibit in such Form 10-K.
******** Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference (File No. 1-12432). The number given in parenthesis indicates the corresponding exhibit in such Form 10-K.
********* Previously filed as exhibits to the Company's Registration Statement on Form S-8 dated July 31, 1997 (File No. 333-32563). The number given in parenthesis indicates the corresponding exhibit in such Form S-8.
********** Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference (File No. 1-12432). The number given in parenthesis indicates the corresponding exhibit in such Form 10-K.
*********** Previously filed as an exhibit to the Company's Current Report on Form 8-K, dated as of September 3, 1999, which included as Exhibit A the Form of Rights Certificate, and as Exhibit B the Summary of Rights to Purchase Common
Stock, and incorporated herein by reference (File No. 1-12432). The number given in parenthesis indicates the corresponding exhibit in such Form 8-K. ************ Previously filed as an exhibit to the Company's Registration Statement on Form S-3 and incorporated herein by reference (File No. 333-43348). ************ Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000 and incorporated herein by reference (File No. 1-12432).

(X) Indicates a management contract or any compensatory plan, contract or arrangement.

                                                                      Exhibit 21

                      AMERICAN POWER CONVERSION CORPORATION
                      Subsidiaries as of December 31, 2000
                                                                           Place of
Subsidiary                                                              Incorporation
APC America, Inc.                                                          Delaware
APC Sales & Service Corp.                                                  Delaware
American Power Conversion Holdings Inc.                                    Delaware
Systems Enhancement Corporation                                            Missouri
A.B.L. Electronics Corporation                                             Delaware
APC DC Network Solutions Inc.                                              Ohio
APC NetworkAIR Holding Corp.                                               Delaware
APC NetworkAIR Corp.                                                       Delaware
APC Foreign Sales Corporation                                              Barbados, W.I.
American Power Conversion Europe S.A.R.L.                                  France
American Power Conversion Corporation (A.P.C.) B.V.                        The Netherlands
     APC Distribution Limited                                              Ireland
     APC (EMEA) Limited                                                    Ireland
     APC Holdings B.V.                                                     The Netherlands
          APC Deutschland GmbH                                             Germany
          American Power Conversion UK Ltd.                                England
          American Power Conversion Sweden AB                              Sweden
          APC Benelux B.V.                                                 The Netherlands
          APC Australia Pty Limited                                        Australia
          American Power Conversion Portugal, Lda.                         Portugal
American Power Conversion Spain S.L.                                       Spain
American Power Conversion Italia S.R.L.                                    Italy
     Advance Italia S.R.L.                                                 Italy
     (60%, 40% APC DC Network Solutions UK Limited)
American Power Conversion France SARL                                      France
Advance Power Elektronics KFT                                              Hungary
     American Power Conversion (Phils.), Inc.                              Philippines
          American Power Conversion Land Holdings Inc.                     Philippines
          (40%; 60% Filipino nationals)
     APC (Suzhou) Uninterrupted Power Supply Co., Ltd.                     China
     American Power Conversion Singapore Pte Ltd.                          Singapore
APC International Trade (Shanghai) Co. Ltd.                                China
 American Power Conversion Denmark ApS                                     Denmark
     Gutor Electronic GmbH                                                 Switzerland
     American Power Conversion Dublin Limited                              Ireland
     Silcon (Quingdao) Power Electronics Co. Ltd.                          China
American Power Conversion Mexico, S.A. de C.V.                             Mexico
American Power Conversion Uruguay S.A.                                     Uruguay
APC Japan, Inc.                                                            Japan
American Power Conversion (India) Private Limited                          India
American Power Conversion Brasil Ltd.                                      Brazil
American Power Conversion Holdings (UK) Limited                            United Kingdom
     APC DC Network Solutions UK Limited                                   United Kingdom

                                                                      Exhibit 23



                              ACCOUNTANTS' CONSENT



The Board of Directors
American Power Conversion Corporation:


We consent to incorporation by reference in the registration statement (No. 333-42348) on Form S-3 and in the registration statements (Nos. 33-25873, 33-54416, 333-32563, 333-78595, 333-80541 and 333-80569) on Form S-8 of American Power
Conversion Corporation of our reports dated March 15, 2001 relating to the consolidated balance sheets of American Power Conversion Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000, and the related schedule, which reports appear in the 2000 annual report on Form 10-K of American Power Conversion Corporation.



                                   KPMG LLP


Providence, Rhode Island
March 30, 2001