Form 10-Q
period 2001-04-01
AMERICAN POWER CONVERSION CORPORATION
filed 2001-05-17
CIK 835910

QUARTERLY REPORT ON FORM 10-Q
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                            _________________________

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the quarterly period ended April 1, 2001

                                       or

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

                      YES  [ X ]                    NO  [   ]


     Registrant's Common Stock outstanding, $.01 par value, at May 9, 2001 -
                               195,038,000 shares

                                                                       FORM 10-Q
                                                                   April 1, 2001


             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

                                      INDEX


                                                                      Page No.

Part I - Financial Information:

  Item 1.  Consolidated Condensed Financial Statements:
           Consolidated Condensed Balance Sheets -
           April 1, 2001 (Unaudited) and December 31, 2000             3 - 4

           Consolidated Condensed Statements of Income -
           Three Months Ended
           April 1, 2001 and April 2, 2000 (Unaudited)                   5

           Consolidated Condensed Statements of Cash Flows -
           Three Months Ended
           April 1, 2001 and April 2, 2000 (Unaudited)                   6

           Notes to Consolidated Condensed Financial Statements
           (Unaudited)                                                 7 - 9


  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         9 - 12


  Item 3.  Quantitative and Qualitative Disclosures About Market Risk    12

Part II - Other Information:

  Item 6.  Exhibits and Reports on Form 8-K                              13

Signatures                                                               14

Exhibit Index                                                            15

                                                                       FORM 10-Q
                                                                   April 1, 2001
PART I - CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

ITEM 1.  FINANCIAL STATEMENTS

             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)
                                     ASSETS


                                                      April 1,      December 31,
                                                        2001            2000
                                                     (Unaudited)
Current assets:
Cash and cash equivalents                              $266,914       $283,025
Short term investments                                    9,000         25,000
Accounts receivable, less allowance for doubtful
 accounts of $21,048 in 2001 and $20,085 in 2000        318,331        298,041
Inventories:
 Raw materials                                          149,677        120,685
 Work-in-process and finished goods                     181,175        168,347
Total inventories                                       330,852        289,032

Prepaid expenses and other current assets                26,743         23,488

Deferred income taxes                                    41,290         42,024

Total current assets                                    993,130        960,610

Property, plant, and equipment:
 Land, buildings, and improvements                       70,866         72,136
 Machinery and equipment                                183,737        178,558
 Office equipment, furniture, and fixtures               70,794         68,765
 Purchased software                                      27,210         25,633

                                                        352,607        345,092

Less accumulated depreciation and amortization          141,732        133,335

Net property, plant, and equipment                      210,875        211,757

Goodwill and other intangibles                          120,454        122,716

Other assets                                             21,652         22,022

Total assets                                         $1,346,111     $1,317,105

See accompanying notes to consolidated condensed financial statements.

                                                                       FORM 10-Q
                                                                   April 1, 2001

             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)
                                 (In thousands)
                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                      April 1,      December 31,
                                                        2001            2000
                                                     (Unaudited)
Current liabilities:
Accounts payable                                       $99,104        $105,031
Accrued expenses                                        37,872          37,346
Accrued compensation                                    20,033          21,708
Accrued sales and marketing programs                    21,212          15,210
Deferred revenue                                        13,046          11,847
Income taxes payable                                    15,310          14,377

Total current liabilities                              206,577         206,119

Deferred tax liability                                  13,703          13,805

Total liabilities                                      220,280         219,924

Shareholders' equity:
Common stock, $.01 par value;
 authorized 450,000 shares; issued 195,158
 shares in 2001 and 195,071 shares in 2000               1,952           1,951
Additional paid-in capital                             116,695         115,381
Retained earnings                                    1,013,370         986,176
Treasury stock, 250 shares, at cost                    (1,551)         (1,551)
Accumulated other comprehensive loss                   (4,635)         (4,776)

Total shareholders' equity                           1,125,831       1,097,181

Total liabilities and shareholders' equity          $1,346,111      $1,317,105

See accompanying notes to consolidated condensed financial statements.

                                                                       FORM 10-Q
                                                                   April 1, 2001

             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    (In thousands, except earnings per share)

                                                           Three months ended
                                                       April 1,        April 2,
                                                         2001            2000
                                                             (Unaudited)
Net sales                                             $359,688        $311,196

Cost of goods sold                                     234,699         169,241

Gross profit                                           124,989         141,955

Operating expenses:
Marketing, selling, general and administrative          79,245          72,473
Research and development                                13,132           9,305

Total operating expenses                                92,377          81,778

Operating income                                        32,612          60,177

Other income, net                                        5,422           6,170

Earnings before income taxes                            38,034          66,347

Income taxes                                            10,840          19,241

Net income                                             $27,194         $47,106

Basic earnings per share                                  $.14            $.24

Basic weighted average shares outstanding              195,132         193,450

Diluted earnings per share                                $.14            $.24

Diluted weighted average shares outstanding            196,700         199,530

See accompanying notes to consolidated condensed financial statements.

                                                                       FORM 10-Q
                                                                   April 1, 2001

             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                          Three months ended
                                                       April 1,        April 2,
                                                         2001            2000
                                                             (Unaudited)
Cash flows from operating activities:
Net income                                             $27,194         $47,106
Adjustments to reconcile net income to net
  cash provided by operating activities:
Depreciation and amortization of
  property, plant, and equipment                         9,876           7,134
Gain on sale of property, plant, and equipment         (1,337)               -
Deferred income taxes                                      632           4,035
Other non-cash items, net                                4,644             846
Changes in operating assets and liabilities:
Accounts receivable                                   (21,906)           8,913
  Inventories                                         (41,820)        (16,626)
  Prepaid expenses and other current assets            (3,255)         (2,029)
  Other assets                                           (255)           (586)
  Accounts payable                                     (5,927)          12,835
  Accrued expenses                                       5,452         (8,569)
  Income taxes payable                                     933         (7,062)
Net cash (used in) provided by operating activities   (25,769)          45,997

Cash flows from investing activities:
Purchases of held-to-maturity debt securities          (9,000)        (75,000)
Maturities of held-to-maturity debt securities          25,000               -
Capital expenditures                                  (10,401)        (11,318)
Proceeds from sale of property, plant, and
  equipment                                              2,744               -
Net cash provided by (used in) investing activities      8,343        (86,318)

Cash flows from financing activities:
Proceeds from issuances of common stock                  1,315           7,303
Net cash provided by financing activities                1,315           7,303

Net change in cash and cash equivalents               (16,111)        (33,108)
Cash and cash equivalents at beginning of period       283,025         456,325
Cash and cash equivalents at end of period            $266,914        $423,307

Supplemental cash flow disclosures
Cash paid during the period for:
Income taxes (net of refunds)                           $8,509         $21,855

See accompanying notes to consolidated condensed financial statements.

                                                                       FORM 10-Q
                                                                   April 1, 2001

             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   Management Representation

The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements included in American Power Conversion Corporation's Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position and the consolidated results of operations and cash flows for the interim periods. The results of operations for the interim periods are not necessarily indicative of results to be expected for the full year.


2.   Principles of Consolidation

The consolidated financial statements include the financial statements of American Power Conversion Corporation, APC, and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.


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

 In thousands                                            Three months ended
                                                       April 1,      April 2,
                                                         2001          2000
 Basic weighted average shares outstanding             195,132       193,450
 Net effect of dilutive potential common shares
   outstanding based on the treasury stock
   method using the average market price                 1,568         6,080
 Diluted weighted average shares outstanding           196,700       199,530

 Antidilutive potential common shares excluded
   from the computation above                            9,797             -

4.   Shareholders' Equity
Changes in paid-in capital for the periods presented represent the issuances of common stock resulting from the exercise of employee stock options.


5.   Comprehensive Income
The components of comprehensive income, net of tax, are as follows:

 In thousands                                            Three months ended
                                                        April 1,    April 2,
                                                          2001        2000
 Net income                                             $27,194     $47,106
 Other comprehensive income (loss), net of tax:
 Change in foreign currency translation adjustment          141       (790)
 Comprehensive income                                   $27,335     $46,316


6.   Short Term Investments

At April 1, 2001, short term investments consisted of investment grade corporate bonds with maturities greater than three months and less than or equal to one year at the date of acquisition. Such securities were classified as held-to-maturity and carried at amortized cost. Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when APC has the positive intent and ability to hold such securities to maturity.


7.   Operating Segment Information

Basis for presentation
APC operates primarily within one industry consisting of three reportable operating segments by which it manages its business and from which various offerings are commonly combined to develop a total solution for the customer. These efforts primarily incorporate the design, manufacture, and marketing of power protection equipment and related software and accessories for computer, communications, and related equipment. APC's three segments are: Small Systems, Large Systems, and Other. Each of these segments address global markets. The Small Systems segment develops power solutions for servers and networking equipment commonly used in local area and wide area networks and for personal computers and sensitive electronics; the Large Systems segment produces large system solutions that provide power and availability solutions for data centers, facilities, and communications equipment; and the Other segment provides Web-based informational, product, and selling services as well as replacement batteries for APC's UPS products and notebook computers.

APC measures the profitability of its segments based on direct contribution margin. Direct contribution margin includes R&D, marketing, and administrative expenses directly attributable to the segments and excludes certain expenses which are managed outside the reportable segments. Costs excluded from segment profit are indirect operating expenses, primarily consisting of selling and corporate expenses, and income taxes. Expenditures for additions to long-lived assets are not tracked or reported by the operating segments, although depreciation expense is allocated to and reported by the operating segments.

Summary operating segment information is as follows:

  In thousands                                   Three months ended
                                           April 1,              April 2,
                                             2001                  2000
  Segment net sales
  Small Systems                            $286,284              $281,889
  Large Systems                              64,777                27,524
  Other                                       7,513                     -
  Total segment net sales                   358,574               309,413
  Shipping and handling revenues              1,114                 1,783
  Total net sales                          $359,688              $311,196

  Segment profits
  Small Systems                            $111,453              $128,821
  Large Systems                             (3,255)                 5,692
  Other                                       4,573                     -
  Total segment profits                     112,771               134,513
  Shipping and handling net costs             7,399                 5,797
  Indirect operating expenses                72,760                68,539
  Other income, net                           5,422                 6,170
  Earnings before income taxes              $38,034               $66,347



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenues
Net sales were $359.7 million for the first quarter of 2001, an increase of 15.6% compared to $311.2 million for the same period in 2000. First quarter 2001 net sales included approximately $26.7 million from the acquisitions of Airflow Company, Advance Power, and ABL Electronics. Excluding the contribution from all three acquisitions, revenues in the first quarter of 2001 were approximately $333.0 million, up 7.0% year-over-year.

APC's large systems business, which consists of solutions for data centers, facilities and communications applications, continued to post strong growth. Revenues in this segment were up 135.3% to $64.8 million and represented 18.0% of first quarter 2001 sales. Excluding the contribution from acquired businesses, revenues in the large systems segment in the first quarter of 2001 were up 46.9% to $40.4 million. APC's small systems segment, consisting primarily of products for PC and networking applications, grew 1.6% versus last year's first quarter. Revenues of the remaining business segment, which was new in mid-2000 and consists primarily of replacement batteries and web based services, were $7.5 million of first quarter 2001 total net sales.

On a geographic basis, the Americas (North and Latin America) represented 62.3% of first quarter 2001 revenues and were up 27.0% year-over-year. Europe, the Middle East and Africa (EMEA) represented 20.9% of revenues and was down 9.1% from the first quarter of 2000. Finally, Asia was 16.8% of first quarter revenues, growing 16.0% year-over-year. On a constant currency basis, EMEA was down 4.9% and Asia grew 22.8% versus the first quarter of 2000.

Cost of Goods Sold
Cost of goods sold was $234.7 million or 65.3% of net sales in the first quarter of 2001 compared to $169.2 million or 54.4% in the first quarter of 2000. First quarter 2001 gross margin was 34.7% of sales, approximately 10.9 percentage points lower than the comparable period in 2000. The year over year gross margin erosion resulted from several factors, principally the rapid growth of our lower gross margin large systems segment, the impact of foreign currency exchange rate erosion on international sales and margins, particularly in Asia, and the cumulative impact of pricing actions occurring subsequent to the first quarter of 2000, combined with the impact of small systems material cost savings recognized in the form of favorable purchase price variances taken during last year's first quarter. The year over year gross margin erosion for the large systems segment resulted from cost inefficiencies resulting from continued global capacity expansion. Total inventory reserves at April 1, 2001 were $21.0 million compared to $20.5 million at December 31, 2000. APC's reserve estimate methodology involves quantifying the total inventory position having potential loss exposure, reduced by an amount reasonably forecasted to be sold, and adjusting its interim reserve provisioning to cover the net loss exposure.

Operating Expenses
Operating expenses include marketing, selling, general and administrative (SG&A), and R&D expenses.

SG&A expenses were $79.2 million or 22.0% of net sales for the first quarter of 2001 compared to $72.5 million or 23.3% of net sales for the first quarter of 2000. The increase in total spending over last year was due primarily to costs associated with increased staffing and operating expenses of selling and administrative functions. The allowance for doubtful accounts at April 1, 2001 was 6.2% of accounts receivable, compared to 6.3% at December 31, 2000. APC continues to experience strong collection performance. Accounts receivable balances outstanding over 60 days represented 18.7% of total receivables at April 1, 2001, up from 13.4% at December 31, 2000. This increase reflects in part a growing portion of APC's business originating in areas where longer payment terms are customary, including a growing contribution from international markets, as well as the product mix shift towards large systems business, which typically carries longer sales cycles and collection cycles. Write-offs of uncollectible accounts have historically represented less than 1% of total net sales. A majority of international customer balances are covered by receivables insurance.

R&D expenses were $13.1 million or 3.7% of net sales and $9.3 million or 3.0% of net sales for the first quarters of 2001 and 2000, respectively. Large systems segment R&D spending accounted for approximately 70% of total R&D spending. The increase in total R&D spending primarily reflects increased numbers of software and hardware engineers and costs associated with new product development and engineering support.

Other Income, Net and Income Taxes
Other income is comprised principally of interest income combined with a $1.3 million gain in the first quarter of 2001 on the sale of a building in Billerica, Massachusetts. Interest income was lower during the first quarter of 2001 compared to the first quarter of 2000 due to lower average cash balances available for investment during the first quarter of 2001.

Our effective income tax rates were approximately 28.5% and 29.0% for the quarters ended April 1, 2001 and April 2, 2000, respectively. The decrease in the effective tax rate from last year is due to the expected tax savings from an increasing portion of taxable earnings being generated from APC's operations in jurisdictions currently having a lower income tax rate than the present U.S. statutory income tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at April 1, 2001 was $786.6 million compared to $754.5 million at December 31, 2000. APC has been able to increase its working capital position as the result of strong operating results and despite internally financing the working and long term capital investments required to expand its operations. Our cash, cash equivalents, and short term investments position decreased to $275.9 million at April 1, 2001 from $308.0 million at December 31, 2000.

Worldwide inventories were $330.9 million at April 1, 2001 compared to $289.0 million at December 31, 2000. Like many other vendors participating in the communications and Internet infrastructure build-out, APC has been impacted by the rapid decline in forecasted demands during the fourth quarter of 2000 and the first quarter of 2001. Additionally, despite our growth rate in the large systems space, APC experienced first quarter shipment cancellations and rescheduled sales orders from customers in the telecommunications and service provider industry, while our global capacity expansion and rebalancing in our large systems business drove the need for additional safety stock. Inventory levels as a percentage of quarterly sales were 92.0% in the first quarter of 2001, up from 71.0% in the fourth quarter of 2000. This increase was due to the first quarter 2001 inventory build combined with the typical seasonal decline in net sales from the fourth quarter to the first quarter of each year.

At April 1, 2001, we had $65.0 million available for future borrowings under an unsecured line of credit agreement at a floating interest rate equal to the bank's cost of funds rate plus .625% and an additional $7.0 million under an unsecured line of credit agreement with a second bank at a similar interest rate. No borrowings were outstanding under these facilities at April 1, 2001. APC had no significant financial commitments, other than those required in the normal course of business, at April 1, 2001.

During the first quarter of 2001, our capital expenditures, net of capital grants, consisted primarily of manufacturing and office equipment, buildings and improvements, and purchased software applications. The nature and level of capital spending was made to improve manufacturing capabilities, principally in the Far East and Europe, and to support the increased marketing, selling, and administrative efforts necessitated by our growth. First quarter 2001 capital spending included large systems segment global capacity expansion into lower cost locations more approximate to local end-user customers and markets, as well as development of infrastructure to support emerging growth in the large systems space. Substantially all of APC's net capital expenditures were financed from available operating cash. We had no material capital commitments at April 1, 2001.

APC has agreements with the Industrial Development Authority of Ireland, otherwise known as the IDA. Under these agreements, we receive grant monies for costs incurred for machinery, equipment, and building improvements for our Galway and Castlebar facilities. These grants are equal to 40% and 60%, respectively, of such costs up to a maximum of $13.1 million for Galway and $1.3 million for Castlebar. Such grant monies are subject to APC meeting certain employment goals and maintaining operations in Ireland until termination of the respective agreements.

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

At April 1, 2001, APC's unhedged foreign currency accounts receivable, by currency, were as follows:

         In thousands           Foreign Currency           US Dollars
         European Euros                   29,263              $25,948
         British Pounds                   17,097               24,565
         Japanese Yen                  2,629,966               21,500
         Swiss Francs                     16,098                9,327
         German Marks                     11,179                5,068
         French Francs                    33,360                4,509

APC also had non-trade receivables denominated in Irish Pounds of approximately US$3.3 million, liabilities denominated in various European currencies of approximately US$52.4 million, and liabilities denominated in Japanese Yen of approximately US$7.7 million.

We continually review our foreign exchange exposure and consider various risk management techniques, including the netting of foreign currency receipts and disbursements, rate protection agreements with customers/vendors and derivatives arrangements, including foreign exchange contracts. We presently do not utilize rate protection agreements or derivative arrangements.

Recently Issued Accounting Standard
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. This Statement became effective for APC on January 1, 2000. The adoption of this Statement did not have any impact on APC's consolidated financial position or results of operations as we presently do not utilize any derivative instruments.

Factors That May Affect Future Results
This document contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this document.

The factors that could cause actual results to differ materially include the following: our ability to successfully integrate and operate acquired businesses; the timely development and acceptance of new products; ramp up, expansion and rationalization of global manufacturing capacity; our ability to effectively align operating expenses and production capacity with the current demand environment; impact on order management and fulfillment, financial reporting and supply chain management processes as a result of our implementation of Oracle 11i commenced in the first quarter of 2001; general worldwide economic conditions, and, in particular, the possibility that the PC and related markets decline more dramatically than currently anticipated; growth rates in the power protection industry and related industries, including but not limited to the PC, server, networking, telecommunications, and enterprise hardware industries; competitive factors and pricing pressures; product mix changes and the potential negative impact on gross margins from such changes; changes in the seasonality of demand patterns; inventory risks due to shifts in market demand; component constraints and shortages; risk of nonpayment of accounts receivable; the uncertainty of the litigation process including risk of an unexpected, unfavorable result of current or future litigation; risk of disruption to Asian manufacturing operations due to political instability; and
the risks described from time to time in our filings with the Securities and Exchange Commission. APC cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. APC disclaims any obligation to publicly update or revise any such statements to reflect any change in APC's expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.


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

PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  Exhibits

Exhibit No. 3.01  Articles of Organization of the Company, as amended, previously filed as an exhibit to the Company's Quarterly
                  Report  on  Form   10-Q  for  the  fiscal  quarter  ended
                  June  27, 1999 and incorporated herein by reference
                  (File No. 1-12432)

Exhibit No. 3.02  By-Laws  of  the Company, as amended and restated,  previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference (File No. 1-12432)

Exhibit No. 10    Form  of  Change-in Control Severance Agreement  dated  as  of
                  February  7,  2001  entered  into by  the  Company  with
                  Edward  W. Machala,   previously  filed  as  Exhibit  10.25
                  to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2000 and incorporated herein by reference (File No. 1-12432) (X)

(X) Indicates a management contract or any compensatory plan, contract or arrangement.

(B)  Reports on Form 8-K

No reports on Form 8-K were filed by American Power Conversion Corporation during the quarter ended April 1, 2001.

                                                                       FORM 10-Q
                                                                   April 1, 2001


                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      AMERICAN POWER CONVERSION CORPORATION

                               Date:  May 16, 2001


                               /s/ Donald M. Muir

                                 Donald M. Muir
                             Chief Financial Officer
                  (Principal Accounting And Financial Officer)

                                                                       FORM 10-Q
                                                                   April 1, 2001



             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
                                  EXHIBIT INDEX

Exhibit      Description                                                       Page No
Number
3.01         Articles   of  Organization  of  the  Company,  as  amended,
             previously  filed  as an exhibit to the Company's  Quarterly
             Report  on Form 10-Q for the fiscal quarter ended  June  27,
             1999  and  incorporated  herein by reference  (File  No.  1-
             12432)

3.02 By-Laws of the Company, as amended and restated, previously filed as an exhibit to the Company's Annual Report on Form
             10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference (File No. 1-12432)

10           Form  of Change-in Control Severance Agreement dated  as  of
             February 7, 2001 entered into by the Company with Edward  W.
             Machala,  previously filed as Exhibit 10.25 to the Company's
             Quarterly  Report on Form 10-Q for the fiscal quarter  ended
             October  1, 2000 and incorporated herein by reference  (File
             No. 1-12432) (X)

(X) Indicates a management contract or any compensatory plan, contract or arrangement.