Form 10-Q
period 2001-07-01
AMERICAN POWER CONVERSION CORPORATION
filed 2001-08-15
CIK 835910

QUARTERLY REPORT ON FORM 10-Q
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                            _________________________

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT
      OF 1934
      For the quarterly period ended July 1, 2001

                                       or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES  [ X ]          NO  [   ]

   Registrant's Common Stock outstanding, $.01 par value, at August 9, 2001 -
                                 195,355,000 shares

                                                                       FORM 10-Q
                                                                    July 1, 2001


             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                  Page No.
Part I - Financial Information:

   Item 1. Consolidated Condensed Financial Statements:
           Consolidated Condensed Balance Sheets -
           July 1, 2001 (Unaudited) and December 31, 2000          3 - 4

           Consolidated Condensed Statements of Income -
           Three Months and Six Months Ended
           July 1, 2001 and July 2, 2000 (Unaudited)                 5

           Consolidated Condensed Statements of Cash Flows -
           Three Months and Six Months Ended
           July 1, 2001 and July 2, 2000 (Unaudited)                 6

           Notes to Consolidated Condensed Financial
           Statements (Unaudited)                                  7 - 9


   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations           9 - 13


   Item 3. Quantitative and Qualitative Disclosures
           About Market Risk                                        13


Part II - Other Information:

   Item 4. Submission of Matters to a Vote of Security Holders      14

   Item 6. Exhibits and Reports on Form 8-K                         15

Signatures                                                          16

Exhibit Index                                                       17

                                                                       FORM 10-Q
                                                                    July 1, 2001
PART I - CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

ITEM 1 - FINANCIAL STATEMENTS

             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)

                                     ASSETS

                                               July 1,        December 31,
                                                 2001                2000
                                             (Unaudited)
Current assets:
Cash and cash equivalents                    $291,748            $283,025
Short term investments                         13,853              25,000
Accounts receivable,
 less allowance for doubtful accounts of
 $21,784 in 2001 and $20,085 in 2000          299,555             298,041
Inventories:
 Raw materials                                192,890             120,685
 Work-in-process and finished goods           170,698             168,347
Total inventories                             363,588             289,032

Prepaid expenses and other current assets      23,429              23,488

Deferred income taxes                          42,036              42,024

Total current assets                        1,034,209             960,610

Property, plant, and equipment:
 Land, buildings and improvements              73,206              72,136
 Machinery and equipment                      193,961             178,558
 Office equipment, furniture,
  and fixtures                                 74,410              68,765
 Purchased software                            28,662              25,633
                                              370,239             345,092
Less accumulated depreciation
 and amortization                             150,763             133,335
Net property, plant, and equipment            219,476             211,757

Goodwill and other intangibles, net           118,195             122,716

Other assets                                   20,944              22,022

Total assets                               $1,392,824          $1,317,105


See accompanying notes to consolidated condensed financial statements.

                                                                       FORM 10-Q
                                                                    July 1, 2001

             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)
                      (In thousands, except per share data)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                               July 1,        December 31,
                                                 2001                2000
                                             (Unaudited)
Current liabilities:
Accounts payable                             $107,761            $105,031
Accrued expenses                               34,223              37,946
Accrued compensation                           21,227              21,708
Accrued sales and marketing programs           23,736              15,210
Deferred revenue                               14,028              11,847
Income taxes payable                           13,651              14,377

Total current liabilities                     214,626             206,119

Deferred income taxes                          13,903              13,805

Total liabilities                             228,529             219,924

Shareholders' equity:
Common stock, $.01 par value;
 authorized 450,000 shares;
 issued 195,584 shares in 2001
 and 195,071 shares in 2000                 	1,956               1,951
Additional paid-in capital                    120,878             115,381
Retained earnings                           1,048,169             986,176
Treasury stock, 250 shares, at cost            (1,551)             (1,551)
Accumulated other comprehensive loss           (5,157)             (4,776)

Total shareholders' equity                  1,164,295           1,097,181

Total liabilities and
 shareholders' equity                      $1,392,824          $1,317,105



See accompanying notes to consolidated condensed financial statements.

                                                                       FORM 10-Q
                                                                    July 1, 2001

             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    (In thousands, except earnings per share)
                                  Six months ended             Three months ended
                                July 1,        July 2,        July 1,        July 2,
                                  2001           2000           2001           2000
                                                     (Unaudited)
Net sales                     $724,232       $679,232       $364,544       $368,036

Cost of goods sold             456,186        376,859        221,487        207,618

Gross profit                   268,046        302,373        143,057        160,418

Operating expenses:
Marketing, selling, general
 and administrative            163,443        148,048         84,198         75,575
Special charges                      -         30,400              -         30,400
Research and development        26,483         20,928         13,351         11,623

Total operating expenses       189,926        199,376         97,549        117,598

Operating income                78,120        102,997         45,508         42,820

Other income, net                8,584         12,804          3,162          6,634

Earnings before income taxes    86,704        115,801         48,670         49,454

Income taxes                    24,711         33,582         13,871         14,341

Net income                     $61,993        $82,219        $34,799        $35,113

Basic earnings per share       $   .32        $   .42        $   .18        $   .18

Basic weighted average
 shares outstanding            195,043        193,769        195,176        194,089

Diluted earnings per share     $   .31        $   .41        $   .18        $   .17

Diluted weighted average
 shares outstanding            196,983        200,336        197,482        201,040

See accompanying notes to consolidated condensed financial statements.

                                                                       FORM 10-Q
                                                                    July 1, 2001

             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                     Six months ended           Three months ended
                                   July 1,       July 2,       July 1,       July 2,
                                     2001          2000          2001          2000
                                                      (Unaudited)
Cash flows from
 operating activities:
Net income                        $61,993       $82,219       $34,799       $35,113
Adjustments to reconcile
 net income to net cash
 provided by (used in
 operating activities:
Depreciation and amortization
 of property, plant, and
 equipment                         19,342        14,844         9,466         7,710
Deferred income taxes                  86         5,348          (546)        1,313
Special charges                         -        30,400             -        30,400
Other non-cash items, net           6,837         2,714         3,530         1,868
Changes in operating assets
 and liabilities excluding
 effects of acquisitions:
  Accounts receivable              (4,298)      (21,023)       17,608       (29,936)
  Inventories                     (74,556)      (31,435)      (32,736)      (14,809)
  Prepaid expenses and
   other current assets                59        (4,693)        3,314        (2,664)
  Other assets                       (172)      (47,772)           83       (47,186)
  Accounts payable                  2,730        18,821         8,657         5,986
  Accrued expenses                  6,503       (10,532)        1,051        (1,963)
  Income taxes payable               (726)      (10,608)       (1,659)       (3,546)
Net cash provided by (used in)
 operating activities              17,798        28,283        43,567       (17,714)

Cash flows from
 investing activities:
Purchases of held-to-maturity
 debt securities                  (13,853)      (75,000)       (4,853)            -
Maturities of held-to-maturity
 debt securities                   25,000             -             -             -
Capital expenditures,
 net of capital grants            (28,468)      (39,727)      (18,067)      (28,409)
Proceeds from sale of
 property, plant, and equipment     2,744             -             -             -
Acquisitions                            -       (78,922)            -       (78,922)
Net cash used in investing
 activities                       (14,577)     (193,649)      (22,920)     (107,331)

Cash flows from
 financing activities:
Proceeds from issuances of
 common stock                       5,502        16,706         4,187         9,403
Net cash provided by
 financing activities               5,502        16,706         4,187         9,403

Net change in cash and
 cash equivalents                   8,723      (148,660)       24,834      (115,642)
Cash and cash equivalents at
 beginning of period              283,025       456,325       266,914       423,307
Cash and cash equivalents at
 end of period                   $291,748      $307,665      $291,748      $307,665

Supplemental cash flow
 disclosures
Cash paid during the period
 for income taxes (net of
 refunds)                         $23,985       $38,288       $15,476       $16,433


See accompanying notes to consolidated condensed financial statements.

                                                                       FORM 10-Q
                                                                    July 1, 2001



             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



1.   Management Representation

The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements included in American Power Conversion Corporation's, APC's, Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position and the consolidated results of operations and cash flows for the interim periods. The results of operations for the interim periods are not necessarily indicative of results to be expected for the full year.


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

In thousands                        Six months ended            Three months ended
                                   July 1,        July 2,       July 1,       July 2,
                                     2001           2000          2001          2000
Basic weighted average
 shares outstanding               195,043        193,769       195,176       194,089
Net effect of dilutive
 potential common shares
 outstanding based on the
 treasury stock method using
 the average market price           1,940          6,567         2,306         6,951
Diluted weighted average
 shares outstanding               196,983        200,336       197,482       201,040

Antidilutive potential
 common shares excluded
 from the computation above         6,797              -         6,720             -


4.   Shareholders' Equity

Changes in common stock and paid-in capital for the periods presented represent the issuances of common stock resulting from the exercise of employee stock options.


5.   Comprehensive Income

The components of comprehensive income, net of tax, are as follows:

 In thousands                         Six months ended            Three months ended
                                   July 1,        July 2,       July 1,        July 2,
                                     2001           2000          2001           2000
 Net income                       $61,993        $82,219       $34,799        $35,113

 Other comprehensive income
  (loss), net of tax:
 Change in foreign currency
   translation adjustment            (381)          (768)         (522)            22
 Other comprehensive income (loss)   (381)          (768)         (522)            22

 Comprehensive income             $61,612        $81,451       $34,277        $35,135



6.   Short Term Investments

At July 1, 2001, short term investments consisted of investment grade corporate bonds with original maturities greater than three months and less than or equal to one year at the date of acquisition. Such securities were classified as held -to-maturity and carried at amortized cost. Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when APC has the positive intent and ability to hold such securities to maturity.


7.   Operating Segment Information

Basis for presentation
APC operates primarily within one industry consisting of three reportable operating segments by which it manages its business and from which various offerings are commonly combined to develop a total solution for the customer. These efforts primarily incorporate the design, manufacture, and marketing of power protection equipment and related software and accessories for computer, communications, and related equipment. APC's three segments are: Small Systems, Large Systems, and Other. Each of these segments address global markets. The Small Systems segment develops power solutions for servers and networking equipment commonly used in local area and wide area networks and for personal computers and sensitive electronics; the Large Systems segment produces large system power and availability solutions for data centers, facilities, and communications equipment; and the Other segment provides Web-based informational, product, and selling services as well as replacement batteries for APC's UPS products and notebook computers.

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

Summary operating segment information is as follows:

 In thousands                         Six months ended            Three months ended
                                    July 1,        July 2,       July 1,        July 2,
                                      2001           2000          2001           2000
 Segment net sales
 Small Systems                    $585,259       $603,244      $298,975       $321,355
 Large Systems                     119,446         71,914        54,669         44,390
 Other                              16,797              -         9,284              -
 Total segment net sales           721,502        675,158       362,928        365,745
 Shipping and
  handling revenues                  2,730          4,074         1,616          2,291
 Total net sales                  $724,232       $679,232      $364,544       $368,036

 Segment profits
 Small Systems                    $243,924       $273,972      $132,471       $145,151
 Large Systems                     (10,459)        10,815        (7,204)         5,123
 Other                              10,367              -         5,794              -
 Total segment profits             243,832        284,787       131,061        150,274
 Shipping and handling
  net costs                         11,835          7,997         5,550          3,983
 Indirect operating expenses       153,877        143,393        80,003         73,071
 Special charges                         -         30,400             -         30,400
 Other income, net                   8,584         12,804         3,162          6,634
 Earnings before
  income taxes                     $86,704       $115,801       $48,670        $49,454




ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenues
Net sales were $364.5 million for the second quarter of 2001, a decrease of 0.9% compared to $368.0 million for the same period in 2000. Net sales for the first half of 2001 were $724.2 million compared to $679.2 million in 2000, an increase of 6.6%. Second quarter 2001 net sales included approximately $9.7 million attributable to Airflow Company which was acquired in the fourth quarter 2000.

APC's Small Systems business, which provides power protection, uninterruptible power supply (UPS) and management products for the PC, server, and local area networking markets, represented approximately 82% and 81% of net sales in the second quarter and first half of 2001, respectively. Second quarter 2001 net sales for this segment was down 7% versus the same period last year, while first half 2001 net sales for this segment was down 3% versus the same period last year. The Large Systems segment, consisting primarily of UPS, DC-power systems, and precision cooling products for data centers, facilities, and communication applications, represented approximately 15% and 17% of net sales in the second quarter and first half of 2001, respectively. Second quarter 2001 net sales for this segment grew 23% versus the same period last year, while first half 2001 net sales for this segment grew 66% versus the same period last year.

On a geographic basis, the Americas (North and Latin America) represented 61.6% of second quarter 2001 net sales and were down 1.0% year over year. Europe, the Middle East, and Africa (EMEA) represented 24.9% of net sales and grew 5.6% compared to the same period last year. Asia comprised 13.6% of the quarter's net sales and was down 11.0% year over year. On a constant currency basis, EMEA net sales for the second quarter of 2001 grew 9.8% versus the second quarter of 2000, while Asia net sales for the second quarter of 2001 fell 4.5% versus the same period last year.

On a geographic basis, the Americas represented 61.9% of first half 2001 net sales and were up 11.3% year over year. EMEA represented 22.9% of net sales and were down 1.7% compared to the same period last year. Asia comprised 15.2% of the first half's net sales and grew 2.0% year over year. On a constant currency basis, EMEA net sales for the first half of 2001 grew 2.6% versus the first half of 2000, while Asia net sales for the first half of 2001 grew 8.7% versus the same period last year.

Cost of Goods Sold
Cost of goods sold was $221.5 million or 60.8% of net sales in the second quarter of 2001 compared to $207.6 million or 56.4% of net sales in the second quarter of 2000. Cost of goods sold was $456.2 million or 63.0% of net sales in the first half of 2001 compared to $376.9 million or 55.5% in the first half of 2000. Second quarter 2001 gross margin was 39.2% of net sales, approximately 440 basis points lower than the comparable period in 2000. First half 2001 gross margin was 37.0% of net sales, approximately 750 basis points lower than the comparable period in 2000. The year over year gross margin erosion resulted from several factors, including the rapid growth of our lower gross margin Large Systems segment and the impact of foreign currency exchange rate erosion on international sales and margins, particularly in Asia in the first quarter of 2001 and in EMEA in the second quarter of 2001. Additional factors were the cumulative impact of pricing actions occurring subsequent to the first quarter of 2000, combined with the impact of Small Systems material cost savings recognized in the form of favorable purchase price variances taken during last year's first quarter. The year over year gross margin erosion for the Large Systems segment resulted from cost inefficiencies resulting from continued global capacity expansion. Total inventory reserves at July 1, 2001 were $23.7 million compared to $20.5 million at December 31, 2000. APC's reserve estimate methodology involves quantifying the total inventory position having potential loss exposure, reduced by an amount reasonably forecasted to be sold, and adjusting its interim reserve provisioning to cover the net loss exposure.

Operating Expenses
Operating expenses include marketing, selling, general and administrative (SG&A), special charges, and research and development (R&D) expenses.

SG&A expenses were $84.2 million or 23.1% of net sales for the second quarter of 2001 compared to $75.6 million or 20.5% of net sales for the second quarter of 2000. SG&A expenses were $163.4 million or 22.6% of net sales for the first half of 2001 compared to $148.0 million or 21.8% of net sales for the first half of 2000. The increase in total spending over last year was due primarily to costs associated with increased operating expenses of selling and administrative functions, as well as increased promotional and sales incentives costs. The allowance for doubtful accounts at July 1, 2001 was 6.8% of accounts receivable, compared to 6.3% at December 31, 2000. APC continues to experience strong collection performance. Accounts receivable balances outstanding over 60 days represented 21.3% of total receivables at July 1, 2001, up from 13.4% at December 31, 2000. This increase reflects in part a growing portion of APC's business originating in areas where longer payment terms are customary, including a growing contribution from international markets, as well as the product mix shift towards Large Systems business, which typically carries longer sales cycles and collection cycles. In addition, slower payment cycles reflected recent macro economic trends. Write-offs of uncollectible accounts have historically represented less than 1% of total net sales. A majority of international customer balances are covered by receivables insurance.

R&D expenses were $13.4 million or 3.7% of net sales and $11.6 million or 3.2% of net sales for the second quarters of 2001 and 2000, respectively, and $26.5 million or 3.7% of net sales and $20.9 million or 3.1% of net sales for the first half periods of 2001 and 2000, respectively. The increase in total R&D spending primarily reflects increased numbers of software and hardware engineers and other costs associated with new product development and engineering support.

Other Income, Net and Income Taxes
Other income is comprised principally of interest income combined with a $1.3 million gain in the first quarter of 2001 on the sale of a building in Billerica, Massachusetts. Interest income was lower during the second quarter and first half of 2001 due to lower short term interest rates and lower average cash balances available for investment in 2001 compared to the same periods last year.

Our effective income tax rates were approximately 28.5% and 29.0% for the quarters and first half periods ended July 1, 2001 and June 2, 2000, respectively. The decrease in the effective tax rate from last year is due to the expected tax savings from an increasing portion of taxable earnings being generated from APC's operations in jurisdictions currently having a lower income tax rate than the present U.S. statutory income tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at July 1, 2001 was $819.6 million compared to $754.5 million at December 31, 2000. APC has been able to increase its working capital position as the result of continued strong operating results and despite internally financing the working and long term capital investments required to expand its operations. Our cash, cash equivalents, and short term investments position was $305.6 million at July 1, 2001, up from $275.9M at April 1, 2001 and down from $308.0 million at December 31, 2000.

Worldwide inventories were $363.6 million at July 1, 2001 compared to $289.0 million at December 31, 2000. Like many other vendors participating in the communications and Internet infrastructure build-out, APC has been impacted by the rapid decline in forecasted demands during the fourth quarter of 2000 and the first half of 2001. Additionally, despite our growth rate in the Large Systems space, APC experienced first half shipment cancellations and rescheduled sales orders from customers in the telecommunications and service provider industry, while our global capacity expansion and rebalancing in our Large Systems business drove the need for additional safety stock. Inventory levels as a percentage of quarterly sales were 99.7% in the second quarter of 2001 and 92.0% in the first quarter of 2001.

At July 1, 2001, we had $65.0 million available for future borrowings under an unsecured line of credit agreement at a floating interest rate equal to the bank's cost of funds rate plus 0.625% and an additional $7.0 million under an unsecured line of credit agreement with a second bank at a similar interest rate. No borrowings were outstanding under these facilities at July 1, 2001. APC had no significant financial commitments, other than those required in the normal course of business, at July 1, 2001.

During the first half of 2001, our capital expenditures, net of capital grants, consisted primarily of manufacturing and office equipment, buildings and improvements, and purchased software applications. The nature and level of capital spending was made to improve manufacturing capabilities, principally in Asia and the U.S., and to support the increased selling and administrative efforts necessitated by APC's growth. First half 2001 capital spending included Large Systems segment global capacity expansion into lower cost locations closer to local end-user customers and markets, as well as development of infrastructure to support emerging growth in the Large Systems space. Substantially all of APC's net capital expenditures were financed from available operating cash. We had no material capital commitments, other than those required in the normal course of business, at July 1, 2001.

APC has agreements with the Industrial Development Authority of Ireland under which APC receives grant monies for costs incurred for machinery, equipment, and building improvements for its Galway and Castlebar facilities equal to 40% and 60%, respectively, of such costs up to a maximum of $13.1 million and $1.3 million, respectively. Such grant monies are subject to APC meeting certain employment goals and maintaining operations in Ireland until termination of the respective agreements.

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

At July 1, 2001, APC's unhedged foreign currency accounts receivable, by currency, were as follows:

                                Foreign
    In thousands               Currency           US Dollars
    European Euros               34,687              $29,848
    British Pounds               13,784               19,535
    Japanese Yen              1,983,627               15,950
    Swiss Francs                 22,676               12,853
    German Marks                 11,434                5,031
    French Francs                29,428                3,860

APC also had non-trade receivables denominated in Irish Pounds of approximately US$3.2 million, liabilities denominated in various European currencies of approximately US$48.1 million, and liabilities denominated in Japanese Yen of approximately US$7.0 million.

We continually review our foreign exchange exposure and consider various risk management techniques, including the netting of foreign currency receipts and disbursements, rate protection agreements with customers/vendors and derivative arrangements, including foreign exchange contracts. We presently do not utilize rate protection agreements or derivative arrangements.

Recently Issued Accounting Standards
In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for (a) all business combinations initiated after June 30, 2001 and (b) all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet in order to be recognized and reported apart from goodwill. Pursuant to the requirements of Statement 142, goodwill and intangible assets with indefinite useful lives will no longer be amortized, but instead will be tested for impairment at least annually. Statement 142 also requires that intangible assets with definite useful lives be (a) amortized over their respective estimated useful lives to their estimated residual values and (b) reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

APC is required to adopt the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002. Prior to the adoption of Statement 142, APC's goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized. Also, prior to the adoption of Statement 142, goodwill and intangible assets acquired in purchase business combinations completed by APC after June 30, 2001 and determined to have indefinite useful lives will not be amortized but will be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature.

APC is currently studying the provisions of Statements 141 and 142. At July 1, 2001, APC has unamortized goodwill and other intangible assets of approximately $118.2 million which will be subject to the transition provisions of Statements 141 and 142. APC's amortization expense related to goodwill and other intangible assets was $2.3 million in each of the first and second quarters of 2001 and $7.4 million in fiscal year 2000.

In April 2001, the EITF reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." This issue addresses the recognition and measurement of costs incurred by a vendor in connection with a retailer's purchase or promotion of the vendor's products, including the income statement classification of such costs not directly addressed in Issue 00-14 (see below). This Issue is effective January 1, 2002. APC is currently studying the provisions of this Issue and is also in the process of quantifying the impact of implementing this new guidance.

In April 2001, the EITF revised the transition requirements of its May 2000 consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives. " This issue involves the accounting for and reporting of sales subject to rebates and revenue sharing arrangements as well as coupons and discounts, including the income statement classification of rebates and other discounts. This issue is effective January 1, 2002. APC is currently studying the provisions of this Issue and is also in the process of quantifying the impact of implementing this new guidance.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. This Statement became effective for APC on January 1, 2001. The adoption of this Statement did not have any impact on APC's consolidated financial position or results of operations as we presently do not utilize any derivative instruments.

Factors That May Affect Future Performance
This document contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this document.

The  factors  that could cause actual results to differ materially  include  the following: The extent to which APC is able to execute its planned job reductions; our ability to successfully integrate and operate acquired businesses; the timely development and acceptance of new products; ramp up, expansion and rationalization of global manufacturing capacity; our ability to effectively align operating expenses and production capacity with the current demand environment; impact on order management and fulfillment, financial reporting and supply chain management processes as a result of our implementation of Oracle 11i commenced in the first quarter 2001; general worldwide economic conditions, and, in particular, the possibility that the PC and related markets decline more dramatically than currently anticipated; growth rates in the power protection industry and related industries, including but not limited to the PC, server, networking, telecommunications and enterprise hardware industries; competitive factors and pricing pressures; product mix changes and the potential negative impact on gross margins from such changes; changes in the seasonality of demand patterns; inventory risks due to shifts in market demand; component constraints, shortages and quality; risk of nonpayment of accounts receivable; the uncertainty of the litigation process including risk of an unexpected, unfavorable result of current or future litigation; risk of disruption to Asian manufacturing operations due to political instability; and
the risks described from time to time in our filings with the Securities and Exchange Commission. APC cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. APC disclaims any obligation to publicly update or revise any such statements to reflect any change in APC's expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.



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

PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on June 7, 2001 at which APC's shareholders approved the following:

(i) by a vote of 164,732,071 shares in favor, 7,421,368 opposed, and 856,794 abstaining, the number of directors was fixed at five.

(ii) the following persons (with vote results) were elected to serve another term as Directors of APC:

                                  For                Withheld
      Rodger B. Dowdell, Jr.      158,375,420        14,634,813
      James D. Gerson             167,799,912         5,210,321
      Emanuel E. Landsman         158,139,673        14,870,560
      Ervin F. Lyon               167,809,169         5,201,064
      Neil E. Rasmussen           157,592,670        15,417,563

In addition, by a vote of 34,503,031 shares in favor, 91,074,842 opposed, 4,635,659 abstaining, and 42,796,701 broker non-votes, a shareholder proposal regarding the composition of APC's Board of Directors, was not approved.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  Exhibits

Exhibit No. 3.01  Articles  of  Organization of APC, as  amended,  previously filed as an exhibit to APC's Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 1999 and incorporated herein by reference (File No. 1-12432)

Exhibit No. 3.02  By-Laws of APC, as amended and restated, previously filed as an exhibit to APC's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference (File No. 1-12432)

(B)  Reports on Form 8-K

No reports on Form 8-K were filed by American Power Conversion Corporation during the quarter ended July 1, 2001.

                                                                       FORM 10-Q
                                                                    July 1, 2001


                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      AMERICAN POWER CONVERSION CORPORATION

                             Date:  August 15, 2001


                               /s/ Donald M. Muir

                                 Donald M. Muir
                             Chief Financial Officer
                  (Principal Accounting and Financial Officer)

                                                                       FORM 10-Q
                                                                    July 1, 2001



             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
                                  EXHIBIT INDEX


Exhibit                                                                     Page
Number  Description                                                          No
3.01    Articles of Organization of APC, as amended, previously  filed as  an exhibit to APC's Quarterly Report on Form 10-Q for  the fiscal quarter ended June 27, 1999 and incorporated herein  by reference (File No. 1-12432)

3.02 By-Laws of APC, as amended and restated, previously filed as an exhibit to APC's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference (File No. 1-12432)
