Form 10-Q
period 2001-09-30
AMERICAN POWER CONVERSION CORPORATION
filed 2001-11-14
CIK 835910

QUARTERLY REPORT ON FORM 10-Q
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                            _________________________

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934
      For the quarterly period ended September 30, 2001

                                       or

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

                             YES  [ X ]    NO  [   ]

   Registrant's Common Stock outstanding, $.01 par value, at November 8, 2001 -
                               195,531,000 shares

                                                                       FORM 10-Q
                                                              September 30, 2001


             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                 Page No.
Part I - Financial Information:

 Item 1. Consolidated Condensed Financial Statements:
         Consolidated Condensed Balance Sheets -
         September 30, 2001 (Unaudited) and December 31, 2000     3 - 4

         Consolidated Condensed Statements of Income -
         Three Months and Nine Months Ended
         September 30, 2001 and October 1, 2000 (Unaudited)         5

         Consolidated Condensed Statements of Cash Flows -
         Three Months and Nine Months Ended
         September 30, 2001 and October 1, 2000 (Unaudited)         6

         Notes to Consolidated Condensed Financial Statements
         (Unaudited)                                              7 - 9


 Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations            9 - 14


 Item 3. Quantitative and Qualitative Disclosures
         About Market Risk                                         14

Part II - Other Information:

 Item 6. Exhibits and Reports on Form 8-K                          14

Signatures                                                         15

Exhibit Index                                                      16

                                                                       FORM 10-Q
                                                              September 30, 2001
PART I - CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

ITEM 1 - FINANCIAL STATEMENTS

             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)

                                     ASSETS

                                              September 30,   December 31,
                                                      2001           2000
                                               (Unaudited)
Current assets:
Cash and cash equivalents                       $  279,568     $  283,025
Short term investments                              47,978         25,000
Accounts receivable,
 less allowance for doubtful accounts of
 $22,991 in 2001 and $20,085 in 2000               293,440        298,041
Inventories:
 Raw materials                                     182,603        120,685
 Work-in-process and finished goods                181,856        168,347
Total inventories                                  364,459        289,032

Prepaid expenses and other current assets           20,382         23,488

Deferred income taxes                               42,226         42,024

Total current assets                             1,048,053        960,610

Property, plant, and equipment:
 Land, buildings and improvements                   73,734         72,136
 Machinery and equipment                           198,217        178,558
 Office equipment, furniture, and fixtures          77,114         68,765
 Purchased software                                 31,277         25,633

                                                   380,342        345,092
Less accumulated depreciation
 and amortization                                  161,199        133,335

Net property, plant, and equipment                 219,143        211,757

Goodwill and other intangibles, net                113,207        122,716

Other assets                                        20,353         22,022

Total assets                                    $1,400,756     $1,317,105

See accompanying notes to consolidated condensed financial statements.

                                                                       FORM 10-Q
                                                              September 30, 2001

             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)
                      (In thousands, except per share data)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                              September 30,   December 31,
                                                      2001           2000
                                               (Unaudited)
Current liabilities:
Accounts payable                                $   96,485     $  105,031
Accrued expenses                                    36,074         37,946
Accrued compensation                                25,331         21,708
Accrued sales and marketing programs                23,621         15,210
Deferred revenue                                    15,819         11,847
Income taxes payable                                 2,469         14,377

Total current liabilities                          199,799        206,119

Deferred income taxes                               14,131         13,805

Total liabilities                                  213,930        219,924

Shareholders' equity:
Common stock, $.01 par value;
 authorized 450,000 shares; issued 195,658
 shares in 2001 and 195,071 shares in 2000           1,957          1,951
Additional paid-in capital                         121,488        115,381
Retained earnings                                1,070,464        986,176
Treasury stock, 250 shares, at cost                 (1,551)        (1,551)
Accumulated other comprehensive loss                (5,532)        (4,776)

Total shareholders' equity                       1,186,826      1,097,181

Total liabilities and shareholders' equity      $1,400,756     $1,317,105

See accompanying notes to consolidated condensed financial statements.

                                                                       FORM 10-Q
                                                              September 30, 2001

             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    (In thousands, except earnings per share)
                                Nine months ended         Three months ended
                         September 30,    October 1, September 30,    October 1,
                                 2001          2000          2001          2000
                                                 (Unaudited)
Net sales                  $1,085,175    $1,076,266    $  360,943    $  397,034

Cost of goods sold            700,211       609,854       244,025       232,995

Gross profit                  384,964       466,412       116,918       164,039

Operating expenses:
Marketing, selling, general
 and administrative           238,758       225,239        75,315        77,191
Special charges                     -        47,900             -        17,500
Research and development       39,497        32,728        13,014        11,800

Total operating expenses      278,255       305,867        88,329       106,491

Operating income              106,709       160,545        28,589        57,548

Other income, net              11,177        18,650         2,593         5,846

Earnings before income
 taxes                        117,886       179,195        31,182        63,394

Income taxes                   33,598        51,967         8,887        18,385

Net income                  $  84,288     $ 127,228    $   22,295     $  45,009

Basic earnings per share    $     .43     $     .66    $      .11     $     .23

Basic weighted average
 shares outstanding           195,154       194,059       195,377       194,600

Diluted earnings per share  $     .43     $     .64    $      .11     $     .22

Diluted weighted average
 shares outstanding           196,769       200,274       196,522       200,112

See accompanying notes to consolidated condensed financial statements.

                                                                       FORM 10-Q
                                                              September 30, 2001

             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                     Nine months ended         Three months ended
                              September 30,    October 1, September 30,    October 1,
                                      2001          2000          2001          2000
                                                      (Unaudited)

Cash flows from operating
 activities
Net income                        $ 84,288      $127,228      $ 22,295      $ 45,009
Adjustments to reconcile net
 income to net cash provided by
 (used in) operating activities:
Depreciation and amortization of
 property, plant, and equipment     31,759        22,692        12,417         7,848
Deferred income taxes                  124         6,008            38           660
Other non-cash items, net           10,958         3,456         4,121           742
Changes in operating assets and
 liabilities excluding effects
 of acquisitions:
  Accounts receivable                  236       (49,273)        4,534       (28,250)
  Inventories                      (75,427)      (64,215)         (871)      (32,780)
  Prepaid expenses and
   other current assets              3,106        (7,413)        3,047        (2,720)
  Other assets                       2,492       (19,749)        2,664          (477)
  Accounts payable                  (8,546)       34,641       (11,276)       15,820
  Accrued expenses                  14,134        (8,734)        7,631          (102)
  Income taxes payable             (11,908)      (20,087)      (11,182)       (9,479)
Net cash provided by (used in
 operating activities               51,216        24,554        33,418        (3,729)

Cash flows from investing
 activities
Purchases of held-to-maturity
 securities                        (47,978)      (75,000)      (34,125)            -
Maturities of held-to-
 maturity securities                25,000        50,000             -        50,000
Capital expenditures, net of
 capital grants                    (40,552)      (56,014)      (12,084)      (16,287)
Proceeds from sale of
 property, plant, and equipment      2,744             -             -             -
Acquisitions                             -       (78,922)            -             -
Net cash (used in) provided by
 investing activities              (60,786)     (159,936)      (46,209)       33,713

Cash flows from financing
 activities
Proceeds from issuances of
 common stock                        6,113        18,811           611         2,105
Net cash provided by
 financing activities                6,113        18,811           611         2,105

Net change in cash and
 cash equivalents                   (3,457)     (116,571)      (12,180)       32,089
Cash and cash equivalents
 at beginning of period            283,025       456,325       291,748       307,665
Cash and cash equivalents
 at end of period                 $279,568      $339,754      $279,568      $339,754

Supplemental cash flow
 disclosures
Cash paid during the period for
 income taxes (net of refunds)    $ 67,058      $ 63,902      $ 43,073      $ 25,614

See accompanying notes to consolidated condensed financial statements

 .
                                                                       FORM 10-Q
                                                              September 30, 2001


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


2.   Principles of Consolidation

The consolidated financial statements include the financial statements of American Power Conversion Corporation and its direct and indirect wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.


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

In thousands                   Nine months ended         Three months ended
                         September 30,   October 1, September 30,   October 1,
                                 2001         2000          2001         2000
Basic weighted average
 shares outstanding           195,154      194,059       195,377      194,600
Net effect of dilutive
 potential common shares
 outstanding based on the
 treasury stock method using
 the average market price       1,615        6,215         1,145        5,512
Diluted weighted average
 shares outstanding           196,769      200,274       196,522      200,112

Antidilutive potential
 common shares excluded
 from the computation above     9,611            -         9,600          281

4.   Shareholders' Equity

Changes in common stock and paid-in capital for the periods presented represent the issuances of common stock resulting from the exercise of employee stock options.


5.   Comprehensive Income

The components of comprehensive income, net of tax, are as follows:

In thousands                   Nine months ended         Three months ended
                         September 30,   October 1, September 30,   October 1,
                                 2001         2000          2001         2000
Net income                    $84,288     $127,228       $22,295      $45,009

Other comprehensive loss,
 net of tax:
Change in foreign currency
 translation adjustment          (756)      (3,219)         (375)      (2,451)
Other comprehensive loss         (756)      (3,219)         (375)      (2,451)

Comprehensive income          $83,532     $124,009       $21,920      $42,558

6.   Short Term Investments

At September 30, 2001, short term investments consisted of investment grade corporate and municipal bonds with original maturities greater than three months and less than or equal to one year at the date of acquisition. Such securities were classified as held-to-maturity and carried at amortized cost. Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when APC has the positive intent and ability to hold such securities to maturity.

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

Summary operating segment information is as follows:

In thousands                   Nine months ended         Three months ended
                         September 30,   October 1, September 30,   October 1,
                                 2001         2000          2001         2000
Segment net sales
Small Systems              $  889,589   $  939,350      $304,330     $336,106
Large Systems                 163,370      124,385        43,924       52,471
Other                          27,948        6,400        11,151        6,400
Total segment net sales     1,080,907    1,070,135       359,405      394,977
Shipping and handling
 revenues                       4,268        6,131         1,538        2,057
Total net sales            $1,085,175   $1,076,266      $360,943     $397,034

Segment profits
Small Systems              $  374,032   $  421,587      $130,108     $147,615
Large Systems                 (25,611)      10,540       (15,152)        (275)
Other                          16,529        4,065         6,162        4,065
Total segment profits         364,950      436,192       121,118      151,405
Shipping and handling
 net costs                     17,511       11,856         5,676        3,859
Indirect operating            240,730      215,891        86,853       72,498
expenses
Special charges                     -       47,900             -       17,500
Other income, net              11,177       18,650         2,593        5,846
Earnings before
 income taxes              $  117,886   $  179,195      $ 31,182     $ 63,394

8.   Litigation

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations or liquidity.



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenues
Net sales were $360.9 million for the third quarter of 2001, a decrease of 9.1% compared to $397.0 million for the same period in 2000. Net sales for the first nine months of 2001 were $1.1 billion, substantially unchanged from $1.1 billion in 2000. Net sales for the third quarter and first nine months of 2001 included approximately $4.8 million and $30.0 million, respectively, attributable to NetworkAir, formerly Airflow Company, which was acquired in the fourth quarter 2000.

APC's 2001 net revenue continues to be impacted by softness in IT and communica-tions market segments with general IT spending and growth in core technology applications, such as PCs, down year over year. Our Small Systems business, which provides power protection, uninterruptible power supply (UPS) and management products for the PC, server, and local area networking markets, represented approximately 84.7% and 82.3% of net sales in the third quarter and first nine months of 2001, respectively. Third quarter 2001 net sales for this segment were down 9.5% versus the same period last year, while first nine months of 2001 net sales for this segment were down 5.3% versus the same period last year. The Large Systems segment, consisting primarily of UPS, DC-power systems, and precision cooling products for data centers, facilities, and communication applications, represented approximately 12.2% and 15.1% of net sales in the third quarter and first nine months of 2001, respectively. Third quarter 2001 net sales for this segment were down 16.3% versus the same period last year, while the first nine months of 2001 net sales for this segment grew 31.3% versus the same period last year.

On a geographic basis, the Americas (North and Latin America) represented 56.9% of third quarter 2001 net sales and were down 11.0% year over year. Europe, the Middle East, and Africa (EMEA) represented 26.1% of the quarter's net sales and were down 7.5% compared to the same period last year. Asia comprised 16.9% of the quarter's net sales and was down 5.0% year over year. On a constant currency basis, EMEA net sales for the third quarter of 2001 fell 7.4% versus the third quarter of 2000, while Asia net sales for the third quarter of 2001 grew 1.4% versus the same period last year. On a geographic basis, the Americas represented 60.3% of the first nine months of 2001 net sales and were up 3.2% year over year. EMEA represented 24.0% of the first nine month's net sales and were down 3.8% compared to the same period last year. Asia comprised 15.8% of the first nine month's net sales and were down .6% year over year. On a constant currency basis, EMEA net sales for the first nine months of 2001 fell 1.2% versus the first nine months of 2000, while Asia net sales for the first nine months of 2001 grew 6.0% versus the same period last year.

Cost of Goods Sold
Cost of goods sold was $244.0 million or 67.6% of net sales in the third quarter of 2001 compared to $233.0 million or 58.7% of net sales in the third quarter of 2000. Cost of goods sold was $700.2 million or 64.5% of net sales in the first nine months of 2001 compared to $609.9 million or 56.7% in the first nine months of 2000. Third quarter 2001 gross margin was 32.4% of net sales, down from 41.3% in the comparable period in 2000. First nine months 2001 gross margin was 35.5% of net sales, down from 43.3% in the comparable period in 2000.

The year over year gross margin erosion reflected lower gross margins in the Large Systems segment, which experienced declining sales and production volumes in the third quarter of 2001, coupled with increasing cost inefficiencies due to manufacturing downsizing actions in Denmark and the U.K. These actions were announced and substantially completed in the third quarter of 2001. As a result of these actions, we expect to generate significant employment cost savings. However, due to the timing of the facilities closures and contractual or regulatory obligations to certain workers, the financial benefits of these actions will phase in gradually, commencing in the fourth quarter of 2001. The lower Large Systems gross margins more than offset a slightly favorable segment mix shift during the third quarter of 2001 towards the higher margin Small Systems segment. Third quarter 2001 Small Systems segment gross margins approximated comparable third quarter 2000 gross margins. Third quarter 2001 gross margins were also adversely impacted by start-up costs for a new factory in Brazil which is expected to begin manufacturing products by the end of the year.

Additionally, third quarter 2001 gross margins included the effects of charges for excess inventory and restructuring costs that totaled $17.1 million, principally associated with the Large Systems segment. These charges were the result of events or assessments that occurred during the third quarter of 2001. The charge for excess inventory relates to specifically identified finished goods and materials inventories which are expected to be disposed of in late 2001 and early 2002. The restructuring costs are the effects of employee terminations, facilities closures, and the related impairment of tangible and intangible assets. Total inventory reserves at September 30, 2001 were $37.5 million compared to $20.5 million at December 31, 2000. This increase was due primarily to the aforementioned charge for excess inventory. APC's reserve estimate methodology has involved and will continue to involve quantifying the total inventory position having potential loss exposure, reduced by an amount reasonably forecasted to be sold, and adjusting its interim reserve provisioning to cover the net loss exposure.

Operating Expenses
Operating expenses include marketing, selling, general and administrative (SG&A), special charges, and research and development (R&D) expenses.

SG&A expenses were $75.3 million or 20.9% of net sales for the third quarter of 2001 compared to $77.2 million or 19.4% of net sales for the third quarter of 2000. SG&A expenses were $238.8 million or 22.0% of net sales for the first nine months of 2001 compared to $225.2 million or 20.9% of net sales for the first nine months of 2000. Although total spending for the first nine months of 2001 increased year over year, total spending for the third quarter of 2001 was lower than the same quarter last year due primarily to our focused efforts to control expenses while improving the productivity and efficiency of our global resources. The increase in total spending for the first nine months of 2001 over the same period last year was due primarily to costs associated with increased operating expenses of selling and administrative functions as well as increased promotional and sales incentives costs, combined with incremental costs attributable to NetworkAir, formerly Airflow Company, which was acquired in the fourth quarter 2000.

The allowance for doubtful accounts at September 30, 2001 was 7.3% of accounts receivable, compared to 6.3% at December 31, 2000. APC continues to experience strong collection performance. Accounts receivable balances outstanding over 60 days represented 18.6% of total receivables at September 30, 2001, up from 13.4% at December 31, 2000. This increase reflects in part a growing portion of APC's business originating in areas where longer payment terms are customary, including a growing contribution from international markets, as well as the product mix shift towards Large Systems business, which typically carries longer sales cycles and collection cycles. In addition, slower payment cycles reflected recent macro economic trends. Write-offs of uncollectible accounts have historically represented less than 1% of total net sales. A majority of international customer balances are covered by receivables insurance.

R&D expenses were $13.0 million or 3.6% of net sales and $11.8 million or 3.0% of net sales for the third quarters of 2001 and 2000, respectively, and $39.5 million or 3.6% of net sales and $32.7 million or 3.0% of net sales for the first nine month periods of 2001 and 2000, respectively. The increase in total R&D spending primarily reflects increased numbers of software and hardware engineers and other costs associated with new product development and engineering support, combined with incremental costs attributable to NetworkAir, formerly Airflow Company, which was acquired in the fourth quarter 2000.

Other Income, Net and Income Taxes
Other income is comprised principally of interest income combined with a $1.3 million gain in the first quarter of 2001 on the sale of a building in Billerica, Massachusetts. Interest income was lower during the third quarter and first nine months of 2001 due to lower short term interest rates and lower average cash balances available for investment in 2001 compared to the same periods last year.

Our effective income tax rates were approximately 28.5% and 29.0% for the respective quarters and first nine month periods ended September 30, 2001 and October 1, 2000. The decrease in the effective tax rate from last year is due to the expected tax savings from an increasing portion of taxable earnings being generated from APC's operations in jurisdictions currently having a lower income tax rate than the present U.S. statutory income tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at September 30, 2001 was $848.3 million compared to $754.5 million at December 31, 2000. APC has been able to increase its working capital position as the result of continued strong operating results and despite internally financing the working and long term capital investments required to expand its operations. Our cash, cash equivalents, and short term investments position was $327.5 million at September 30, 2001, up from $308.0 million at December 31, 2000.

Worldwide inventories were $364.5 million at September 30, 2001 compared to $289.0 million at December 31, 2000. Like many other vendors participating in the communications and Internet infrastructure build-out, APC has been impacted by the rapid decline in forecasted demands during the fourth quarter of 2000 and the first nine months of 2001. APC has also experienced shipment cancellations and rescheduled sales orders from customers in the telecommunications and service provider industry, while our global capacity expansion and rebalancing in our Large Systems business drove the need for additional safety stock. Additionally, APC's third quarter results include the effects of a charge for excess inventory that totaled $12.4 million relating to specifically identified finished goods and materials inventories which are expected to be disposed of in late 2001 and early 2002. The inventories subject to the write-off are categorized as follows: $1.5 million of residual, unusable quantities located at facilities impacted by recent downsizing actions; $2.5 million of unusable or unsaleable quantities related to declining and changing demand requirements; and $8.4 million of custom finished goods impacted by canceled sales orders, primarily from customers in the telecom and Internet infrastructure industries. Inventory levels as a percentage of quarterly sales were 101.0% in the third quarter of 2001, 99.7% in the second quarter of 2001, and 92.0% in the first quarter of 2001.

At September 30, 2001, we had $65.0 million available for future borrowings under an unsecured line of credit agreement at a floating interest rate equal to the bank's cost of funds rate plus 0.625% and an additional $7.0 million under an unsecured line of credit agreement with a second bank at a similar interest rate. No borrowings were outstanding under these facilities at September 30, 2001. APC had no significant financial commitments, other than those required in the normal course of business, at September 30, 2001.

During the first nine months of 2001, our capital expenditures, net of capital grants, consisted primarily of manufacturing and office equipment, buildings and improvements, and purchased software applications. The nature and level of capital spending was made to improve manufacturing capabilities, principally in Brazil and India, as well as to fund IT-related capital equipment and software purchases to support business process improvement initiatives. Capital spending included Large Systems segment global capacity expansion into lower cost locations closer to local end-user customers and markets. Substantially all of APC's net capital expenditures were financed from available operating cash. We had no material capital commitments, other than those required in the normal course of business, at September 30, 2001.

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

At September 30, 2001, APC's unhedged foreign currency accounts receivable, by currency, were as follows:

                                       Foreign
                In thousands          Currency        US Dollars
                European Euros          45,888           $42,386
                Japanese Yen         2,656,581            22,565
                British Pounds          11,670            17,221
                Swiss Francs            21,965            13,752

APC also had non-trade receivables denominated in Irish Pounds of approximately US$1.9 million, liabilities denominated in various European currencies of approximately US$40.0 million, and liabilities denominated in Japanese Yen of approximately US$7.5 million.

We continually review our foreign exchange exposure and consider various risk management techniques, including the netting of foreign currency receipts and disbursements, rate protection agreements with customers/vendors and derivative arrangements, including foreign exchange contracts. We presently do not utilize rate protection agreements or derivative arrangements.

Recently Issued Accounting Standards
In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement is effective January 1, 2002. The adoption of this Statement is not expected to have a material impact on our consolidated financial position or results of operations.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective January 1, 2003. The adoption of this Statement is not expected to have a material impact on our consolidated financial position or results of operations.

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

APC is required to adopt the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002. Prior to the adoption of Statement 142, APC's goodwill and intangible assets acquired in business combinations completed before June 30, 2001 will continue to be amortized. Also, prior to the adoption of Statement 142, goodwill and intangible assets acquired in purchase business combinations completed by APC after June 30, 2001 and determined to have indefinite useful lives will not be amortized but will be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature.

APC is currently studying the provisions of Statements 141 and 142. At September 30, 2001, APC has unamortized goodwill and other intangible assets of approximately $113.2 million which will be subject to the transition provisions of Statements 141 and 142. APC's amortization expense related to goodwill and other intangible assets was $2.3 million in each of the first, second, and third quarters of 2001 and $7.4 million in fiscal year 2000.

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

The factors that could cause actual results to differ materially include the following: The impact on demand, component availability and pricing, and logistics that result from war, acts of terrorism, or political instability; the timely development and acceptance of new products; ramp up, expansion and rationalization of global manufacturing capacity; our ability to effectively align operating expenses and production capacity with the current demand environment; impact on order management and fulfillment, financial reporting and supply chain management processes as a result of our implementation of Oracle 11i commenced in the first quarter 2001; general worldwide economic conditions, and, in particular, the possibility that the PC and related markets decline more dramatically than currently anticipated; growth rates in the power protection industry and related industries, including but not limited to the PC, server, networking, telecommunications, and enterprise hardware industries; competitive factors and pricing pressures; product mix changes and the potential negative impact on gross margins from such changes; changes in the seasonality of demand patterns; inventory risks due to shifts in market demand; component constraints, shortages and quality; risk of nonpayment of accounts receivable; the uncertainty of the litigation process including risk of an unexpected, unfavorable result of current or future litigation; risk of disruption to Asian manufacturing operations due to political instability; and the risks described from time to time in our filings with the Securities and Exchange Commission. APC cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. APC disclaims any obligation to publicly update or revise any such statements to reflect any change in APC's expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.


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

(B)  Reports on Form 8-K

No reports on Form 8-K were filed by American Power Conversion Corporation during the quarter ended September 30, 2001.

                                                                       FORM 10-Q
                                                              September 30, 2001


                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      AMERICAN POWER CONVERSION CORPORATION

                            Date:  November 14, 2001


                               /s/ Donald M. Muir

                                 Donald M. Muir
                             Chief Financial Officer
                  (Principal Accounting and Financial Officer)

                                                                       FORM 10-Q
                                                              September 30, 2001


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