Form 10-K
period 2001-12-31
AMERICAN POWER CONVERSION CORPORATION
filed 2002-04-01
CIK 835910

ANNUAL REPORT ON FORM 10-K
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ___________________

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2001

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

          Securities registered pursuant to Section 12(b) of the Act:
               Title of Each Class         Name of Each Exchange on Which
         Common Stock, $0.01 par value               Registered
                                              Pacific Exchange, Inc.

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 11, 2002 was approximately $2,450,835,000 based on the price of the last reported sale as reported by The Nasdaq Stock Marketr on March 11, 2002. The number of shares outstanding of the Registrant's Common Stock on March 11, 2002 was 195,852,000.

Documents Incorporated by Reference
Portions of the Registrant's definitive Proxy Statement in connection with the 2002 Annual Meeting of the Shareholders are incorporated by reference in Part III hereof.

                                     Part I


Item 1.  Description of Business

American Power Conversion Corporation
American Power Conversion Corporation, APC, designs, develops, manufactures, and markets power protection and management solutions for computer, communications, and electronic applications worldwide. Our products include:

   - uninterruptible power supply products, commonly known as UPSs;
   - DC-power systems;
   - electrical surge protection devices, also known as surge suppressors;
   - power conditioning products;
   - precision cooling equipment; and
   - associated software, services, and accessories.

These products are used with sensitive electronic devices which rely on electric utility power including, but not limited to, home electronics, PCs, high-performance computer workstations, servers, networking equipment, communications equipment, Internetworking equipment, data centers, mainframe computers, and facilities.

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

Our DC-power systems are highly configurable designs that continuously monitor and isolate end-user equipment from utility voltage fluctuations, frequency variations, and electrical noise. In the event of a power failure, the DC products seamlessly provide back-up power for critical communications networks, allowing users emergency access to these networks for a period of many hours.

Our surge protection devices and power conditioning products provide protection from electrical power surges and noise in the flow of utility power. APC's precision cooling equipment regulates temperature and humidity. Our software and accessory solutions enhance monitoring, management, and performance of our products, and our service offerings assist the end-user with installation, configuration, and maintenance of our products.

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

The Small Systems segment develops power devices and accessories for servers and networking equipment commonly used in local area and wide area networks and for personal computers and sensitive electronics. Major product offerings include the Smart-UPSr, Matrix-UPSr, Symmetrar Power Arrayr, and Back-UPSr family of UPSs. Also included are the SurgeArrestr surge suppressors as well as cabling and connectivity solutions. Additional accessories and software products are offered to enhance the management of these networks. Products include PowerChuter software, MasterSwitchT power distribution units, and NetShelterr server enclosures. Products are sold to home and commercial users primarily through an indirect selling model consisting of computer distributors and dealers, value added resellers, mass merchandisers, catalog merchandisers, E-commerce vendors, and strategic partnerships.

The Large Systems segment produces products that provide power and availability for data centers, facilities, and communications equipment for both commercial and industrial applications. Product offerings include Silconr UPSs, NetworkAIRT precision cooling equipment, and DC-power systems. Products are sold to commercial users primarily through an indirect selling model consisting of value added resellers and strategic partnerships.

The Other segment provides replacement batteries for APC's UPS products and notebook computers as well as Web-based informational, product, and selling services.

Information on reportable operating segment net sales, profit from operations, and depreciation for each of the last three years is located in Note 11 of Notes to Consolidated Financial Statements in Item 8 of this Report.

APC was incorporated under the laws of the Commonwealth of Massachusetts on March 11, 1981. Executive offices are located at 132 Fairgrounds Road, West Kingston, RI 02892, our telephone number is (401) 789-5735 and our Web site is www.apc.com.

Market Overview
The growth of the power protection industry has been fueled by the proliferation of microprocessor-based equipment and related systems in the corporate marketplace and in the small office/home office environment. Despite recent softness in IT markets and lower general IT spending and growth in core technology applications, PCs and servers have become an integral part of the overall business strategy of many organizations as well as in many technical, scientific, and manufacturing settings. Businesses continue to store, manipulate, and transfer data via local area and wide area networks as well as via corporate intranets and the Internet. Additionally, while the installation of large data centers particularly has experienced the same recent spending decline as PCs and servers, the past few years have been marked with a general rise in these installations to support Internet-based market and corporate IT needs.

We believe that the increased awareness of the costs and lost productivity associated with poor power quality has increased demand for power protection products. Complete failures, surges, or sags in the electrical power supplied by a utility can cause computers and electronic systems to malfunction, resulting in costly downtime, damaged or lost data files, and damaged hardware. A UPS protects against these power disturbances by providing continuous power automatically and virtually instantaneously after the electric power supply is interrupted. UPSs also provide line filtering and protection against surges or sags while the electric utility is available. The products also enhance productivity through the continued availability of networks, sensitive electronics, and even facilities during power outages. In international regions, power quality often results in varied levels of distortions and, as a result, these areas provide us with additional opportunities for our products.

In 2001, we continued to expand and enhance the overall product and service offering throughout our business. Internal product development resulted in the introduction of a number of new UPS and accessory products as well as new power and network management products. Through acquisition we added battery management technology and broadband power solutions to enhance our Large Systems offerings. Our business continued to be impacted by the difficult macro-economic environment and slow down in our core end markets, including PCs, servers, data centers and communications.

In the first quarter of 2002, APC introduced PowerStruXureT, a patent-pending, systematic approach to building data center physical infrastructure. This entirely new approach to data center support simplifies the design, building and management of data center infrastructure with an innovative, fully engineered and tested system. The three initial core solutions that comprise PowerStruXure are a modular, scalable, N+1 redundant UPS; zoned, intelligent power distribution; and a next generation rack enclosure. The product is initially available in North America and is expected to be available in most countries worldwide during 2002.

Products
APC's strategy is to design and manufacture products that incorporate high-performance and quality at competitive prices. Our products are designed to fit seamlessly into the computer, networking, and communications environments of businesses, homes, small offices/home offices and outdoor installations. These products are engineered and extensively tested for compatibility with leading information and communications technology hardware and software.

UPS
We currently manufacture a broad range of standard domestic and international UPS products. Our UPSs are designed for multiple applications with the principal differences among the products being the amount of power which can be supplied during an outage, the length of time for which battery power can be supplied, the level of intelligent network interfacing capability, and the number of brownout and over-voltage correction features. UPSs range from 200 volt-amps, suitable for a PC, to 1.6 megawatt, or MW, suitable for data centers, mainframe computers, industrial applications or facilities. List prices to end-users range from approximately $50 to approximately $200,000.

Surge Suppressors
We also offer a line of surge protection products to protect against power spikes and surges. The principal difference among the surge suppressor models is the level of protection available and feature sets of the products. List prices to end-users range from approximately $13 to approximately $3,500.

DC-power
Our DC-power systems include rectifiers; highly configurable DC power plant design, installation consulting, and service; and power distribution equipment for a variety of communications networks, including cable, wireless, fiber optic, and public switched telephone network applications. The products can serve as both the primary power supply and back-up power for communications equipment. List prices to end-users range from approximately $500 to over $100,000.

Power Management Software
APC also offers a family of power management software solutions. The primary software offering is available under the PowerChute name and provides unattended system shutdown capabilities, UPS power management, and diagnostic features. PowerChute is available free of charge for many major operating systems with the purchase of select UPS units. List prices to end-users for other PowerChute products start at approximately $69. APC also offers software packages for advanced monitoring, configuring, and managing of power resources. Select versions are available free of charge, while list prices to end-users for these software packages range from approximately $169 to approximately $10,000.

Power Management Accessories
We also offer a range of power management hardware accessories. These solutions include add-on hardware to manage and monitor attached UPS and networking equipment; cables and connectivity equipment; a free-standing rack enclosure product, NetShelter; and a variety of rack accessories to better utilize precious space in a computer room. List prices to end-users for accessory products range from approximately $70 to approximately $1,700.

Precision Cooling
Additionally, APC offers a line of precision cooling products that regulate temperature and humidity. Products include portable, floor and ceiling-mounted precision cooling systems as well as management systems used in a variety of applications including server rooms, data centers, and communication stations. List prices range from approximately $900 to approximately $45,000.

Service Programs

Warranties
APC provides service programs to our customers for in-warranty UPS products and out-of-warranty UPS products, as well as for on-site services, installation consulting services, remote monitoring services, power audit services, and network integration services. Depending on the product, there are standard two-year and one-year limited warranties covering UPS, DC-power, and NetworkAir products. Customers can extend the basic warranty period of select products, at an additional charge, for a period of one or three additional years. In-warranty service programs allow customers to return their original unit for repair and, if found defective, we will replace the original unit with a factory reconditioned unit or, if requested, repair the original unit and return it to the customer. The extended warranty can be purchased anytime during the standard warranty period. For a fixed fee, which varies by model, we will replace an out-of-warranty UPS unit with a factory reconditioned unit. We also offer a standard one-year limited warranty which covers certain Silcon product parts. This warranty can be extended in annual increments for a period not to exceed ten years. Additionally, customers can purchase on-site service, preventative maintenance, and power availability consulting. On-site service is offered through APC's service department and third party vendors. We also offer Trade-UPS programs for customers to upgrade old APC or competitive units to new APC units. Most surge suppressor products come with a lifetime product warranty. APC's Charge-UPS programs provide end-users the ability to refurbish certain APC Back-UPS and Smart-UPS units. For UPS units six years of age or less, the program provides a new two year warranty on an entire UPS system; premium replacement battery; CD of the latest PowerChute software, and prepaid return freight for the spent battery. Additional options include software upgrades and the option to have APC perform the battery replacement and a system check. The program is currently available in North America and we plan to offer it in other regions.

Equipment Protection Policy
APC offers an Equipment Protection Policy in the U.S., Canada, and European Community. Depending on the model and country, the policy provides up to $150,000, 50,000 pounds sterling, or 100,000 euros for repair or replacement of customers' hardware should a surge or lightning strike pass through an APC unit. Other restrictions also apply. Customers can also register the ProtectNetr line of data line surge suppressors for a "Double-Up" Supplemental Equipment Protection Policy, under which the total recoverable limit under the Equipment Protection Policy may be doubled (U.S. and Canada only).

Our products have experienced satisfactory field operating results, and warranty and Equipment Protection Policy costs incurred to date have not had a significant impact the consolidated results of operations.

Distribution Channels
APC markets its products to businesses, small offices/home offices, and home users around the world through a variety of distribution channels. These channels include:

   - computer distributors and dealers;
   - value added resellers;
   - mass merchandisers;
   - catalog merchandisers;
   - E-commerce vendors; and
   - strategic partnerships.

We also sell directly to some large value added resellers, which typically integrate our products into specialized computer systems and then market turnkey systems to selected vertical markets. Additionally, certain select products are sold directly to manufacturers for incorporation into products manufactured or packaged by them.

Two computer distributor customers, Ingram Micro and Tech Data Product Management, accounted for approximately 15.5% and 13.3%, respectively, of net sales in 2001, and 14.9% and 11.4%, respectively, of net sales in 2000. No single customer comprised 10% or more of APC's net sales in 1999. The majority of our sales to Ingram Micro and Tech Data Product Management are included in the Small Systems segment.

Sales and Marketing
APC's sales and marketing organizations are primarily responsible for four activities: sales, marketing, customer service, and technical support. Our sales force is responsible for relationships with distributors, dealers, strategic partners, and end-users as well as developing new distribution channels, particularly in geographic and product application areas into which we are expanding. We have charged our sales force with providing customers comprehensive products and services to meet their power availability and management needs.

Our marketing activities include market research, product planning, trade shows, sales and pricing strategies, and product sales literature. We utilize direct marketing efforts domestically and internationally, including direct mailings and print, online/Internet, radio, and television advertising, as well as exhibiting at computer trade shows. Customer service is responsible for technical marketing inquiries and customer support. APC has developed a number of programs and techniques to support the distribution channels. These include, but are not limited to, toll-free phone assistance, online product and technical information, formal product demonstrations, and reseller trainings.

Supply Chain Management - Manufacturing, Quality, Raw Materials, and
Distribution

Manufacturing
APC's manufacturing operations are located in the United States, Brazil, China, India, Ireland, the Philippines, and Switzerland. In 2001, we reduced our overall capacity and continued moving production to lower cost areas. This resulted in the closing of manufacturing facilities in England, Denmark and Maryland. As of December 31, 2001, employee terminations related to the closure of these facilities were substantially completed. For more information about our manufacturing downsizing actions, refer to Note 3 to Notes to Consolidated Financial Statements in Item 8 of this Report. We believe that our long-term success depends on, among other things, the ability to control our costs. We utilize lean "cell" based manufacturing processes, automated manufacturing techniques, and extensive quality control in order to minimize costs and maximize product reliability. In addition, the design of products and the commonality of parts allow for efficient circuit board component mounting or insertion, wave soldering, and in-process testing. Quality control procedures are performed at the component, sub-assembly, and finished product levels. We are committed to an ongoing effort to enhance the overall productivity of our manufacturing facilities.

Quality
APC has been ISO 14001 and ISO 9001 certified by the International Organization for Standardization. Our systems have been audited to the stringent ISO 14001 and ISO 9001 levels at our manufacturing facilities in Rhode Island, China, India, Ireland, and the Philippines. The International Organization for Standardization has also certified our Research and Development Centers in Massachusetts, Denmark, and England to the ISO 9001 level.

Raw Materials
We generally purchase devices and components from more than one source where alternative sources are available; however, we do use sole source suppliers for certain components and certain finished products. We believe that alternative components for these sole source items could be incorporated into our products, if necessary. While we have been able to obtain adequate supplies of components from sole source suppliers, the future unavailability of components from these suppliers could disrupt production and delivery of products until an alternative source is identified.

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

Product Development
APC's research and development, or R&D, staff includes engineers and support persons who develop new products and provide engineering support for existing products. Our R&D efforts are also aimed at reducing cost and total cycle time and improving product and component quality. Most of these employees are located in two Massachusetts facilities with additional resources located in Texas, Denmark, England, and Taiwan. Employees devoted to the improvement and development of software products are located in the West Kingston, Rhode Island facility and in St. Louis, Missouri, at APC's subsidiary, Systems Enhancement Corporation. We believe that the technical expertise of our R&D staff is very important to our growth as technological change is rapid in our markets.

New introductions in 2001 enhanced our UPS line-up with new models in our Back-UPS, Smart-UPS and Symmetra families. We revamped our PowerChute software family introducing three new versions tailored for home, business and enterprise customers. New management and accessory products were also introduced, including new NetShelter server enclosures plus monitoring and management tools. Via acquisition, we added new battery management technology for our three-phase UPS systems as well as outside plant, networking power solutions to our broadband power line-up.

Through acquisitions in 2000, APC added DC-power solutions for communications applications, cabling, and connectivity products for desktop and networking environments, and precision cooling equipment for data center and communications gear. For more information about these acquisitions, refer to the Acquisition section included in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Report. New UPS solutions introduced during the year from existing product lines included new Back-UPS Officer models, new Smart-UPS models, new Symmetra Rack-mount Power Arrays, and new high end Silcon models in North America. We introduced solutions for mobile PC users, including TravelPowerT laptop power adapters and notebook replacement battery cartridges. Additional power management, monitoring and services were also introduced during the year.

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

R&D expenditures were $54.6 million or 3.8% of net sales in 2001, $46.9 million or 3.2% of net sales in 2000, and $34.6 million or 2.6% of net sales in 1999.

Intellectual Property
We protect certain proprietary rights in our products as well as certain proprietary technology developments by seeking patent protection. We believe that the loss of any such rights concerning these developments would not have a material adverse effect on our business. We also license from others certain worldwide patent rights relating to UPS technology. With respect to protection of those areas of our technology for which patent protection has not been sought, we rely on the complexity of our technology, trade secrecy law, and employee confidentiality agreements.

APC has numerous trademarks registered in the United States and in many foreign countries. We also have trademark applications pending domestically and internationally. The trademark "APC" is of principal importance to us. In addition, a number of other trademarks owned by us have significant importance.

Competition
We believe that we are one of less than ten global companies providing a full range of UPS products and services worldwide. Many of our competitors offer competitive products in both the Small and Large systems space, while some focus on only one segment. Our principal competitors in the Small Systems space include:

   - Liebert Corporation, a unit of Emerson Electric Co.;
   - Invensys Secure Power, a unit of Invensys plc, consisting of PowerWare and Best Power;
   - MGE UPS Systems, a privately-held French company;
   - Trippe Manufacturing Company, a privately-held U.S. company;
   - Phoenixtec Power Company Ltd., a publicly-held Taiwanese company; and
   - Belkin Components, a privately-held U.S. company.

Principal competitors in the Large Systems segment include:

   - Liebert Corporation;
   - Invensys Secure Power;
   - MGE UPS Systems; and
   - Chloride Power, a subsidiary of Chloride Group PLC.

We also compete with a number of other U.S. and non-U.S. based companies that offer power protection, DC-power, and other products similar to ours in both segments. Some competitors have greater financial and other resources than APC. We compete in the sale of our products on the basis of several factors, including product performance and quality, marketing, access to distribution channels, customer service, product design, and price.

International Operations
APC has experienced rapid growth internationally and plans to continue to expand its international efforts. With a full line of internationally positioned products already available, we continue to staff personnel to serve geographical markets of interest. Our manufacturing operations outside of the United States are located in Brazil, China, India, Ireland, the Philippines, and Switzerland. A significant portion of products in our Small Systems and Large Systems reportable operating segments are built internationally, particularly in the Philippines. We believe that the production of these products could be redeployed to other regions if necessitated.

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

Financial Information About Foreign and Domestic Operations
The information required under this section is included in Note 11 of Notes to Consolidated Financial Statements in Item 8 of this Report and is incorporated herein by reference.

Employees
As of December 31, 2001, APC had approximately 6,212 full-time employees worldwide, approximately 1,834 of whom are located in the United States and Canada. APC also engages other personnel on a part-time basis.

APC's Executive Officers
APC's executive officers are elected annually and hold office until the next Annual Meeting of the Board of Directors and until their successors are duly elected and qualified. As of March 11, 2002, APC's executive officers were:

 Name                    Age   Positions
 Rodger B. Dowdell, Jr.  52    Chairman of the Board of Directors,
                                 President, and Chief Executive Officer
 Neil E. Rasmussen       47    Senior Vice President,
                                 Chief Technical Officer, and Director
 Edward W. Machala       47    Senior Vice President, Operations,
                                 and Chief Operations Officer
 Donald M. Muir          45    Senior Vice President, Finance & Administration,
                                 Treasurer and Chief Financial Officer
 Emanuel E. Landsman     65    Vice President and Director
 Aaron L. Davis          35    Vice President, Marketing and Communications
 Peter A. Rumsey         33    Vice President, Global Sales

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

Neil E. Rasmussen became Senior Vice President in June 2001 and previously was Vice President since our inception. In 1997, he was appointed Chief Technical Officer of APC and has been a Director of APC since our inception. From 1979 to 1981, Mr. Rasmussen worked in the Energy Systems Engineering Group at Massachusetts Institute of Technology's Lincoln Laboratory.

Edward W. Machala was named Senior Vice President, Operations, and Chief Operations Officer in June 2001. Mr. Machala joined APC in January 1989 as Vice President, Operations. From January 1985 to January 1989, Mr. Machala was Director of Manufacturing and Engineering Technology for GTECH, a manufacturer of electronic lottery and gaming terminals, where he was responsible for manufacturing and engineering functions.

Donald M. Muir became Senior Vice President, Finance & Administration and Treasurer in June 2001. Mr. Muir joined APC in July 1995 as Chief Financial Officer. From July 1993 to July 1995, Mr. Muir was the Treasurer of Stratus Computer, Inc. where he was responsible for managing investor relations, treasury services, corporate taxation, and risk management. Prior to his appointment as Treasurer at Stratus Computer, Inc., Mr. Muir held the position of Director of Finance and Administration from January 1991 to July 1993 and Controller, Worldwide Sales and Service from December 1988 to January 1991.

Emanuel E. Landsman has been Vice President and a Director of APC since our inception and served as Clerk from our inception until June 2001. From 1966 to 1981, Dr. Landsman worked at Massachusetts Institute of Technology's Lincoln Laboratory, where he was in the Space Communications Group from 1966 to 1977 and the Energy Systems Engineering Group from 1977 to 1981.

Aaron L. Davis was named Vice President, Marketing and Communications in June 2001. Mr. Davis served as Vice President, Small Systems Group from May 1999 to June 2001, Vice President, Marketing and Communications from June 1997 to May 1999, and Vice President of Marketing Communications from January 1995 to June 1997. Mr. Davis joined APC as Director of Marketing Communications in May 1989. Mr. Dowdell is the uncle of Mr. Davis.

Peter A. Rumsey was named Vice President, Global Sales at APC in June 2001. Mr. Rumsey served as APC's Vice President, Enterprise Solutions Group from May 1999 to June 2001. Mr. Rumsey joined APC in 1990 as an OEM Account Manager and has served in a variety of sales management roles including Technical Sales Manager, Director of Strategic Partners, Country Manager for Japan, Managing Director of Asia Pacific, and General Manager of Asia Pacific. From 1991 to 1993 Mr. Rumsey served in the U.S. Air Force.

Item 2.  Properties

APC's principal properties are located in the United States, Brazil, China, Denmark, England, India, Ireland, the Philippines, and Switzerland. In addition, we own or lease sales offices and other space at various locations throughout the United States and outside the United States. APC also owns or leases such machinery and equipment as are necessary in our operations. In general, our properties are in good condition, are considered to be adequate for the uses to which they are being put, and are substantially in regular use.

Location
of                  Sales,
Principal        Marketing &
Properties      Administration   Manufacturing    R&D    Warehouse     Total       Segment
In square feet

Owned
United States
 Rhode Island      167,850          98,930                  4,980     271,760       Shared
 Maryland           12,170          80,980                 26,280     119,430    Large Systems
 Massachusetts                                  23,000                 23,000       Shared
Europe
 Ireland            66,400         208,100                103,900     378,400       Shared
 Denmark            27,660          71,925      11,065                110,650    Large Systems
Far East
 Philippines        21,410         178,840                 64,280     264,530       Shared

Leased
United States
 Rhode Island       47,210         182,830       9,540    304,940     544,520       Shared
 Maryland           15,900          25,000                 23,900      64,800    Small Systems
 Missouri           31,670           3,500      26,960                 62,130       Shared
 Massachusetts                                  52,300                 52,300       Shared
 Texas               2,640                      21,130      2,640      26,410    Large Systems
Europe
 England            17,200          55,630       7,290      6,680      86,800    Large Systems
 Switzerland        14,510          20,690         540      8,610      44,350    Large Systems
Far East
 India              16,165          75,895                  7,240      99,300    Small Systems
 China              27,315          38,945                 29,990      96,250       Shared
South America
 Brazil             34,750          82,925                 46,620     164,295    Small Systems

Item 3.  Legal Proceedings

APC is involved in various claims and legal actions arising in the ordinary course of business. We do not believe that the ultimate disposition of these matters will have a material adverse effect on the APC's consolidated financial position or results of operations or liquidity.




                                     Part II


Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

APC's Common Stock is traded over-the-counter on The Nasdaq Stock Market under the symbol APCC and on the Pacific Exchange, Inc. under the symbol ACC. The following table sets forth the range of high and low bid quotations on the Nasdaq Stock Market per share of Common Stock for the years 2001 and 2000.
These quotations reflect inter-dealer prices, without retail mark up, mark down, or commission and may not necessarily represent actual transactions.

                                  2001                 2000
                             High       Low       High       Low
         First Quarter      $18.50     $10.25    $44.88     $23.25
         Second Quarter      19.39      11.06     45.00      28.06
         Third Quarter       15.30      10.26     48.84      18.50
         Fourth Quarter      15.80      11.21     22.75       9.50

On March 11, 2002, the closing sale price for APC's Common Stock was $14.70 per share. As of March 11, 2002, there were approximately 2,078 holders of record of APC's Common Stock. No cash dividends have been paid and it is anticipated that none will be declared in the foreseeable future. We currently intend to retain any earnings to finance the growth and development of our business. Any future dividends will be at the discretion of the Board of Directors and will depend upon, among other things, the financial condition, capital requirements, earnings, and liquidity of APC.


Item 6.  Selected Financial Data

All amounts are in dollars except for outstanding shares. Dollars are in thousands except for basic and diluted earnings per share. Shares are in thousands. APC did not declare any cash dividends for the five year period presented. Earnings per share and share data reflect a two for one stock split effected in 1999.

The results of operations of companies acquired in 2000 and 1998 are included from their respective dates of acquisition. For more information about these acquisitions, refer to the Acquisition section included in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Report.

                           2001            2000            1999            1998          1997
Net sales              $1,433,312      $1,483,563      $1,344,931      $1,130,991      $876,292
Cost of goods sold        920,895         867,680         747,389         645,378       491,460
Gross profit              512,417         615,883         597,542         485,613       384,832
Operating expenses        367,564         406,410         318,317         281,144       213,394
Operating income          144,853         209,473         279,225         204,469       171,438
Other income, net          13,700          23,838          13,292          11,687         6,354
Earnings before
  income taxes and
  minority interest       158,553         233,311         292,517         216,156       177,792
Income taxes               45,188          67,660          86,293          68,231        56,004
Earnings before
  minority interest       113,365         165,651         206,224         147,925       121,788
Minority
  interest, net                 -               -               -             349             -
Net income               $113,365        $165,651        $206,224        $147,576      $121,788
Basic earnings
  per share                 $0.58           $0.85           $1.07           $0.77         $0.64
Basic weighted
  average shares
  outstanding             195,171         194,235         192,201         191,006       189,986
Diluted earnings
  per share                 $0.58           $0.83           $1.05           $0.76         $0.63
Diluted weighted
  average shares
  outstanding             196,793         200,156         196,088         193,576       192,242
Total assets           $1,420,772      $1,317,105      $1,106,938        $871,983      $641,290
Short-term debt                 -               -               -         $12,540             -
Long-term debt                  -               -               -               -             -


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of operations
The following table sets forth our net sales, cost of goods sold, gross profit, marketing, selling, general, and administrative expenses, R&D expenses, operating income, other income, earnings before income taxes, and net income, expressed as a percentage of net sales, for the years ended December 31, 2001, 2000 and 1999.

                                  2001          2000          1999
      Net sales                  100.0%        100.0%        100.0%
      Cost of goods sold          64.2          58.5          55.6
      Gross profit                35.8          41.5          44.4
      Marketing, selling,
        general and
        administrative
        expenses                  21.8          21.0          21.1
      Special charges                -           3.2             -
      Research and
        development                3.8           3.2           2.6
      Operating income            10.2          14.1          20.7
      Other income, net             .9           1.6           1.0
      Earnings before
        income taxes              11.1          15.7          21.7
      Net income                   7.9          11.2          15.3

Revenues
Net sales in fiscal year 2001 decreased by 3.4% to $1,433.3 million from $1,483.6 million in fiscal year 2000 which was 10.3% higher than $1,344.9 million in fiscal year 1999. Net sales in 2001 and 2000 included sales attributable to 2000 acquisitions; also refer to Acquisitions below. Our fiscal year 2001 net revenue continued to be impacted by softness in IT and communications market segments with general IT spending and growth in core technology applications, such as PCs, down year over year. Our Small Systems business, which provides power protection, uninterruptible power supply (UPS), and management products for the PC, server, and local area networking markets, was negatively impacted in fiscal years 2001 and 2000 by industry softness in the IT markets, weakening global economies, and maturing markets. The rate of growth in the Large Systems segment, consisting primarily of UPS, DC-power systems, and precision cooling products for data centers, facilities, and communication applications, was negatively impacted in fiscal year 2001 by the significant reduction in corporate investment for these types of applications, particularly in the second half of 2001. This negative impact was partially offset by the inclusion of incremental revenue activity for fiscal year 2001 attributable to the 2000 acquisitions of Advance Power and NetworkAir, formerly Airflow Company, which were acquired in the second and fourth quarters of 2000, respectively. The Large Systems segment experienced healthy growth in fiscal year 2000, driven by the build-out of data centers and share gains in the 3-phase UPS market as well as the 2000 acquisition of DC-power and precision cooling products. APC experienced strong demand for its products across all solution applications in 1999.

Despite decreased net sales in 2001, sales of products introduced in 2001 have contributed to overall net sales and represented approximately 18%, 12%, and 7% of net sales in 2001, 2000 and 1999, respectively.

Foreign sales to unaffiliated customers, primarily in Europe, the Far East, Canada, and South America, in fiscal year 2001 were $676.3 million or 47.2% of net sales compared to $696.2 million or 46.9% of net sales in fiscal year 2000 and $636.2 million or 47.3% of net sales in fiscal year 1999. Also refer to
Note 11 to Notes to Consolidated Financial Statements in Item 8 of this Report.

Cost of Goods Sold
Cost of goods sold was $920.9 million or 64.2% of net sales in fiscal year 2001 compared to $867.7 million or 58.5% of net sales in fiscal year 2000 and $747.4 million or 55.6% of net sales in fiscal year 1999. Gross margins for fiscal year 2001 were 35.8% of net sales, approximately 570 basis points lower than in fiscal year 2000; for fiscal year 2000, gross margins were 41.5% of net sales, approximately 290 basis points lower than in fiscal year 1999. The gross margin erosions were associated with product mix shifts to lower margin products, principally the continued growth of our lower gross margin Large System segment, the effect of pro-active consumer product price cuts in 2001 and 2000, and manufacturing inefficiencies from continued global capacity expansion prior to our capacity rationalization efforts during the second half of 2001.

Additionally, 2001 gross margins included the effects of third quarter charges for excess inventory of $12.4 million and restructuring costs of $4.1 million, principally associated with the Large Systems segment. These charges were the result of events or assessments that occurred during the third quarter of 2001. The charge for excess inventory related to specifically identified finished goods and raw materials inventories. There were no additional inventory charges, other than APC's standard provisioning, during the fourth quarter of 2001. Approximately $6.0 million of inventories included in the third quarter charge were physically disposed during the fourth quarter. Disposition of the remaining inventories has continued into early 2002; we anticipate that all excess inventory will be physically disposed by no later than the end of the first half of 2002. The restructuring costs were associated with manufacturing downsizing actions in Denmark and the U.K. and included the effects of employee terminations, facilities closures, and the related impairment of tangible and intangible assets. These actions were announced and substantially completed in the third quarter of 2001. We anticipate the final settlements of our restructuring actions to be completed by no later than the end of the first half of 2002. We expect to generate significant employment cost savings as a result of our restructuring actions. Due to the timing of the facilities closures and contractual or regulatory obligations to certain workers, the financial benefits of these actions did not commence until the fourth quarter of 2001 and will
continue to phase in gradually during the first half of 2002.    Also refer to
Note 3 to Notes to Consolidated Financial Statements in Item 8 of this Report.

Total inventory reserves at December 31, 2001 were $32.9 million compared to $20.5 million at December 31, 2000. This increase was due primarily to the aforementioned charge for excess inventory as well as routine provisioning throughout the year. APC's reserve estimate methodology involves quantifying the total inventory position having potential loss exposure. Loss exposure generally results from several business factors, including product or component discontinuance, unplanned changes in demand, product design changes, and factory transitions. Quantifying such loss exposure is the result of combining the cost of inventories specifically identified as having little or no opportunity for sale or use (thus available for physical disposition) plus the cost of inventories having a high risk of no future sale or use based upon an analysis of on-hand quantities compared to historical and anticipated future sale or use. APC maintains an on-going business process for the physical disposition of inventories previously identified. Inventory write-offs occur at the time of physical disposition. Inventories, once reserved, are not written back up as such reserve adjustments are considered to be a permanent decrease to the cost basis of the excess or obsolete inventory.

Segment Results (Also refer to Note 11 of Notes to Consolidated Financial Statements in Item 8 of this Report for important information regarding APC's reportable segments)
While we experienced increased unit volumes during fiscal 2001, net sales for products in the Small Systems segment, which provides power protection, UPS, and management products for the PC, server, and local area networking markets, decreased in fiscal year 2001 by 7.1% from the prior year, while Small Systems net sales increased in fiscal year 2000 by 2.3% over the prior year. The overall decrease in 2001 and the decline in the rate of growth during 2000 were impacted by industry softness in the IT markets, weakening global economies, and maturing markets. Profits for the Small Systems segment declined in 2001 from comparable levels in 2000 as a result of pro-active price reductions in 2001 combined with a mix shift within the segment toward lower margin products. Profits for this segment remained relatively stable during 2000 as a percentage of net sales in spite of declining sales growth and pro-active price reductions during 2000, principally due to transitioning the manufacture of certain products to lower cost facilities.

Net sales for products in the Large Systems segment, consisting primarily of UPS, DC-power systems, and precision cooling products for data centers, facilities, and communication applications, increased 9.3% and 92.0% over the prior years in 2001 and 2000, respectively. The rate of growth during fiscal year 2001 was negatively impacted by the significant reduction in corporate investment for these types of applications, particularly in the second half of 2001. The Large Systems segment experienced healthy growth in fiscal year 2000 driven by the build-out of data centers and share gains in the 3-phase UPS market with our Silcon products, as well as the 2000 acquisition of DC-power and precision cooling products. Profits for this segment have declined due to cost inefficiencies resulting from continued global capacity expansion, coupled with declining sales volumes, particularly in the second half of 2001. Additionally, profits were negatively impacted by continued investment in product and business development initiatives for this business segment in fiscal year 2001, as well as the restructuring costs discussed above associated with manufacturing downsizing actions in Denmark and the U.K. which included the effects of employee terminations, facilities closures, and the related impairment of tangible and intangible assets.

Operating Expenses
Marketing, selling, general, and administrative (SG&A) expenses were $312.9 million or 21.8% of net sales in fiscal year 2001 compared to $311.6 million or 21.0% of net sales in fiscal year 2000 and $283.7 million or 21.1% of net sales in fiscal year 1999. Total spending in 2001 approximated levels in 2000 due to focused efforts to control expenses while improving the productivity and efficiency of our global resources. 2001 spending rose due to increased investment in sales personnel and distribution costs as well as increased investment in IT support. These increases were substantially offset by reduced spending on administrative support. The increase in total spending in 2000 was due primarily to continued investments in building our sales capabilities, including a global relational sales organization.

During the third and second quarters of 2000, we agreed to license worldwide patent rights relating to uninterruptible power supply technology for lump-sum cash payments of $17.0 million and $48.0 million, respectively. These license fees were paid from operating cash during the third and second quarters of 2000. APC evaluated the portion of the license fees that represented payment for prior use of the subject technology and the portion that represented payment for future use. Considering each of our markets and the historical and projected revenue realized in markets utilizing the licensed technology, we estimated the present value of royalty payments, basing this calculation on an appropriate royalty rate and the technology's contribution to the overall value of affected products. Separate present values were calculated for both historic and projected product sales; the historic values were expensed and the projected values were capitalized. Accordingly, write-offs of the fully paid-up portions of the patent licenses were recognized in our consolidated statements of income for the third and second quarters of 2000 as special charges to pre-tax earnings of $17.5 million and $30.4 million, respectively, including direct expenses of $1.5 million and $1.9 million, respectively. The remaining balances of $1.0 million and $19.5 million have been classified on the consolidated balance sheet as long term assets and are being amortized on a straight-line basis over three years and nine years, respectively, the estimated remaining economic lives of the patent licenses.

The allowance for bad debts was 6.6% of gross accounts receivable at December 31, 2001 compared to 6.3% at December 31, 2000. Accounts receivable balances outstanding over 60 days represented 18.2% of total receivables at December 31, 2001 compared to 13.4% at December 31, 2000. This increase reflects in part a growing portion of our business originating in areas where longer payment terms are customary, including a growing contribution from international markets, as well as the product mix shift towards Large Systems business, which typically carries longer sales cycles and collection cycles. In addition, we have experienced slower payment cycles as a result of what we believe is tighter fiscal management by our customers during the recent macro economic downturn. We continue to experience strong collection performance. Write-offs of uncollectable accounts represent less than 1% of net sales. A majority of international customer balances are covered by receivables insurance.

R&D expenditures were $54.6 million or 3.8% of net sales in fiscal year 2001, $46.9 million or 3.2% of net sales in fiscal year 2000, and $34.6 million or 2.6% of net sales in fiscal year 1999. The increases in total R&D spending primarily reflects increased numbers of software and hardware engineers and other costs associated with new product development and engineering support, combined with incremental costs attributable to Advance Power and NetworkAir, formerly Airflow Company, which were acquired in the second and fourth quarters of 2000, respectively.

Other Income, Net and Income Taxes
Other income is comprised principally of interest income combined with a $1.3 million gain in fiscal year 2001 on the sale of a building in Billerica, Massachusetts. Although interest income increased substantially from 1999 to 2000 due to higher average cash balances available for investment during 2000, interest income decreased substantially from 2000 to 2001 due to lower short term interest rates during 2001.

Our effective income tax rates were approximately 28.5%, 29.0%, and 29.5%, in 2001, 2000 and 1999, respectively. The decrease from 1999 to 2001 is due to the tax savings from an increasing portion of taxable earnings being generated from APC's operations in jurisdictions currently having lower income tax rates than the present U.S. statutory income tax rate.

Effects of Inflation
Management believes that inflation has not had a material effect on APC's operations.

Liquidity and Financial Resources
Working capital at December 31, 2001 was $884.4 million compared to $744.8 million at December 31, 2000. APC has been able to increase its working capital position as the result of continued positive operating results and despite internally financing the capital investment required to expand its operations. Our cash, cash equivalents, and short-term investments position increased to $393.1 million at December 31, 2001 from $308.0 million at December 31, 2000.

Worldwide inventories were $350.6 million at December 31, 2001, up from $289.0 million at December 31, 2000. Like many other vendors participating in the communications and Internet infrastructure build-out, APC has been impacted by the rapid decline in forecasted demands during 2001 and late 2000. APC has also experienced shipment cancellations and rescheduled sales orders from customers in the telecommunications and service provider industry, while our global capacity expansion and rebalancing in our Large Systems business drove the need for additional safety stock. Additionally, APC's third quarter 2001 results include the effects of a charge for excess inventory that totaled $12.4 million relating to specifically identified finished goods and materials inventories. The inventories subject to the write-off are categorized as follows: $1.5 million of residual, unusable quantities located at facilities impacted by recent downsizing actions; $2.5 million of unusable or unsaleable quantities related to declining and changing demand requirements; and $8.4 million of custom finished goods impacted by canceled sales orders, primarily from customers in the telecom and Internet infrastructure industries. There were no additional inventory charges, other than APC's standard provisioning, during the fourth quarter of 2001. Approximately $6.0 million of inventories included in the third quarter charge were physically disposed during the fourth quarter. Disposition of the remaining inventories has continued into early 2002 and we anticipate that all excess inventory will be physically disposed by no later than the end of the first half of 2002. Inventory levels as a percentage of quarterly sales were 101% in the fourth quarter of 2001, unchanged from 101% in the third quarter of 2001 and up from 71% in the fourth quarter of 2000.

At December 31, 2001, we had $65.0 million available for future borrowings under an unsecured line of credit agreement at a floating interest rate equal to the bank's cost of funds rate plus .625% and an additional $7.0 million under unsecured line of credit agreements with a second and third bank at similar interest rates. No borrowings were outstanding under these facilities at December 31, 2001. APC had no significant financial commitments, other than those required in the normal course of business, at December 31, 2001.

APC has several non-cancelable operating leases, primarily for warehousing and office space, expiring at various dates through 2010. These leases contain renewal options for periods ranging from one to nine years and require APC to pay its proportionate share of utilities, taxes, and insurance. Future minimum lease payments under these non-cancelable leases are: 2002 - $7.2 million; 2003 - $5.4 million; 2004 - $4.3 million; 2005 - $3.1 million; 2006 -
$1.7 million; and $5.8 million thereafter.

During 2001 and 2000, our capital expenditures, net of capital grants, amounted to approximately $47.9 million and $73.7 million, respectively, consisting primarily of manufacturing and office equipment, buildings and improvements, and purchased software applications. The nature and level of capital spending was made to improve manufacturing capabilities, principally in Brazil and India, as well as to fund IT-related capital equipment and software purchases to support business process improvement initiatives. Capital spending included Large Systems segment global capacity expansion into lower cost locations closer to local end-user customers and markets. Substantially all of APC's net capital expenditures were financed from available operating cash. We had no material capital commitments at December 31, 2001.

APC has agreements with the Industrial Development Authority of Ireland, otherwise known as the IDA. Under these agreements, we receive grant monies for costs incurred for machinery, equipment, and building improvements for our Galway and Castlebar facilities. These grants are equal to 40% and 60%, respectively, of such costs up to a maximum of $13.1 million for Galway and $1.3 million for Castlebar. Such grant monies are subject to APC meeting certain employment goals and maintaining operations in Ireland until termination of the respective agreements. Under separate agreements with the IDA, we receive direct reimbursement of training costs at our Galway and Castlebar facilities for up to $3,000 and $12,500, respectively, per new employee hired. Also refer to Note 15 to the Consolidated Financial Statements in Item 8 of this Report.

During the first quarter of 2002, we announced global headcount reductions of approximately 17%. These actions impact personnel worldwide throughout a broad range of functions within the organization. The majority of these terminations are the result of our recent decision to consolidate APC's Philippines-based manufacturing operations resulting in the closing of APC's manufacturing facility in the province of Laguna. These actions have been and are being implemented during the first half of 2002. We anticipate annualized employment cost savings of approximately $10 million.

We believe that current internal cash flows together with available cash, available credit facilities or, if needed, the proceeds from the sale of additional equity, will be sufficient to support anticipated capital spending and other working capital requirements for the foreseeable future.

Acquisitions

Airflow
In the fourth quarter of 2000, we acquired privately-held Airflow Company, a Maryland-based manufacturer of precision cooling equipment primarily used in data center, Internet, and telecommunications applications. For Airflow Company we paid $22.5 million in cash plus expenses, of which $4.0 million will be paid at scheduled dates over three years in the event no indemnity claims arise. Our cash outlays associated with the acquisition were financed from operating cash. At December 31, 2001 and 2000, the excess of the purchase price over the estimated fair value of the tangible net assets acquired has been included in goodwill and is being amortized on a straight-line basis over 15 years. The acquisition has been accounted for as a purchase and, accordingly, Airflow's results of operations are included in our consolidated financial statements from the date of acquisition.

Advance Power
Early in the second quarter of 2000, we acquired privately-held Advance Power Ltd., a U.K.-based manufacturer of DC-power systems used in communications and Internet applications, for $75.0 million in cash plus expenses. Our cash outlays associated with the acquisition were financed from operating cash. At December 31, 2001 and 2000, the excess of the purchase price over the estimated fair value of the tangible net assets and identifiable intangible assets acquired has been included in goodwill and is being amortized on a straight-line basis over 15 years. The acquisition has been accounted for as a purchase and, accordingly, Advance Power's results of operations are included in our consolidated financial statements from the date of acquisition.

ABL Electronics Corporation
Early in the second quarter of 2000, we acquired privately-held ABL Electronics Corporation, a North American provider of computer and network cables, switches, and other connectivity products, for $8.0 million paid in a combination of cash and stock, plus expenses. Our cash outlays associated with the acquisition were financed from operating cash. At December 31, 2001 and 2000, the excess of the purchase price over the estimated fair value of the tangible net assets acquired has been included in goodwill and is being amortized on a straight-line basis over 15 years. The acquisition has been accounted for as a purchase and, accordingly, ABL's results of operations are included in our consolidated financial statements from the date of acquisition.

Select assets of ARRIS Group Inc.
In the fourth quarter of 2001, we acquired select inventory and related technology associated with outside plant, networking power product lines from ARRIS Group Inc. for $10.3 million paid in cash. The product lines were acquired from ARRIS' EnergyLinkT family of power supplies, enclosures and equipment for network broadband power, including the TSPT (Total System
Power) line. The products lines are designed for outdoor use, commonly installed on utility poles or adjacent to fiber nodes, and provide back-up power for broadband cable applications. Our cash outlays associated with this purchase were financed from operating cash.

Foreign Currency Activity
We invoice our customers in various currencies. Realized and unrealized transaction gains or losses are included in the results of operations and are measured based upon the effect of changes in exchange rates on the actual or expected amount of functional currency cash flows. Transaction gains and losses were not material to the results of operations in 2001, 2000 and 1999.

At December 31, 2001, APC's unhedged foreign currency accounts receivable, by currency, were as follows:

               In thousands           Foreign            U.S.
                                      Currency         Dollars
               European Euros           54,878         $48,468
               Japanese Yen          2,799,746          21,264
               Swiss Francs             25,591          15,234
               British Pounds            8,983          13,051

APC also had non-trade receivables denominated in Irish Pounds of approximately U.S.$1.5 million, liabilities denominated in various European currencies of approximately U.S.$41.8 million, and liabilities denominated in Japanese Yen of approximately U.S.$7.1 million.

We continually review our foreign exchange exposure and consider various risk management techniques, including the netting of foreign currency receipts and disbursements, rate protection agreements with customers/vendors and derivatives arrangements, including foreign exchange contracts. We presently do not utilize rate protection agreements or derivative arrangements.

Critical Accounting Policies
The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The U.S. Securities and Exchange Commission has defined critical accounting policies as those that are both most important to the portrayal of our financial condition and results and which require our most difficult, complex or subjective judgments or estimates. Based on this definition, we have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For all financial statement periods presented, there have been no material modifications to the application of these critical accounting policies. For a detailed discussion on the application of these and other accounting policies, also refer to Note 1 in Notes to Consolidated Financial Statements in
Item 8 of this Report.

On an on-going basis, we evaluate the judgments and estimates underlying all of our accounting policies, including those related to revenue recognition, product returns, bad debts, inventories, impairment of long-lived assets, deferred tax valuation allowances, restructuring reserves and contingencies, and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Materially different results in the amount and timing of our actual results for any period could occur if we made different judgments or utilized different estimates. Actual results may differ from those estimates.

Our critical accounting policies are as follows:

Revenue Recognition
We follow very specific and detailed guidelines in measuring revenue; however, certain judgments affect the application of our revenue policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter. In general, revenue is recognized when title has passed at the time of delivery of product for all of our operating segments as stipulated by the delivery terms for the sales transactions. In addition, prior to revenue recognition, we require persuasive evidence of the arrangement, that the price is fixed or determinable, and that collectibility is reasonably assured. Installation is not applicable for Small Systems and Other segment products based on the nature of the products sold. Generally, revenue associated with Large Systems sales is also recognized at the time of delivery pursuant to the delivery terms, as we do not perform installation. Delivery terms vary, but often include origin-based terms (e.g., FOB Shipping Point and Ex-works) and destination-based terms (e.g., DDU/DDP (delivered duty unpaid/delivered duty paid)).

Certain Large Systems product lines and, at times, one product line included in the Small Systems segment require electrical hardwire installation or duct installation which is performed by the customer or their contracted licensed contractor/electrician. Since we do not perform the installation, revenue recognition at the time of delivery is proper as customer acceptance of the unit is not required. Also, payment by the customer is not contingent upon installation of the product.

We offer additional services to customers depending on the type of product the customer has purchased, including on-site services, installation consulting services, remote monitoring services, power audit services, and network integration services. Revenue is recognized at the time services are provided or is deferred and recognized over the service period (where applicable). The fair value of these services are based upon the rates that we charge customers in separately negotiated transactions and such services are not essential to the functionality of the delivered product.

For all sales, except those completed over the Internet, we use a binding purchase order as evidence of an arrangement. For sales over the Internet, we use a credit card authorization as evidence of an arrangement. Sales through certain customers are evidenced by a master agreement governing the relationship together with binding purchase orders on a transaction by transaction basis.

Our arrangements do not generally include acceptance clauses. However, if an arrangement includes a customer specified acceptance provision, acceptance generally occurs at our factory prior to delivery. As we introduce new products in 2002, particularly PowerStruXure, we anticipate that installation and customer acceptance provisions will become more common, and therefore increasingly significant for determining delivery and performance and consequently our entitlement to recognize revenue.

Estimating Valuation Allowances and Accrued Liabilities - Allowances for Sales Returns, Doubtful Accounts, and Inventory Obsolescence, and Assessment of the Probability of the Outcome of our Current Litigation
Significant management judgments that affect the application of our revenue policy also include estimates of potential future product returns related to current period product revenue. We analyze historical returns, current economic trends, and channel inventories when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates.

We provide limited rights of return to distributors and retailers for our Small Systems product lines. We provide appropriate reserves for returns at the time that related revenue is recognized based on historical patterns of returns and contractual provisions in accordance with the provisions of SFAS 48 and SAB 101. Returns of Large Systems products generally do not occur. Historically, returns have represented 3% of gross sales and have not differed significantly from prior estimates.

Similarly, we must make estimates of the uncollectability of our accounts receivables. Management specifically analyzes accounts receivable balances in view of customer credit-worthiness, customer concentrations, historical bad debts, current economic trends, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. A majority of international customer balances are covered by receivables insurance. Our accounts receivable balance was $263.6 million, net of an allowance for doubtful accounts of $18.7 million as of December 31, 2001.

Our inventory reserve estimate methodology involves quantifying the total inventory position having potential loss exposure. Loss exposure generally results from several business factors, including product or component discontinuance, unplanned changes in demand, product design changes, and factory transitions. Quantifying such loss exposure is the result of combining the cost of inventories specifically identified as having little or no opportunity for sale or use (thus available for physical disposition) plus the cost of inventories having a high risk of no future sale or use based upon an analysis of on-hand quantities compared to historical and anticipated future sale or use. We maintain an on-going business process for the physical disposition of inventories previously identified. Inventory write-offs occur at the time of physical disposition. Inventories, once reserved, are not written back up as such reserve adjustments are considered to be a permanent decrease to the cost basis of the excess or obsolete inventory. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

We are, and may in the future become, involved in litigation involving our business, products or operations. For pending claims for which there is an estimatable range of loss greater than zero, we record the best estimate of liability within the range. If no point within the range is considered the best estimate, we record the minimum estimated liability. Because of uncertainties related to the identifiable range of loss on any pending claims, we may be unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we assess the potential liability related to our pending claims and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operation and financial position. The litigation process is uncertain and includes the risk of an unexpected, unfavorable result. We may be materially adversely impacted by any such litigation.

Valuation of Long-lived Tangible and Intangible Assets including Goodwill
We assess the impairment of long-lived tangible and intangible assets including goodwill on an ongoing basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Should our assessment suggest impairment, we would determine recoverability based on an estimate of future undiscounted cash flows resulting from our use of the asset and its eventual disposition. Factors we consider that could trigger an impairment review include the following:

   - significant underperformance relative to expected historical or projected
   - future operating results;
   - significant changes in the manner of our use of the acquired assets or the strategy for our overall business;
   - significant negative industry or economic trends; and
   - significant technological changes, which would render equipment and manufacturing process, obsolete.

Accounting for Income Taxes
As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. Expectations about future taxable income incorporate numerous assumptions about actions, elections and strategies to minimize income taxes in future years. Our ability to take such actions, make preferred elections and implement tax-planning strategies may be adversely impacted by enacted changes in tax laws and/or tax rates, as well as successful challenges by tax authorities resulting from differing interpretations of tax laws and regulations.

To the extent we believe that recovery of deferred tax assets is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the consolidated statements of income. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $1.7 million as of December 31, 2001, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of net operating losses generated in 2001 for the start up of Brazilian operations, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations. The net deferred tax asset as of December 31, 2001 was $38.9 million, net of a valuation allowance of $1.7 million.

Recently Issued Accounting Standards
In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. We adopted this Statement on January 1, 2002. The adoption of this Statement is not expected to have a material impact on our consolidated financial position or results of operations.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for fiscal years beginning after June 15, 2002; we will adopt this Statement on January 1, 2003. The adoption of this Statement is not expected to have a material impact on our consolidated financial position or results of operations.

In July 2001, the Financial Accounting Standards Board finalized Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Statement 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001. Statement 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet in order to be recognized and reported apart from goodwill. We adopted certain provisions of Statement 141 on July 1, 2001. Statement 142 requires that companies no longer amortize goodwill, but instead test goodwill impairment at least annually (or more frequently if impairment indicators arise). Statement 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. Statement 142 requires us to complete a transitional goodwill impairment test six months from the date of adoption. We are also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of Statement 142. We adopted Statement 142 on January 1, 2002. As of December 31, 2001 we had goodwill of $64.5 million less accumulated amortization of $8.1 million with amortization expense of approximately $3.3 million in 2001. We expect a reduction of approximately $3.3 million in goodwill amortization included in operating expenses in 2002 as the result of the adoption of Statement 142. We are currently evaluating the impact of the adoption of Statement 142 and the required transitional goodwill impairment test.

In April 2001, the EITF reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." This issue addresses the income statement classification of slotting fees, cooperative advertising arrangements and buydowns. The consensus requires certain customer promotional payments currently classified as marketing expenses to be re-classified as a reduction of revenue. We adopted EITF 00-25 on January 1, 2002. Our adoption of EITF 00-25 will result in a reclassification for the 2001, 2000 and 1999 consolidated income statements to reduce net sales and also reduce marketing, selling, general and administrative expenses by approximately $25.2 million, $11.3 million, and $12.5 million, respectively. The adoption of EITF 00-25 will have no impact on profit from operations, net income or earnings per share.

In April 2001, the EITF revised the transition requirements of its May 2000 consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives. " This issue involves the accounting for and reporting of sales subject to rebates and revenue sharing arrangements as well as coupons and discounts, including the income statement classification of rebates and other discounts. We adopted EITF 00-14 on January 1, 2002. Our adoption of EITF 00-14 will result in a reclassification for the 2001, 2000 and 1999 consolidated income statements to reduce net sales and also reduce marketing, selling, general and administrative expenses by approximately $5.4 million, $1.9 million, and $0.7 million, respectively. The adoption of EITF 00-14 will have no impact on profit from operations, net income or earnings per share.

Factors That May Affect Future Results
This document contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this document.

Our annual and quarterly results are likely to be volatile.
Our quarterly operating results may fluctuate as a result of a number of factors, including:

   - the growth rates in the UPS industry and related industries, including but not limited to the PC, server, networking, telecommunications and enterprise hardware industries;
   - timing of orders from, and shipments to, customers;
   - timing of new product introductions and the market acceptance of those products;
   - increased competition;
   - our ability to execute our planned job reductions and realize anticipated cost savings;
   - changes in manufacturing costs;
   - changes in the mix of product sales;

   - inventory risks due to shifts in market demand;
   - component constraints and shortages;
   - risks of nonpayment of accounts receivable;
   - expansion of manufacturing capacity;
   - factors associated with international operations;
   - acts of terrorism, war and political instability; and
   - volatility in world economic conditions.

We currently compete with several firms providing power protection and related products and services and expect competition to increase in the future, which could affect our revenue and profitability.
We believe that we are one of less than ten global companies providing a full range of UPS products and services worldwide. The UPS, power protection and related industries, however, are highly competitive on both a worldwide basis and a regional geographic basis. We compete, and will continue to compete, with several U.S. and foreign firms, both on a worldwide basis and in various geographical regions, and within individual product and application niches. We expect competition to increase in the future from existing competitors and a number of companies that may enter our existing or future markets. Increased competition could adversely affect our revenue and profitability through price reductions and loss of market share. The principal competitive factors in our products include:

   - product performance and quality;
   - marketing and access to distribution channels;
   - customer services; and
   - product design and price.

Some of our current and potential competitors may have substantially greater financial, technical, sales and marketing resources than we have. We may not be able to continue to compete successfully with our existing competitors or with new competitors.

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

Because we depend on foreign operations and revenues, we are exposed to currency fluctuations, import barriers and other risks related to conducting foreign operations.
We manufacture and market our products worldwide through several foreign subsidiaries, distributors, and resellers. Our worldwide operations are subject to the risks normally associated with foreign operations including, but not limited to:

   - customer and vendor financial instability;
   - volatility in world economic conditions;
   - the disruption of markets;
   - changes in export or import laws;
   - restrictions on currency exchanges;
   - potentially negative tax consequences;
   - longer payment terms;
   - acts of war, terrorism and political instability; and
   - the modification or introduction or government policies with potentially adverse effects.

International sales, which are both direct and indirect sales to customers outside the United States, accounted for approximately 47.2%, 46.9%, and 47.3% of our net sales in 2001, 2000 and 1999, respectively. We anticipate that international sales will continue to account for a significant portion of our revenue. We invoice our customers in various currencies. To date, we do not use any rate protection agreements or derivative agreements to hedge any foreign exchange exposure. Accordingly, we may be exposed to exchange losses based upon currency exchange rate fluctuations, which losses could have a materially adverse effect on our operating results.

A significant portion of products in our Small Systems and Large Systems reportable operating segments are manufactured in foreign locations, particularly developing countries such as Brazil, China, India, and the Philippines, which subject APC to a number of economic and other risks. The Small Systems have particular exposure to the Philippines, a country which is experiencing political and financial instability. Disruption of manufacturing efforts in these international facilities could materially adversely impact our ability to fulfill customer orders and potentially result in the loss of business.

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

Our reliance on sole source suppliers may result in product delays or price increases.
We currently obtain certain components of our products and certain finished products from sole sources. In the future, our suppliers may not be able to meet our demand for components and products in a timely and cost-effective manner. Our inability to secure and qualify alternative sources of supply in a timely manner may disrupt our ability to fulfill customer orders. We generally purchase these sole source components and products using purchase orders and have no guaranteed supply arrangements with the suppliers. In addition, the availability of many of these components and products is dependent in part on our ability to provide the suppliers with accurate forecasts of our future requirements. However, our operating results and customer relationships could be materially adversely affected by either an increase in prices for, or an interruption or reduction in supply of, any key components and products.

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

Our products may infringe on the intellectual property rights of others.
We attempt to ensure that our products and processes do not infringe upon third party patents and other proprietary rights, but from time to time third parties have alleged, and in the future may allege, such infringement. If third parties allege or determine infringement, we may not prevail in such a challenge. Furthermore, if infringement is determined, we may not be able to obtain the necessary licenses on acceptable terms, if at all.

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

Our stock price could be volatile, which could cause you to lose part or all of your investment.
The market price of our common stock has been, and may continue to be, extremely volatile. The trading price of our common stock could be subject to wide fluctuations in response to:

   - quarter-to-quarter variations in operating results;
   - changes in earnings estimates by analysts;
   - announcements of technological innovations or new products developed by us or our competitors; and
   - acts of war, terrorism and political instability and other events or factors.

In addition, the stock market has from time to time experienced extreme price and volume fluctuations which have particularly affected the market price for many high technology companies and which often have been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock.

Our tax rate depends on earnings derived from certain foreign manufacturing operations.
Our tax rate is heavily dependent upon the proportion of earnings that we derive from our Ireland and Philippines manufacturing operations and our ability to reinvest those earnings permanently outside the United States. If the earnings of these operations as a percentage of our total earnings were to decline significantly from anticipated levels, or should our ability to reinvest these earnings be reduced, our effective tax rate would exceed the currently estimated rate for 2002. In addition, should our intercompany transfer pricing with respect to our Ireland or Philippines manufacturing operations require significant adjustment due to audits or regulatory changes, our overall effective tax rate could increase.

We are, and may become, involved in litigation, which could materially harm our business.
We are, and may in the future become, involved in litigation involving our business, products or operations. The litigation process is uncertain and includes the risk of an unexpected, unfavorable result. We may be materially adversely impacted by any such litigation.


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

Item 8.  Financial Statements and Supplementary Data

AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2001 and 2000
In thousands

ASSETS
                                                       2001               2000
Current assets:
Cash and cash equivalents                          $288,210           $283,025
Short term investments                              104,868             25,000
Accounts receivable,
  less allowance for doubtful
  accounts of $18,712 in 2001
  and $20,085 in 2000 (Note 5)                      263,595            298,041
Inventories (Note 6)                                350,636            289,032
Prepaid expenses and
  other current assets                               15,935             23,488
Deferred income taxes (Note 8)                       44,255             32,346

     Total current assets                         1,067,499            950,932

Property, plant, and equipment:
Land, buildings, and improvements                    71,166             72,136
Machinery and equipment                             200,000            178,558
Office equipment, furniture,
  and fixtures                                       72,510             68,765
Purchased software                                   30,463             25,633

                                                    374,139            345,092

Less accumulated depreciation
  and amortization                                  164,154            133,335

     Net property, plant,
       and equipment                                209,985            211,757

Goodwill and other
  intangibles, net (Note 3)                         110,854            122,716

Deferred income taxes (Note 8)                       10,924              9,678

Other assets (Note 4)                                21,510             22,022

     Total assets                                $1,420,772         $1,317,105


See accompanying notes to consolidated financial statements.

AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2001 and 2000
In thousands

LIABILITIES AND SHAREHOLDERS' EQUITY
                                                       2001               2000
Current liabilities:
Accounts payable                                    $75,569           $105,031
Accrued expenses                                     28,276             37,946
Accrued compensation                                 21,640             21,708
Accrued sales and
  marketing programs                                 23,011             15,210
Deferred revenue                                     14,451             11,847
Income taxes payable                                 20,131             14,377

     Total current liabilities                      183,078            206,119

Deferred tax liability (Note 8)                      16,306             13,805

     Total liabilities                              199,384            219,924

Shareholders' equity
  (Notes 9 and 10):
Common stock, $0.01 par value;
  authorized 450,000 shares
  in 2001 and 2000; issued 196,025
  in 2001 and 195,071 in 2000                         1,960              1,951
Additional paid-in capital                          126,365            115,381
Retained earnings                                 1,099,541            986,176
Treasury stock, 250 shares, at cost                  (1,551)            (1,551)
Accumulated other comprehensive loss                 (4,927)            (4,776)

     Total shareholders' equity                   1,221,388          1,097,181

COMMITMENTS AND CONTINGENCIES
  (Notes 12, 14 and 15)

     Total liabilities and
       shareholders' equity                      $1,420,772         $1,317,105


See accompanying notes to consolidated financial statements.

AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2001, 2000 and 1999
In thousands except per share amounts

                                          2001             2000             1999
Net sales (Note 11)                 $1,433,312       $1,483,563       $1,344,931
Cost of goods sold                     920,895          867,680          747,389

Gross profit                           512,417          615,883          597,542

Costs and expenses:
Marketing, selling,
  general, & administrative            312,918          311,612          283,725
Special charges (Note 4)                     -           47,900                -
Research & development                  54,646           46,898           34,592

Total operating expenses               367,564          406,410          318,317

Operating income                       144,853          209,473          279,225

Other income, net                       13,700           23,838           13,292

Earnings before
  income taxes                         158,553          233,311          292,517

Income taxes (Note 8)                   45,188           67,660           86,293

Net income                            $113,365         $165,651         $206,224

Basic earnings per share                 $0.58            $0.85            $1.07
Basic weighted average
  shares outstanding                   195,171          194,235          192,201

Diluted earnings per share               $0.58            $0.83            $1.05
Diluted weighted average
  shares outstanding                   196,793          200,156          196,088


See accompanying notes to consolidated financial statements.

AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years ended December 31, 2001, 2000 and 1999
In thousands

                                                                                    Accumulated
                        $0.01 Par,        Additional              Treasury Stock,      Other
                      Common Stock          Paid-in   Retained        at Cost      Comprehensive
                         Shares    Amount   Capital   Earnings   Shares    Amount      Income      Total
Balances at
  December 31, 1998     191,946   $1,919    $66,121   $614,301    (250)   $(1,551)    $  502     $681,292
Net income                                             206,224                                    206,224
Foreign currency
  translation
  adjustment                                                                          (2,308)      (2,308)
Comprehensive
  income                                                                                          203,916
Exercises of
  stock options           1,285       13     12,762                                                12,775
Tax benefit from
  exercises of
  stock options                               2,565                                                 2,565
Shares issued to
  Employee Stock
  Purchase Plan             108        1      1,541                                                 1,542
Balances at
  December 31, 1999     193,339    1,933     82,989    820,525    (250)     (1,551)    (1,806)    902,090
Net income                                             165,651                                    165,651
Foreign currency
  translation
  adjustment                                                                           (2,970)     (2,970)
Comprehensive
  income                                                                                          162,681
Exercises of
  stock options           1,488       15     18,652                                                18,667
Tax benefit from
  exercises of
  stock options                               7,981                                                 7,981
Shares issued to
  Employee Stock
  Purchase Plan             131        1      1,761                                                 1,762
Shares issued to
  acquire ABL
  Electronics               113        2      3,998                                                 4,000
Balances at
  December 31, 2000     195,071    1,951    115,381    986,176    (250)      (1,551)   (4,776)  1,097,181
Net income                                             113,365                                    113,365
Foreign currency
  translation
  adjustment                                                                              (51)        (51)
Net unrealized
  loss on
  investments                                                                            (100)       (100)
Comprehensive
  income                                                                                          113,214
Exercises of
  stock options             754        7      7,633                                                 7,640
Tax benefit from
  exercises of
  stock options                               1,131                                                 1,131
Shares issued to
  Employee Stock
  Purchase Plan             200        2      2,220                                                 2,222
Balances at
  December 31, 2001     196,025   $1,960   $126,365 $1,099,541    (250)     $(1,551)  $(4,927) $1,221,388


See accompanying notes to consolidated financial statements.

AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2001, 2000 and 1999
In thousands

                                        2001             2000             1999
Cash flows from
  operating activities
Net income                          $113,365         $165,651         $206,224
Adjustments to reconcile
  net income to net cash
  provided by operating
  activities:
Depreciation and amortization
  of property, plant, and
  equipment                           44,377           32,357           27,074
Gain on sale of property,
  plant, and equipment                (1,728)               -             (277)
Amortization of goodwill
  and other intangibles               11,559            8,586            3,516
Provision for doubtful
  accounts                             4,775            2,028            6,015
Provision for inventory               18,015            4,632            6,724
Deferred income taxes                (10,654)          (7,212)              65
Restructuring charges                  5,089                -                -
Special charges                            -           47,900                -
Other, net                              (151)          (2,970)          (2,382)
Changes in operating assets
  and liabilities, excluding
  effects of acquisitions:
    Accounts receivable               29,671          (59,638)         (42,469)
    Inventories                      (79,619)         (95,885)          45,481
    Prepaid expenses and
      other current assets             7,553           (4,559)            (482)
    Other assets                      (3,018)         (69,262)           1,022
    Accounts payable                 (29,462)           8,898            3,451
    Accrued expenses                  (9,670)          (1,757)           8,926
    Accrued compensation                 (68)          (4,610)           3,613
    Accrued sales and
      marketing programs               7,801           (1,902)            (971)
    Deferred revenue                   2,604            3,108            1,909
    Income taxes payable               6,885           (8,336)          10,428
      Net cash provided by
        operating activities         117,324           17,029          277,867
Cash flows from
  investing activities
Purchases of held-to-maturity
  -securities                        (79,776)         (75,000)               -
Maturities of held-to-maturity
  -securities                         25,000           50,000                -
Purchases of available-for-sale
  -securities                        (25,092)               -                -
Capital expenditures,
  net of capital grants              (47,859)         (73,716)         (36,003)
Proceeds from sale of
  property, plant, and
  equipment                            5,726                -            1,100
Acquisitions                               -         (100,315)          (8,426)
      Net cash used in
        investing activities        (122,001)        (199,031)         (43,329)
Cash flows from
  financing activities
Repayment of short term debt               -          (11,727)         (12,438)
Proceeds from issuances
  of common stock                      9,862           20,429           14,317
      Net cash provided
        by financing
        activities                     9,862            8,702            1,879
Net change in cash
  and cash equivalents                 5,185         (173,300)         236,417
Cash and cash equivalents
  at beginning of year               283,025          456,325          219,908
Cash and cash equivalents
  at end of year                    $288,210         $283,025         $456,325

Supplemental cash
  flow disclosures
Cash paid during
  the year for:
Income taxes
  (net of tax refunds)               $45,982          $80,240          $70,204
Details of acquisitions:
  Fair value of assets                    $-         $138,242           $8,426
  Liabilities and
    minority interest                      -          (36,614)               -
  Cash paid                                -          101,628            8,426
  Cash acquired                            -           (1,313)               -
  Acquisitions                            $-         $100,315           $8,426

NON-CASH TRANSACTIONS: In 2001, 2000 and 1999, the tax effect of the exercise of stock options resulted in increases to additional paid-in capital and reductions to income taxes payable of $1,131, $7,981, and $2,565. In 2000, 113,273 shares were issued related to the acquisition of ABL Electronics Corporation resulting in an increase to additional paid-capital of $3,998. In 2001, the Company recorded a restructuring charge that included a non-cash component of $5,089 (note 3).

See accompanying notes to consolidated financial statements.

AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2001, 2000 and 1999


  1.   Summary of Significant Accounting Policies

Nature of Business
American Power Conversion Corporation and its subsidiaries (the "Company") designs, develops, manufactures, and markets power protection and management solutions for computer, communications and electronic applications worldwide. The Company's products include uninterruptible power supply products ("UPSs"), DC-power systems, electrical surge protection devices, power conditioning products, precision cooling equipment, and associated software, services, and accessories. These products are used with sensitive electronic devices which rely on electric utility power including, but not limited to, home electronics, personal computers ("PCs"), high-performance workstations, servers, networking equipment, communications equipment, Internetworking equipment, data centers, mainframe computers, and facilities. The Company's principal markets are in North America, Europe, and the Far East.

Principles of Consolidation
The consolidated financial statements include the accounts of American Power Conversion Corporation and all of its majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Revenue Recognition
Revenue from sales of the Company's products, including UPS products, DC-power systems, electrical surge protection devices, power conditioning products, precision cooling equipment, and associated accessories, is recognized when title has passed at the time of delivery of product as stipulated by the delivery terms for the sales transactions. In addition, prior to revenue recognition, the Company requires persuasive evidence of the arrangement, that the price is fixed or determinable, and that collectibility is reasonably assured. Provisions for sales returns and allowances, warranties, and uncollectible accounts are made at the time of sale based on historical patterns of returns and contractual provisions in accordance with the provisions of Statement 48 and SAB 101. The Company's arrangements do not generally include acceptance clauses. However, if an arrangement includes a customer specified acceptance provision, acceptance generally occurs at the Company's factory prior to delivery. Revenues from the sale of service-related contracts are deferred and recognized ratably over an established term, typically one to five years.

Cash and Cash Equivalents
Cash and cash equivalents consist of funds on deposit, money market savings accounts, and short-term commercial paper with original maturities of three months or less.

Short Term Investments
At December 31, 2001, short term investments consisted of investment grade corporate and municipal bonds, and at December 31, 2000, short term investments consisted of U.S. Government debt securities, with original maturities greater than three months and less than or equal to one year. Held-to-maturity securities aggregated $79.8 million and $25.0 million at December 31, 2001 and 2000, respectively, and are carried at amortized cost. The cost of such held-to-maturity securities approximates fair market value and the unrealized holding gains or losses were not material. Available-for-sale securities aggregated $25.1 million at December 31, 2001. There were no available-for-sale securities at December 31, 2000. Available-for-sale securities are recorded at fair value with net unrealized gains and losses reported, net of tax, in other comprehensive income. At December 31, 2001, the gross unrealized holding losses on available-for-sale securities were $0.1 million. Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold such securities to maturity.

Inventories
Inventories are stated at the lower of cost or market; cost being determined using the first-in, first-out (FIFO) method.

Property, Plant, and Equipment
Property, plant, and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives indicated below. Leasehold improvements are amortized over the shorter of the lease term or estimated useful life of the asset.

           Land improvements                      15 years
           Buildings and improvements             40 years
           Machinery and equipment                5 - 10 years
           Office equipment, furniture,
             and fixtures                         3 - 10 years
           Purchased software                     3 years

Grant Monies
Grant monies are provided to certain of the Company's subsidiaries located in Ireland to reimburse qualifying capital expenditures and for hiring and maintaining certain employment levels within Ireland. Grant monies received for costs incurred for property, plant and equipment are recorded as a reduction to the basis of the corresponding depreciable assets. Grant monies received for employee levels are recorded as a reduction of payroll expense in the period in which the employee levels required by the grant are reached. Grant monies are received subject to "clawback" provisions that would obligate the Company to repay the grant monies received should its employment levels fall below established levels. At the end of each fiscal quarter, the Company evaluates current conditions relating to the status of on-going operations and related employment levels in Ireland to assess the possibility that grant monies will need to be repaid and, if deemed necessary, to accrue a repayment liability. Since the inception of its grant agreements in 1994, the Company has not assessed the need to accrue a repayment liability and, based upon a current evaluation of its significant investment in Ireland and on-going operational requirements, the Company believes the possibility that the clawback provisions will become effective is remote.

Goodwill and Other Intangibles
Goodwill represents the excess of cost over the fair value of the net tangible assets and identifiable intangible assets of businesses acquired and is being amortized on a straight-line basis over 15 years. Periodically, the Company evaluates the carrying value of goodwill to assure that changes in facts and circumstances do not suggest that recoverability has been impaired. Should this evaluation suggest impairment, the Company would determine recoverability based on an estimate of future undiscounted cash flows resulting from its use of the asset and its eventual disposition, as discussed below. This analysis relies on a number of factors, including operating results, business plans, budgets, economic projections, and changes in management's strategic direction or market emphasis. In management's opinion, no impairment exists at December 31, 2001. Goodwill and other intangibles are presented net of accumulated amortization of $23.8 million and $12.2 million at December 31, 2001 and 2000, respectively.
The Company adopted Statement 142, Goodwill and Other Intangible Assets on January 1, 2002. As of December 31, 2001, the Company had goodwill of $64.5 million less accumulated amortization of $8.1 million with amortization expense of approximately $3.3 million in 2001. The Company expects a reduction of approximately $3.3 million in goodwill amortization included in operating expenses in 2002 as the result of the adoption of Statement 142.

Long-lived Assets
The Company accounts for long-lived assets, including goodwill and other intangibles, in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement requires that long-lived assets, such as property, plant and equipment, and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Research and Development
Expenditures for research and development ("R&D") are expensed in the period incurred.

Warranties
The Company offers limited two-year and one-year warranties. The provision for potential liabilities resulting from warranty claims is provided at the time of sale based on historical patterns of returns and contractual provisions in accordance with the provisions of Statement 48 and SAB 101. Customers can extend the basic warranty period of select products, at an additional charge, for a period of one or three additional years. Recognition of the revenue associated with the extended warranty program commences on the date the extended warranty becomes effective and is recognized on a straight-line basis over the extended warranty period. In addition, the Company offers an Equipment Protection Policy in the U.S., Canada, and Europe. Depending on the model and country, the policy provides up to $150,000, 50,000 pounds sterling, or 100,000 euros for repair or replacement of customers' hardware should a surge or lightning strike pass through a Company unit. Other restrictions also apply. Customers can also register the ProtectNetr line of data line surge suppressors for a "Double-Up" Supplemental Equipment Protection Policy, under which the total recoverable limit under the Equipment Protection Policy may be doubled (U.S. and Canada only). Most surge suppressor products come with a lifetime product warranty. The Company has experienced satisfactory field operating results, and warranty and Equipment Protection Policy costs incurred to date have not had a significant impact on the Company's results of operations.

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

Deferred income taxes have not been provided for the undistributed earnings of the Company's foreign subsidiaries which aggregated approximately $361.1 million at December 31, 2001. The Company plans to reinvest all such earnings for future expansion. If such earnings were distributed, taxes would increase by approximately $90.2 million. Additionally, the Company has tax holidays in China, India, and the Philippines, which reduce or eliminate the income taxes paid in those countries. These holidays begin to expire in 2003. Based on the currently enacted regular corporate income tax rates in these countries, the benefit to the Company of these tax holidays was approximately $8.0 million, or $0.04 per diluted share, for the year ended December 31, 2001; $6.8 million, or $0.03 per diluted share, for the year ended December 31, 2000; and $4.5 million, or $0.02 per diluted share, for the year ended December 31, 1999.

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

   In thousands                         2001          2000          1999
   Basic weighted average            195,171       194,235       192,201
     shares outstanding
   Net effect of dilutive
     potential common shares
     outstanding based on
     the treasury stock
     method using the average
     market price                      1,622         5,921         3,887
   Diluted weighted average
     shares outstanding              196,793       200,156       196,088
   Antidilutive potential
     common shares excluded
     from the computation above        9,566           280           872

Stock-Based Compensation
As permitted by Statement 123, the Company applies APB Opinion No. 25 and related Interpretations in accounting for its employee stock-based compensation plans. The Company accounts for its non-employee stock-based compensation awards in which goods or services are the consideration received for the equity instruments issued based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Compensation cost recognized for non-employees under these plans in the accompanying consolidated financial statements is not material.

Advertising Costs
Advertising costs are expensed as incurred and reported in marketing, selling, general, and administrative expenses in the accompanying consolidated statements of income. Such costs of advertising, advertising production, trade shows, and other activities are designed to enhance demand for the Company's products. Advertising costs were $65.9 million in 2001, $85.5 million in 2000, and $94.4 million in 1999. There are no capitalized advertising costs in the accompanying consolidated balance sheets.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.


  2.   Acquisitions

Airflow
In the fourth quarter of 2000, the Company acquired privately-held Airflow Company, a Maryland-based manufacturer of precision cooling equipment primarily used in data center, Internet, and telecommunications applications, for $22.5 million in cash plus expenses, of which $4.0 million will be paid at scheduled dates over three years in the event no indemnity claims arise. The Company's cash outlays associated with the acquisition were financed from operating cash. At December 31, 2001 and 2000, the excess of the purchase price over the estimated fair value of the tangible net assets acquired has been included in goodwill and is being amortized on a straight-line basis over 15 years. The acquisition has been accounted for as a purchase and, accordingly, Airflow's results of operations are included in the Company's consolidated financial statements from the date of acquisition.

Advance Power
Early in the second quarter of 2000, the Company acquired privately-held Advance Power Ltd., a U.K.-based manufacturer of DC-based power solutions used in communications and Internet applications, for $75.0 million in cash plus expenses. The Company's cash outlays associated with the acquisition were financed from operating cash. At December 31, 2001 and 2000, the excess of the purchase price over the estimated fair value of the tangible net assets acquired has been included in goodwill and is being amortized on a straight-line basis over 15 years. The acquisition has been accounted for as a purchase and, accordingly, Advance Power's results of operations are included in the Company's consolidated financial statements from the date of acquisition.

ABL Electronics Corporation
Early in the second quarter of 2000, the Company acquired privately-held ABL Electronics Corporation ("ABL"), a North American provider of computer and network cables, switches, and other connectivity products, for $8.0 million paid in a combination of cash and stock, plus expenses. The Company's cash outlays associated with the acquisition were financed from operating cash. At December 31, 2001 and 2000, the excess of the purchase price over the estimated fair value of the tangible net assets acquired has been included in goodwill and is being amortized on a straight-line basis over 15 years. The acquisition has been accounted for as a purchase and, accordingly, ABL's results of operations are included in the Company's consolidated financial statements from the date of acquisition.

Pro forma results from operations have not been provided as the acquisitions are not considered material individually and in the aggregate.

  3.   Restructuring

In the second half of 2001, the Company recorded $8.6 million of restructuring costs of which $4.1 million and $4.5 million were classified in cost of goods sold and operating expenses, respectively. These costs were associated with manufacturing downsizing actions primarily in Denmark and the U.K. and included the effects of approximately 450 employee terminations principally in the manufacturing area, facilities closures, and the related impairment of tangible and intangible assets. A summary of the restructuring costs is outlined as follows:

(In thousands)   Restructuring     Total    Non-cash    Reversals    Cash    Restructuring
                 Liabilities at   Charges    Charges               Payments   Liabilities
                   Beginning                                                    at End
                   of Period                                                   of Period
Q3 Activities:
Employee
  terminations      $    -         $3,281    $     -     $    -    $(2,892)     $  389
Facilities
  closures               -          2,003     (1,118)         -          -         885
Impairment of
  intangible
  assets                 -          3,728     (3,728)         -          -           -
    Subtotals            -          9,012     (4,846)         -     (2,892)      1,274
Q4 Activities:
Employee
  terminations         389            236          -          -       (173)        452
Facilities
  closures             885            138       (138)      (885)         -           -
Impairment of
  intangible
  assets                 -            105       (105)         -          -           -
    Subtotals        1,274            479       (243)      (885)      (173)        452
     Totals         $    -         $9,491    $(5,089)     $(885)   $(3,065)       $452

The reversal occurring in Q4 relating to facilities closures represents the reversal of a cancelled lease liability recognized during the third quarter in connection with the closure of a leased facility in the United Kingdom. During Q4, the Company reversed its decision to vacate the leased facility.


  4.   Special Charges

During the third and second quarters of 2000, the Company agreed to license worldwide patent rights relating to uninterruptible power supply technology for lump-sum cash payments of $17.0 million and $48.0 million, respectively. These license fees were paid from operating cash during the third and second quarters of 2000, respectively. The Company evaluated the portion of the license fees that represented payment for prior use of the subject technology and the portion that represented payment for future use. Considering each of the Company's markets and the historical and projected revenue realized in markets utilizing the licensed technology, the Company estimated the present value of royalty payments, basing this calculation on an appropriate royalty rate and the technology's contribution to the overall value of affected products. Separate present values were calculated for both historic and projected product sales; the historic values were expensed and the projected values were capitalized. Accordingly, write-offs of the fully paid-up portions of the patent licenses were recognized in the Company's consolidated statements of income for the third and second quarters of 2000 as special charges to pre-tax earnings of $17.5 million and $30.4 million, respectively, including direct expenses of $1.5 million and $1.9 million, respectively. The remaining balances of $1.0 million and $19.5 million have been classified on the consolidated balance sheet as long term assets and are being amortized on a straight-line basis over three years and nine years, respectively, the estimated remaining economic lives of the patent licenses.

  5.   Accounts Receivable

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


  6.   Inventories

Inventories consist of the following:

                In thousands                2001             2000
                Raw materials           $158,140         $120,685
                Work in process            9,238           15,755
                Finished goods           183,258          152,592
                                        $350,636         $289,032


  7.   Revolving Credit Agreements and Short Term Debt

At December 31, 2001 and 2000, the Company had available for future borrowings $65.0 million under an unsecured line of credit agreement at a floating interest rate equal to the bank's cost of funds rate plus .625% and an additional $7.0 million under unsecured line of credit agreements with a second and third bank at similar interest rates. No borrowings were outstanding under these facilities during fiscal years 2001 and 2000, or at December 31, 2001 and 2000.


  8.   Income Taxes

Total federal, state, and foreign income tax expense (benefit) from continuing operations for the years ended December 31, 2001, 2000, and 1999 consists of the following:

          In thousands         Current        Deferred          Total
          2001:
          Federal              $33,887        $(7,584)         $26,303
          State                  7,653         (1,425)           6,228
          Foreign               14,302         (1,645)          12,657
                               $55,842       $(10,654)         $45,188
          2000:
          Federal              $53,319        $(3,850)         $49,469
          State                  8,073           (794)           7,279
          Foreign               12,559         (1,647)          10,912
                               $73,951        $(6,291)         $67,660
          1999:
          Federal              $61,756          $(244)         $61,512
          State                  8,024           (239)           7,785
          Foreign               16,448            548           16,996
                               $86,228            $65          $86,293

Income tax expense attributable to continuing operations amounted to $45.2 million in 2001, $67.7 million in 2000, and $86.3 million in 1999, (effective rates of 28.5%, 29.0%, and 29.5%, respectively). The actual expense for 2001, 2000 and 1999 differs from the "expected" tax expense (computed by applying the statutory U.S. federal corporate tax rate of 35% to earnings before income taxes) as follows:

    In thousands                     2001           2000            1999
    Computed "expected"
      tax expense                 $56,394        $81,659        $102,381
    State income taxes,
      net of federal income
      tax benefit                   4,064          4,731           5,060
    Foreign earnings taxed
      at rates lower than
      U.S. statutory rate
      (principally Ireland
      and the Philippines)        (11,430)       (16,616)        (18,754)
    Foreign sales corporation      (1,352)        (1,754)         (1,294)
    Other                          (2,488)          (360)         (1,100)
                                  $45,188        $67,660         $86,293

The domestic and foreign components of earnings before income taxes were $79.6 million and $79.0 million, respectively, for 2001; $145.3 million and $88.0 million, respectively, for 2000; and $188.5 million and $104.0 million, respectively, for 1999. Total income tax expense for the years ended December 31, 2001, 2000 and 1999 was allocated as follows:

   In thousands                           2001          2000          1999
   Income from continuing
     operations                        $45,188       $67,660       $86,293
   Shareholders' equity,
     for compensation expense
     for tax purposes in excess
     of amounts recognized for
     financial statement purposes       (1,131)       (7,981)       (2,565)
                                       $44,057       $59,679       $83,728

At December 31, 2001 and 2000, deferred income tax assets and liabilities result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. The sources and tax effects of these temporary differences are presented below:

    In thousands                                   2001              2000
    Deferred tax assets
    Allowance for doubtful accounts              $4,521            $5,060
    Additional costs inventoried
      for tax purposes                            6,681             1,629
    Intercompany inventory profits                6,140             4,520
    Allowances for sales and
      marketing programs                          9,019             5,837
    Inventory obsolescence reserve                4,956             4,302
    Accrual for compensation and
      compensated absences                        3,877             2,912
    Reserve for warranty costs                    2,262             2,449
    Deferred revenue                              4,345             3,918
    Intangible assets                            12,006             9,585
    Other                                         3,031             1,812
    Total gross deferred tax assets              56,838            42,024
    Less valuation allowance                     (1,659)                -
    Net deferred tax assets                      55,179            42,024
    Deferred tax liabilities
    Excess of tax over financial
      statement depreciation                     12,215            11,441
    Other                                         4,091             2,364
    Total deferred tax liabilities               16,306            13,805
    Net deferred income taxes                   $38,873           $28,219

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2001, the Company provided a valuation allowance on certain of its deferred tax assets because of uncertainty regarding their realizability due to certain net operating losses generated in 2001 for the start up of Brazilian operations.


  9.   Stock Plans

Stock-based Compensation Plans
At December 31, 2001, the Company had four stock option plans and an employee stock purchase plan, which are described below. As permitted by Statement 123, the Company applies APB Opinion No. 25 and related Interpretations in accounting for its employee stock-based compensation plans. The Company accounts for its non-employee stock-based compensation awards in which goods or services are the consideration received for the equity instruments issued based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Compensation cost recognized for non-employees under these plans in the accompanying consolidated financial statements is not material. Had employee compensation costs for such plans been determined in accordance with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

 In thousands except                      2001           2000           1999
  per share amounts
 Net income          As reported      $113,365       $165,651       $206,224
                     Pro forma          65,628        133,115        181,123

 Basic earnings      As reported         $0.58          $0.85          $1.07
   per share         Pro forma             .34            .69            .94

 Diluted earnings    As reported         $0.58          $0.83          $1.05
   per share         Pro forma             .33            .65            .92

The pro forma effect on net income for 2001, 2000 and 1999 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to stock option grants made prior to 1995. The weighted average fair value of stock options granted during 2001, 2000 and 1999 was $10.32, $11.43, and $9.35, respectively. The
Company estimates the fair value of each option as of the date of grant using the Black-Scholes pricing model with the following weighted average assumptions used for grants in 2001, 2000 and 1999:

                                      2001           2000          1999
     Expected volatility               83%           70%           59%
     Dividend yield                     -             -             -
     Risk-free interest rate           4.7%          5.9%          5.3%
     Expected life                   6 years        6 years       5 years


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

On April 21, 1997, the Company's shareholders approved the 1997 Non-employee Director Stock Option Plan and on May 20, 1993 approved the 1993 Non-employee Director Stock Option Plan (collectively the "Director Plans"). The 1997 and 1993 Director Plans authorized the grant of options for up to 400,000 shares and 80,000 shares of common stock, respectively. In 2001, two directors were entitled to participate in the Director Plans with each receiving a grant of options as of February 12, 2001 for 20,000 shares at an exercise price of $13.25; February 12, 2000 for 20,000 shares at an exercise price of $29.84; February 12, 1999 for 20,000 shares at an exercise price of $19.94 (i.e., the market price on the dates of grant). In addition, two new non-employee directors elected at the June 2001 Annual Meeting of Shareholders were each granted on August 9, 2001 under the 1997 Stock Option Plan options to purchase 13,643 shares at an exercise price of $13.57.

Options granted under the 1997 Director Plan, and the options granted on August 9, 2001 under the 1997 Stock Option Plan, vest 25% at the end of the second year and 9.375% at the end of each six month period thereafter. Options granted under the 1993 Director Plan vested 25% at the end of the first year and 25% annually thereafter.

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

A summary of the status of the Company's stock option plans as of December 31, 2001, 2000 and 1999, and changes during the years ending on those dates is presented below:

                              2001                  2000                  1999
Shares in thousands              Weighted              Weighted              Weighted
                                  Average               Average               Average
                                 Exercise              Exercise              Exercise
                       Shares      Price     Shares      Price     Shares      Price
Outstanding at
  beginning of year    19,002     $15.26     12,082     $14.00      9,560     $12.23
Granted                   574      14.36      9,448      16.41      5,097      16.26
Exercised                (754)     10.05     (1,488)     12.63     (1,285)     10.12
Terminated             (1,173)     17.20     (1,040)     15.50     (1,290)     13.50
Outstanding
  at end of year       17,649      15.31     19,002      15.26     12,082      14.00
Exercisable
  at end of year        8,454      14.55      4,531      13.01      2,696      11.40
Shares reserved
  at end of year       22,760                23,514                25,115

The following table summarizes information about stock options outstanding at December 31, 2001:

 Shares in thousands          Options Outstanding               Options Exercisable
                                     Weighted
                                     Average       Weighted                  Weighted
                                    Remaining      Average                   Average
    Range of           Shares      Contractual     Exercise      Shares      Exercise
 Exercise Prices    Outstanding    Life (years)     Price     Exercisable     Price
  $4.56 - $6.82           592          3.8         $ 4.97          498       $ 5.01
  $8.30 - $11.69        1,528          5.3           9.44        1,430         9.29
 $12.43 - $17.71       11,760          7.7          13.97        5,218        14.67
 $19.30 - $24.80        3,522          8.1          22.99        1,229        22.94
 $29.00 - $31.13          247          8.2          30.69           79        30.85
                       17,649          7.4          15.31        8,454        14.55

Stock Purchase Plan
On April 21, 1997, the Company's shareholders approved an Employee Stock Purchase Plan (the "Plan") to provide substantially all employees an opportunity to purchase shares of its common stock through payroll deductions, in an aggregate amount up to 10% of eligible compensation. Semiannually, participant account balances are used to purchase shares of stock at the lesser of 85% of the fair market value of shares on the grant date or the exercise date. The aggregate number of shares purchased by an employee may not exceed 6,000 shares annually (subject to limitations imposed by the Internal Revenue Code). The employee stock purchase plan expires on February 11, 2007. A total of 2.0 million shares are available for purchase under the Plan. During 2001, under the Plan, 102,079 shares were issued at $11.17 per share and 98,851 shares were issued at $10.94 per share. During 2000, under the Plan, 41,671 shares were issued at $18.75 per share and 89,173 shares were issued at $11.00 per share. During 1999, under the Plan, 54,706 shares were issued at $14.03 per share and 53,608 shares were issued at $14.45 per share.


  10.  Retirement Benefits

Employee Stock Ownership Plans
At December 31, 2001, the Company had noncontributory Employee Stock Ownership Plans (the "ESOP") covering substantially all employees in North America and Ireland. Contributions to the ESOP are based on a percentage of eligible compensation and are determined by the Company's Board of Directors at its discretion, subject to the limitations established by U.S. and Ireland tax laws. The ESOP held 7.7 million shares, 8.3 million shares, and 8.8 million shares of common stock at December 31, 2001, December 31, 2000, and December 31, 1999, respectively. No shares were contributed to the ESOP in 2001, 2000 or 1999.

Employee Savings Plan
On May 1, 1997, the Company established an employee savings plan (the "Savings Plan") that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code of 1986, as amended, covering substantially all North American employees. The Savings Plan allows eligible employees to contribute up to 15% of their compensation on a pre-tax basis subject to certain limitations. The Company matches, with Company common stock, 100% of the first 3% of employee contributions plus 50% of the next 3% of employee contributions. Employees are fully vested in their employer matching contributions. Employees may diversify employer matching contributions to other investment options available under the Savings Plan.

The Company also sponsors pension plans in several foreign locations.

The Company's pension contributions in 2001, 2000 and 1999 amounted to approximately $9.2 million, $4.9 million, and $4.3 million, respectively.

  11.  Operating Segment and Geographic Information

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

The Small Systems segment develops power solutions for servers and networking equipment commonly used in local area and wide area networks and for personal computers and sensitive electronics. Major product offerings include the Smart-UPS, Matrix-UPS, Symmetra Power Array and Back-UPS family of UPSs. Also included are the SurgeArrest surge suppressors as well as cabling and connectivity solutions. Additional accessories and software products are offered to enhance the management of these networks. Products include PowerChute software, MasterSwitch power distribution units and NetShelter server enclosures. Products are sold to home and commercial users primarily through an indirect selling model consisting of computer distributors and dealers, value added resellers, mass merchandisers, catalog merchandisers, E-commerce vendors, and strategic partnerships.

The Large Systems segment produces large system solutions that provide power and availability solutions for data centers, facilities and communications equipment. Product offerings include Silcon UPSs, NetworkAIR precision cooling equipment and DC-power systems. Products are sold to commercial users primarily through an indirect selling model consisting of value added resellers and strategic partnerships.

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

Summary operating segment information is as follows:

     In thousands                  2001            2000            1999
     Segment net sales
     Small Systems           $1,176,036      $1,265,264      $1,236,413
     Large Systems              211,670         193,623         100,852
     Other                       39,554          14,643               -
     Total segment
       net sales              1,427,260       1,473,530       1,337,265
     Shipping and
       handling revenues          6,052          10,033           7,666
     Total net sales         $1,433,312      $1,483,563      $1,344,931

     In thousands                  2001            2000            1999
     Segment profits
     Small Systems             $484,452        $558,548        $554,385
     Large Systems              (31,628)          6,261          17,310
     Other                       22,837           7,792               -
     Total segment profits      475,661         572,601         571,695
     Shipping and
       handling net costs        20,777          20,745          16,988
     Indirect operating
       expenses                 310,031         342,383         275,482
     Other income, net           13,700          23,838          13,292
     Earnings before
       income taxes            $158,553        $233,311        $292,517

     Segment depreciation
     Small Systems              $22,692         $18,517         $17,072
     Large Systems                8,212           4,885           3,130
     Other                           65              77               -
     Total segment
       depreciation              30,969          23,479          20,202
     Corporate                   13,408           8,878           6,872
     Total depreciation         $44,377         $32,357         $27,074

Summary geographic information is as follows:

  In thousands                     2001            2000            1999
  Net sales
  United States                $757,058        $787,359        $708,777
  North and Latin America
    excluding United States      72,056          65,330          70,372
  Europe, Middle East,
    and Africa                  372,762         395,417         385,486
  Far East                      231,436         235,457         180,296
                             $1,433,312      $1,483,563      $1,344,931

 Sales are attributed to geographic regions based on location of customer. No individual foreign country is material in relation to total net sales.

     In thousands                  2001           2000             1999
     Capital expenditures
     United States              $15,382         $36,776         $19,329
     Europe                       7,602          13,427           8,851
     Philippines                  9,237          19,195           7,823
     Other Far East              11,671           4,318               -
     Latin America                3,967               -               -
                                $47,859         $73,716         $36,003
     Long-lived assets
     United States             $140,192        $150,929         $80,066
     Europe                     135,363         152,913          84,866
     Philippines                 51,740          47,798          31,558
     Other Far East              21,209          14,533          11,438
     Latin America                4,769               -               -
                               $353,273        $366,173        $207,928

The Company closely monitors the credit worthiness of its customers, adjusting credit policies and limits as deemed necessary. Two customers, Ingram Micro and Tech Data Product Management, accounted for approximately 15.5% and 13.3%, respectively, of the Company's net sales in 2001, and 14.9% and 11.4%, respectively, of the Company's net sales in 2000. No single customer comprised 10% or more of the Company's net sales in 1999. The majority of the Company's sales to Ingram Micro and Tech Data Product Management are included in the Small Systems reportable segment.


  12.  Litigation

The Company is involved in various claims and legal actions arising in the ordinary course of business. The Company does not believe that the ultimate disposition of these matters will have a material adverse effect on its consolidated financial position or results of operations or liquidity.


  13.  Fair Value of Financial Instruments

The carrying amounts of cash, cash equivalents, accounts receivable, short-term debt, accounts payable, and accrued liabilities approximate their fair values because of the short duration of these instruments.


  14.  Commitments

The Company has several non-cancelable operating leases, primarily for warehousing and office space, expiring at various dates through 2010. These leases contain renewal options for periods ranging from one to nine years and require the Company to pay its proportionate share of utilities, taxes, and insurance. Rent expense under these leases for 2001, 2000 and 1999 was $7.7 million, $6.7 million, and $4.3 million, respectively.

Future minimum lease payments under these non-cancelable leases are: 2002 - $7.2 million; 2003 - $5.4 million; 2004 - $4.3 million; 2005 - $3.1 million; 2006 -
$1.7 million; and $5.8 million thereafter.


  15.  Contingencies

The Company has agreements with the Industrial Development Authority of Ireland ("IDA") under which the Company receives grant monies for costs incurred for machinery, equipment, and building improvements for its Galway and Castlebar facilities equal to 40% and 60%, respectively, of such costs up to a maximum of $13.1 million for Galway and $1.3 million for Castlebar. Such grant monies are subject to the Company meeting certain employment goals and maintaining operations in Ireland until termination of the respective agreements. The total cumulative amounts of capital grant claims submitted and received through December 31, 2001 for the Galway facility were approximately $9.6 million and $9.0 million, respectively. The total cumulative amount of capital grant claims submitted through December 31, 2001 for the Castlebar facility was $0.3 million; no capital grant claims had been received for the Castlebar facility. Under separate agreements with the IDA, the Company receives direct reimbursement of training costs at its Galway and Castlebar facilities for up to $3,000 and $12,500, respectively, per new employee hired. The total cumulative amounts of training grant claims submitted and received through December 31, 2001 for the Galway facility were approximately $1.0 million and $1.0 million, respectively. The total cumulative amount of training grant claims submitted and received through December 31, 2001 for the Castlebar facility were approximately $1.2 million and $0.7 million, respectively.

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

  16.  Quarterly Financial Data (Unaudited)

The following is a summary of quarterly results of operations in thousands except per share amounts:

                        Q1            Q2            Q3            Q4
 2001
 Net sales           $359,688      $364,544      $360,943      $348,137
 Gross profit        $124,989      $143,057      $116,918      $127,453
 Net income           $27,194       $34,799       $22,295       $29,077
 Basic earnings
   per share            $0.14         $0.18         $0.11         $0.15
 Basic weighted
   average shares
   outstanding        195,132       195,176       195,377       195,536
 Diluted earnings
   per share            $0.14         $0.18         $0.11         $0.15
 Diluted weighted
   average shares
   outstanding        196,700       197,482       196,522       196,966

 2000
 Net sales           $311,196      $368,036      $397,034      $407,297
 Gross profit        $141,955      $160,418      $164,039      $149,471
 Net income           $47,106       $35,113       $45,009       $38,423
 Basic earnings
   per share            $0.24         $0.18         $0.23         $0.20
 Basic weighted
   average shares
   outstanding        193,450       194,089       194,600       194,761
 Diluted earnings
   per share            $0.24         $0.17         $0.22         $0.20
 Diluted weighted
   average shares
   outstanding        199,530       201,040       200,112       196,350


  17.  Subsequent Event

During the first quarter of 2002, the Company announced global headcount reductions of approximately 17%. These actions impact personnel worldwide throughout a broad range of functions within the organization. The majority of these terminations are the result of the Company's recent decision to consolidate its Philippines-based manufacturing operations resulting in the closing of its manufacturing facility in the province of Laguna. These actions have been and are being implemented during the first half of 2002.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

                                    Part III


Item 10.  Directors of the Registrant
Information with respect to Directors may be found under the caption "Occupations of Directors" appearing in the Company's definitive Proxy Statement for the 2002 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

Item 11.  Executive Compensation
The information set forth under the caption "Executive Compensation" appearing in the Company's definitive Proxy Statement for the 2002 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
The information set forth under the caption, "Management and Principal Holders of Voting Securities" appearing in the Company's definitive Proxy Statement for the 2002 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions
The information set forth under the captions, "Certain Relationships and Related Transactions" appearing in the Company's definitive Proxy Statement for the 2002 Annual Meeting of Shareholders is incorporated herein by reference.

                                     Part IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a)  Documents filed as part of Form 10-K

1.  Consolidated Financial Statements
The consolidated financial statements of the Company have been included in Item 8 of this report.

    Consolidated Balance Sheets as of December 31, 2001 and 2000
    Consolidated Statements of Income for each of the three years ended
      December 31, 2001, 2000 and 1999
    Consolidated Statements of Changes in Shareholders' Equity for each of the three years ended December 31, 2001, 2000 and 1999
    Consolidated Statements of Cash Flows for each of the three years ended December 31, 2001, 2000 and 1999
    Notes to Consolidated Financial Statements

2.  Consolidated Financial Statement Schedules

    Schedule                                             Page
     Number            Description                       Number

       II              Valuation and Qualifying          50
                         Accounts and Reserves

Schedules other than those listed above have been omitted since they are either not required or the information required is included in the consolidated financial statements or the notes thereto.

KPMG LLP's reports with respect to the above listed consolidated financial statements and consolidated financial statement schedule are included herein on pages 46 and 47.

3. Exhibit Listing

Exhibit
Number      Description
3.01        Articles of Organization of the Registrant, as amended
3.02        By-Laws of the Registrant, as amended and restated
4.01        Shareholder Rights Agreement, dated as of September 2, 1999, between the Company and
            BankBoston, N.A.
4.02        Stock Purchase Agreement dated as of April 28, 2000, by and among ABL Acquisition
            Corporation, Randall R. Amon, Daniel Bryan, William C. Litsinger III, Jack L.
            Ottenheimer and Kevin W. Campion (4.02)
10.01       1987 Stock Option Plan of the Registrant (X)
10.02       Form of Incentive Stock Option Agreement under the Registrant's 1987 Stock Option
            Plan (X)
10.03       Form of the Non-Qualified Stock Option Agreement under the Registrant's 1987 Stock
            Option Plan (X)
10.04       The Registrant's Employee Stock Ownership Plan Trust Agreement dated December 30,
            1987 (X)
10.05       The Registrant's Employee Stock Ownership Plan dated December 30, 1987, as amended and restated (X)
10.06       Employment Agreement dated June 16, 1986 between the Company and Rodger B. Dowdell,
            Jr. (X)
10.07       Unsecured line of credit agreement dated June 29, 1991 between the Registrant and
            Rhode Island Hospital Trust National Bank
10.08       Unsecured line of credit agreement dated December 30, 1991 between the Registrant and Fleet National Bank
10.09       Amendment dated December 30, 1992 to Unsecured line of credit agreement between the
            Registrant and Fleet National Bank
10.10       Grant agreement dated February 16, 1994 between the Registrant and Industrial
            Development Authority of Ireland
10.11       Contract for Sale dated January 31, 1994 between the Registrant and Digital
            Equipment International
10.12       Management Agreement dated January 31, 1994 between the Registrant and Digital
            Equipment International
10.13       License Agreement dated January 31, 1994 between the Registrant (Grantor) and
            Digital Equipment International (Licensee)
10.14       Grant of Options Agreement dated January 31, 1994 between the Registrant and Digital
            Equipment International
10.15       Memorandum Agreement dated January 31, 1994 between the Registrant and Digital
            Equipment International
10.16       1993 Non-Employee Director Stock Option Plan (X)
10.17       Letter Agreement dated June 22, 1995 to amend loan agreement dated December 30, 1991 by and between Registrant and Fleet National Bank
10.18       Letter Agreement dated October 11, 1995 to amend loan agreement dated December 30,
            1991 by and between Registrant and Fleet National Bank
10.19       Purchase and Sale Contract dated April 12, 1995 between the Registrant and Trustees of Normac-Billerica Associates III  u/d/t dated October 11, 1979
10.20       American Power Conversion Corporation B.V. Profit Sharing Scheme dated September 25,
            1996 (X)
10.21       1997 Non-Employee Director Stock Option Plan of the Registrant (X)
10.22       1997 Stock Option Plan of the Registrant (X)
10.23       1997 Employee Stock Purchase Plan of the Registrant (X)
10.24       Form of Change-in-Control Severance Agreement dated as of July 5, 2000 entered into by the Company with each of Rodger B. Dowdell, Jr. and Neil E. Rasmussen. (X)
            (10.24)
10.25       Form of Change-in-Control Severance Agreement dated as of July 5, 2000 entered into by the Company with each of Donald M. Muir and Aaron L. Davis and dated as of
            February 7, 2001 entered into by the Company with Edward M. Machala. (X) (10.25)
21          Subsidiaries of Registrant
23          Consent of KPMG LLP

(X) Indicates a management contract or any compensatory plan, contract or arrangement.

(b)  Reports on Form 8-K
No reports on Form 8-K have been filed by the Registrant during the quarter ended December 31, 2001.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
American Power Conversion Corporation:


We have audited the accompanying consolidated balance sheets of American Power Conversion Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Power Conversion Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.



                                   KPMG LLP



Providence, Rhode Island
January 31, 2002, except as to Note 17,
 which is as of March 28, 2002

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Shareholders
American Power Conversion Corporation:


Under date of January 31, 2002, except as to Note 17, which is as of March 28, 2002, we reported on the consolidated balance sheets of American Power Conversion Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001, which are contained in the annual report on Form 10-K for the year 2001. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule listed in
Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                   KPMG LLP



Providence, Rhode Island
January 31, 2002

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      AMERICAN POWER CONVERSION CORPORATION

                                          Date:  March 25, 2002

                             By:  /s/ Donald M. Muir
                                 Donald M. Muir,
               Senior Vice President, Finance and Administration,
                     Treasurer, and Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the date indicated.

                                          Date:  March 25, 2002

                         By:  /s/ Rodger B. Dowdell, Jr.
                             Rodger B. Dowdell, Jr.,
                              Chairman, President,
                      Chief Executive Officer and Director
                          (principal executive officer)

                                          Date:  March 25, 2002

                             By:  /s/ Donald M. Muir
                                 Donald M. Muir,
               Senior Vice President, Finance and Administration,
                     Treasurer, and Chief Financial Officer
                  (principal financial and accounting officer)

                                          Date:  March 25, 2002

                              /s/ Neil E. Rasmussen
                               Neil E. Rasmussen,
          Senior Vice President, Chief Technology Officer and Director

                                          Date:  March 25, 2002

                            /s/  Emanuel E. Landsman
                              Emanuel E. Landsman,
                           Vice President and Director

                                          Date:  March 25, 2002

                                /s/ Ervin F. Lyon
                                 Ervin F. Lyon,
                                    Director

                                          Date:  March 25, 2002

                               /s/ James D. Gerson
                                James D. Gerson,
                                    Director

                                          Date:  March 25, 2002

                              /s/ John G. Kassakian
                               John G. Kassakian,
                                    Director

                                          Date:  March 25, 2002

                             /s/ John F. Keane, Sr.
                               John F. Keane, Sr.
                                    Director

                                                                     Schedule II



             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

                 Valuation and Qualifying Accounts and Reserves

              For the years ended December 31, 2001, 2000 and 1999




   Valuation accounts deducted from assets to which they apply:


     In thousands      Balance at     Charged to      Write Offs/      Balance
                       Beginning      Costs and       Allowances       at End
                        of Year        Expenses          Taken         of Year
   Allowance for
     Doubtful
     Accounts
     Receivable

   2001                 $20,085         $4,775         $(6,148)        $18,712
   2000                  19,543          2,028          (1,486)         20,085
   1999                  15,471          6,015          (1,943)         19,543


   Inventory
     Reserve

   2001                 $20,481        $18,015         $(5,646)        $32,850
   2000                  17,080          4,632          (1,231)         20,481
   1999                  13,278          6,724          (2,922)         17,080


   Deferred Tax
     Asset
     Valuation
     Allowance

   2001                      $-         $1,659              $-          $1,659
   2000                       -              -               -               -
   1999                       -              -               -               -

             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
                                  EXHIBIT INDEX
Exhibit                                                                                  Page
Number             Description                                                           Number
3.01****           Articles of Organization of the Registrant, as amended (3.01)
3.02**********     By-Laws of the Registrant, as amended and restated (3.02)
4.01***********    Shareholder Rights Agreement, dated as of September 2, 1999, between the Company and BankBoston, N.A. (4.01)
4.02***********    Stock Purchase Agreement dated as of April 28, 2000, by and among ABL Acquisition Corporation, Randall R. Amon, Daniel
                   Bryan, William C. Litsinger III, Jack L. Ottenheimer and Kevin
                   W. Campion (4.02)
10.01*             1987 Stock Option Plan of the Registrant (10.01) (X)
10.02*             Form of Incentive Stock Option Agreement under the Registrant's
                   1987 Stock Option Plan (10.02) (X)
10.03*             Form of the Non-Qualified Stock Option Agreement under the
                   Registrant's 1987 Stock Option Plan (10.03) (X)
10.04*             The Registrant's Employee Stock Ownership Plan Trust Agreement
                   dated December 30, 1987 (10.04) (X)
10.05**            The Registrant's Employee Stock Ownership Plan dated December
                   30, 1987, as amended and restated (10.05) (X)
10.06*             Employment Agreement dated June 16, 1986 between the Company and Rodger B. Dowdell, Jr. (10.07) (X)
10.07**            Unsecured line of credit agreement dated June 29, 1991 between the Registrant and Rhode Island Hospital Trust National Bank
                   (10.19)
10.08**            Unsecured line of credit agreement dated December 30, 1991 between the Registrant and Fleet National Bank (10.20)
10.09***           Amendment dated December 30, 1992 to Unsecured line of credit agreement between the Registrant and Fleet National Bank
                   (10.13)
10.10***           Grant agreement dated February 16, 1994 between the Registrant and Industrial Development Authority of Ireland (10.14)
10.11***           Contract for Sale dated January 31, 1994 between the Registrant and Digital Equipment International (10.15)
10.12***           Management Agreement dated January 31, 1994 between the
                   Registrant and Digital Equipment International (10.17)
10.13***           License Agreement dated January 31, 1994 between the Registrant
                   (Grantor) and Digital Equipment International (Licensee)
                   (10.18)
10.14***           Grant of Options Agreement dated January 31, 1994 between the
                   Registrant and Digital Equipment International (10.19)
10.15***           Memorandum Agreement dated January 31, 1994 between the
                   Registrant and Digital Equipment International (10.20)
10.16***           1993 Non-Employee Director Stock Option Plan (10.22) (X)
10.17*****         Letter Agreement dated June 22, 1995 to amend loan agreement dated December 30, 1991 by and between Registrant and Fleet
                   National Bank (10.1)
10.18******        Letter Agreement dated October 11, 1995 to amend loan agreement dated December 30, 1991 by and between Registrant and Fleet
                   National Bank (10.1)
10.19*******       Purchase and Sale Contract dated April 12, 1995 between the
                   Registrant and Trustees of Normac-Billerica Associates III
                   u/d/t dated October 11, 1979 (10.19)
10.20********      American Power Conversion Corporation B.V. Profit Sharing
                   Scheme dated September 25, 1996 (10.20) (X)
10.21*********     1997 Non-Employee Director Stock Option Plan of the Registrant
                   (4.4) (X)
10.22*********     1997 Stock Option Plan of the Registrant (4.5) (X)
10.23*********     1997 Employee Stock Purchase Plan of the Registrant (4.6) (X)

             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
                              EXHIBIT INDEX (CONT.)

Exhibit                                                                                 Page
Number             Description                                                          Number

10.24************  Form of Change-in-Control Severance Agreement dated as of
                   July 5, 2000 entered into by the Company with each of Rodger B.
                   Dowdell, Jr. and Neil E. Rasmussen. (X) (10.24)
10.25************  Form of Change-in-Control Severance Agreement dated as of
                   July 5, 2000 entered into by the Company with each of Donald M.
                   Muir and Aaron L. Davis and dated as of February 7, 2001
                   entered into by the Company with Edward M. Machala. (X) (10.25)
21                 Subsidiaries of Registrant                                            53
23                 Consent of KPMG LLP                                                   54

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

                                                                      Exhibit 21

                      AMERICAN POWER CONVERSION CORPORATION
                      Subsidiaries as of December 31, 2001

                                                                    Place of
Subsidiary                                                          Incorporation
APC America, Inc.                                                   Delaware
APC Sales & Service Corp.                                           Delaware
American Power Conversion Holdings Inc.                             Delaware
Systems Enhancement Corporation                                     Missouri
A.B.L. Electronics Corporation                                      Delaware
APC DC Network Solutions Inc.                                       Ohio
APC Foreign Sales Corporation                                       Barbados, W.I.
American Power Conversion Europe S.A.R.L.                           France
American Power Conversion Corporation (A.P.C.) B.V.                 The Netherlands
     APC Distribution Limited                                       Ireland
     APC (EMEA) Limited                                             Ireland
     APC Holdings B.V.                                              The Netherlands
          APC Deutschland GmbH                                      Germany
          American Power Conversion UK Ltd.                         England
          American Power Conversion Sweden AB                       Sweden
          APC Benelux B.V.                                          The Netherlands
          APC Australia Pty Limited                                 Australia
          American Power Conversion Portugal, Lda.                  Portugal
          American Power Conversion Spain S.L.                      Spain
          American Power Conversion Italia S.R.L.                   Italy
          American Power Conversion France SARL                     France
          Advance Power Elektronics KFT                             Hungary
          APC Korea Corporation                                     Korea
          American Power Conversion Hong Kong Limited               Hong Kong
           (50%; 50% American Power Conversion
             Corporation (A.P.C.) B.V.)
     American Power Conversion (Phils.), Inc.                       Philippines
          American Power Conversion Land Holdings Inc.              Philippines
           (40%; 60% Filipino nationals)
     APC (Suzhou) Uninterrupted Power Supply Co., Ltd.              China
     American Power Conversion Singapore Pte Ltd.                   Singapore
     APC International Trade (Shanghai) Co. Ltd.                    China
American Power Conversion Denmark ApS                               Denmark
     Gutor Electronic GmbH                                          Switzerland
     American Power Conversion Dublin Limited                       Ireland
     Silcon (Quingdao) Power Electronics Co. Ltd.                   China
American Power Conversion Mexico, S.A. de C.V.                      Mexico
American Power Conversion Uruguay S.A.                              Uruguay
APC Japan, Inc.                                                     Japan
American Power Conversion (India) Private Limited                   India
American Power Conversion Brasil Ltd.                               Brazil
American Power Conversion Holdings (UK) Limited                     United Kingdom
     APC DC Network Solutions UK Limited                            United Kingdom

                                                                      Exhibit 23








                              ACCOUNTANTS' CONSENT



The Board of Directors
American Power Conversion Corporation:


We consent to incorporation by reference in the registration statements
(Nos. 33-25873, 33-54416, 333-32563, 333-78595, 333-80541 and 333-80569)
on Form S-8 of American Power Conversion Corporation of our reports dated January 31, 2002, except as to Note 17, which is as of March 28, 2002, relating to the consolidated balance sheets of American Power Conversion Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001, and the related schedule, which reports appear in the 2001 annual report on Form 10-K of American Power Conversion Corporation.



                                   KPMG LLP


Providence, Rhode Island
April 1, 2002