Form 10-Q
period 2002-03-31
AMERICAN POWER CONVERSION CORPORATION
filed 2002-05-15
CIK 835910

QUARTERLY REPORT ON FORM 10-Q
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                            _________________________

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934
      For the quarterly period ended March 31, 2002

                                       or

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

                         YES  [ X ]            NO  [   ]


     Registrant's Common Stock outstanding, $.01 par value, at May 9, 2002 -
                               195,960,000 shares

                                                                       FORM 10-Q
                                                                  March 31, 2002


             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

                                      INDEX


                                                                      Page No.

Part I - Financial Information:

 Item 1. Consolidated Condensed Financial Statements:

         Consolidated Condensed Balance Sheets -
         March 31, 2002 (Unaudited) and December 31, 2001              3 - 4

         Consolidated Condensed Statements of Income -
         Three Months Ended
         March 31, 2002 and April 1, 2001 (Unaudited)                    5

         Consolidated Condensed Statements of Cash Flows -
         Three Months Ended
         March 31, 2002 and April 1, 2001 (Unaudited)                    6

         Notes to Consolidated Condensed Financial Statements
         (Unaudited)                                                   7 - 12

 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          13 - 21

 Item 3. Quantitative and Qualitative Disclosures
         About Market Risk                                              21

Part II - Other Information:

 Item 6. Exhibits and Reports on Form 8-K                               21

Signatures                                                              22

Exhibit Index                                                           23

                                                                       FORM 10-Q
                                                                  March 31, 2002
PART I - CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

ITEM 1.  FINANCIAL STATEMENTS

             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)

                                     ASSETS
                                                   March 31,   December 31,
                                                       2002           2001
                                                 (Unaudited)
Current assets:
Cash and cash equivalents                          $258,553       $288,210
Short term investments (Note 5)                     218,857        104,868
Accounts receivable, less allowance
  for doubtful accounts of
  $20,719 in 2002 and $18,712 in 2001               235,392        263,595
Inventories:
  Raw materials                                     183,697        158,140
  Work-in-process and finished goods                150,880        192,496
Total inventories                                   334,577        350,636

Prepaid expenses
  other current assets                               19,539         15,935
Assets held-for-sale (Note 4)                         7,093              -
Deferred income taxes                                41,608         44,255

Total current assets                              1,115,619      1,067,499

Property, plant and equipment:
  Land, buildings and improvements                   64,065         71,166
  Machinery and equipment                           196,909        200,000
  Office equipment, furniture
    and fixtures                                     72,926         72,510
  Purchased software                                 30,722         30,463

                                                    364,622        374,139

Less accumulated depreciation
  and amortization                                  172,323        164,154

Net property, plant and equipment                   192,299        209,985

Goodwill (Note 3)                                    56,388         56,388
Other intangibles, net (Note 3)                      70,072         73,100
Deferred income taxes                                10,534         10,924
Other assets                                          3,054          2,876

Total assets                                     $1,447,966     $1,420,772

See accompanying notes to consolidated condensed financial statements.

                                                                       FORM 10-Q
                                                                  March 31, 2002

             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)
                     (In thousands except per share amount)

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                                   March 31,   December 31,
                                                       2002           2001
                                                 (Unaudited)
Current liabilities:
Accounts payable                                    $79,665        $75,569
Accrued expenses                                     28,416         28,276
Accrued compensation                                 24,743         21,640
Accrued sales and marketing programs                 21,208         23,011
Deferred revenue                                     15,445         14,451
Income taxes payable                                 25,024         20,131

Total current liabilities                           194,501        183,078

Deferred tax liability                               14,336         16,306

Total liabilities                                   208,837        199,384

Shareholders' equity (Notes 7 and 8):
Common stock, $0.01 par value;
  authorized 450,000 shares;
  issued 196,140 shares in 2002
  and 196,025 shares in 2001                          1,961          1,960
Additional paid-in capital                          127,640        126,365
Retained earnings                                 1,116,114      1,099,541
Treasury stock, 250 shares, at cost                  (1,551)        (1,551)
Accumulated other comprehensive loss                 (5,035)        (4,927)

Total shareholders' equity                        1,239,129      1,221,388

Total liabilities and shareholders' equity       $1,447,966     $1,420,772

See accompanying notes to consolidated condensed financial statements.

                                                                       FORM 10-Q
                                                                  March 31, 2002

             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    (In thousands except earnings per share)


                                                      Three months ended
                                                   March 31,       April 1,
                                                       2002           2001
                                                  (Unaudited)
Net sales (Notes 3 and 9)                          $296,712       $355,125

Cost of goods sold                                  194,411        234,699

Gross profit                                        102,301        120,426

Operating expenses:
Marketing, selling, general
  and administrative (Note 3)                        66,152         74,682
Research and development                             14,801         13,132

Total operating expenses                             80,953         87,814

Operating income                                     21,348         32,612

Other income, net                                     1,831          5,422

Earnings before income taxes                         23,179         38,034

Income taxes                                          6,606         10,840

Net income                                          $16,573        $27,194

Basic earnings per share                              $0.08          $0.14

Basic weighted average
  shares outstanding                                195,828        195,132

Diluted earnings per share                            $0.08          $0.14

Diluted weighted average
  shares outstanding                                197,388        196,700

See accompanying notes to consolidated condensed financial statements.

                                                                       FORM 10-Q
                                                                  March 31, 2002

             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                     Three months ended
                                                  March 31,        April 1,
                                                      2002            2001
                                                 (Unaudited)
Cash flows from operating activities
Net income                                         $16,573         $27,194
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
Depreciation and amortization of
  property, plant and equipment                     10,964           9,876
Gain on sale of property, plant
  and equipment                                          -          (1,337)
Amortization of goodwill and
  other intangibles                                  2,951           2,887
Provision for doubtful accounts                      1,979           1,616
Provision for inventories                            4,082             675
Deferred income taxes                                1,067             632
Restructuring charges                                3,877               -
Other non-cash items, net                             (108)            141
Changes in operating assets
  and liabilities:
    Accounts receivable                             26,224         (21,906)
    Inventories                                     11,977         (42,495)
    Prepaid expenses and other
      current assets                                (3,604)         (3,255)
  Other assets                                        (101)           (255)
  Accounts payable                                   4,096          (5,927)
  Accrued expenses                                   2,434           5,452
  Income taxes payable                               4,893             933
Net cash (used in) provided
  by operating activities                           87,304         (25,769)

Cash flows from investing activities
Purchases of held-to-maturity
  securities                                      (129,156)         (9,000)
Maturities of held-to-maturity
  securities                                        25,395          25,000
Purchases of available-for-sale
  securities                                       (10,228)              -
Capital expenditures                                (4,248)        (10,401)
Proceeds from sale of property,
  plant and equipment                                    -           2,744
Net cash provided by (used in)
  investing activities                            (118,237)          8,343

Cash flows from financing activities
Proceeds from issuances
  of common stock                                    1,276           1,315
Net cash provided by
  financing activities                               1,276           1,315

Net change in cash and
  cash equivalents                                 (29,657)        (16,111)
Cash and cash equivalents
  at beginning of period                           288,210         283,025
Cash and cash equivalents
  at end of period                                $258,553        $266,914

Supplemental cash flow disclosures
Cash paid during the period for:
Income taxes (net of refunds)                        $(584)         $8,509

NON-CASH TRANSACTIONS: In the first quarter of 2002, APC recorded a restructuring charge that included a non-cash component of $3,877 (Note 4).

See accompanying notes to consolidated condensed financial statements.

                                                                       FORM 10-Q
                                                                  March 31, 2002



             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   Management Representation

The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements included in the American Power Conversion Corporation, APC, Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position and the consolidated results of operations and cash flows for the interim periods. The results of operations for the interim periods are not necessarily indicative of results to be expected for the full year. Certain 2001 balances have been reclassified to conform with 2002 presentation.


2.   Principles of Consolidation

The consolidated financial statements include the financial statements of American Power Conversion Corporation and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.


3.   Implementation of Recent Accounting Pronouncements

In consideration of guidance issued by the Financial Accounting Standards Board's Emerging Issues Task Force in Issue No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products, Issue No. 00-14, Accounting for Certain Sales Incentives and Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products), certain customer promotional payments, rebates and other discounts formerly classified as operating expenses have been retroactively re-classified as a reduction of revenue. These changes reduced net sales and also reduced marketing, selling, general and administrative expenses by $4.0 million and $4.6 million in the first quarters of 2002 and 2001, respectively. This accounting change had no impact on reported profit from operations, net income or earnings per share for any of the periods presented.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Impairment on Disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001. APC adopted Statement 144 on January 1, 2002. During the first quarter of 2002, APC announced its decision to consolidate its Philippines-based manufacturing operations resulting in the closing of APC's manufacturing facility in the province of Laguna. In connection with this action as well as the closure of manufacturing facilities in the U.S. and U.K., APC recorded $3.9 million of asset impairment charges related to buildings and equipment during the first quarter of 2002 of which $3.4 million and $0.5 million were classified in cost of goods sold and operating expenses, respectively. These impairment charges have not been allocated to APC's operating segments, but rather have been classified as indirect operating expenses for segment reporting consistent with APC's classification for its internal financial reporting; also refer to Note 9. At March 31, 2002, buildings and equipment held-for-sale of $7.1 million are stated at the lower of their fair values or carrying amounts, and depreciation is no longer recognized. APC expects to complete the sale of such buildings and equipment by the end of 2002. Also refer to Note 4.

In July 2001, the Financial Accounting Standards Board finalized Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Statement 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. APC adopted Statement 142 on January 1, 2002. With the adoption of Statement 142, APC implemented the necessary reclassifications in order to conform to the new criteria in Statement 141, Business Combinations, for recognition of intangible assets apart from goodwill.

Statement 142 requires that companies no longer amortize goodwill and other intangible assets with indefinite lives, but instead test goodwill impairment at least annually or more frequently if impairment indicators arise. Statement 142 also requires completion of a two-step transitional goodwill impairment test six months from the date of adoption. In connection with completion of the first step of its transitional analysis, APC has identified two reporting units with goodwill, Large Systems and Small Systems; these reporting units are also reportable segments. APC has determined the carrying value of each reporting unit by assigning the assets and liabilities, including existing goodwill and other intangible assets, to these reporting units as of the date of adoption. Completion of the first step of APC's analysis has indicated that there is impairment in the carrying amount of its goodwill. APC's goodwill is primarily associated with its Large Systems segment which consists primarily of UPS, DC-power systems, and precision cooling products for data centers, facilities, and communication applications. Conditions contributing to the goodwill impairment include the ongoing softness in IT and communications market segments coupled with lower corporate investment for these types of applications. To the extent that an indication of impairment exists, APC must perform a second test to measure the amount of the impairment. Determination of the amount of the impairment charge is required to be completed by no later than the end of the year of adoption of Statement 142. APC is currently evaluating its goodwill and other intangible assets with indefinite lives associated primarily with the Large Systems segment. Based on its preliminary analysis, APC anticipates recording a non-cash charge in 2002 that could approximate the current goodwill balance associated with the Large Systems segment of approximately $50 million. This charge will be recognized as the cumulative effect of a change in accounting principle and will have no effect on APC's operations or liquidity.

Statement 142 also provides for other intangible assets with definite useful lives to be amortized over their respective estimated useful lives to their estimated residual values and to be reviewed for impairment in accordance with Statement 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. APC's other intangible assets consist principally of technology and worldwide patent rights relating to uninterruptible power supply technology. With the adoption of Statement 142, APC reduced the estimated useful lives of its other intangible assets with definite useful lives from a weighted average life of approximately 15 years to a weighted average life of approximately 6 years. There are no expected residual values related to these intangible assets. At March 31, 2002, APC's other intangible assets were as follows:

         In thousands                            March 31, 2002
                                            Gross
                                           Carrying      Accumulated
                                            Amount      Amortization
         Amortized intangible assets
         Technology                        $80,642          $19,310
         Customer Lists                      8,900            2,535
         Tradenames                          3,157              782
         Total                             $92,699          $22,627

Aggregate amortization expense related to APC's other intangible assets for the first quarter of 2002 was $3.0 million. Estimated aggregated amortization for each of the next five succeeding fiscal years is $11.8 million for 2002, $11.7 million for 2003, $11.5 million for 2004, $11.5 million for 2005 and $11.5 million for 2006.

The following summary reconciles reported first quarter 2001 net income to adjusted net income as if APC had adopted FAS 142 on January 1, 2001:

         In thousands except                    Three months ended
           for per share amounts              March 31,     April 1,
                                                  2002         2001
         Reported net income                   $16,573      $27,194
         Add back: Goodwill amortization             -          765
         Adjust: Technology amortization             -         (627)
         Adjust: Customer lists amortization         -         (132)
         Adjust: Tradenames amortization             -          (51)
           Adjusted net income                 $16,573      $27,149

Had APC adopted FAS 142 effective January 1, 2001, there would have been no impact on first quarter 2001 earnings per share of $0.14.


4.   Restructuring

During the first quarter of 2002, APC announced global headcount reductions of approximately 17%. These actions impact personnel worldwide throughout a broad range of functions within the organization, principally in the U.S., U.K., Ireland, and the Philippines. The majority of these terminations are the result of APC's recent decision to consolidate its Philippines-based manufacturing operations resulting in the closing of APC's manufacturing facility in the province of Laguna. APC expects to fully implement these actions during the first half of 2002.

In the first quarter of 2002, APC recorded $7.3 million of related restructuring costs of which $4.8 million and $2.5 million were classified in cost of goods sold and operating expenses, respectively. These costs included the effects of approximately 941 employee terminations, principally in the manufacturing area, facilities closures and the related impairment of tangible assets. These costs have not been allocated to APC's operating segments, but rather have been classified as indirect operating expenses for segment reporting consistent with APC's classification for its internal financial reporting; also refer to Note 9. At March 31, 2002, buildings and equipment held-for-sale of $7.1 million are stated at the lower of their fair values or carrying amounts, and depreciation is no longer recognized. A summary of the related restructuring liabilities during the first quarter of 2002 is outlined below. APC expects all such restructuring liabilities at March 31, 2002 to be fully paid in cash by the end of 2002.

 (In thousands)  Restructuring                                  Restructuring
                 Liabilities at                                Liabilities at
                   January 1,     Total    Non-cash     Cash      March 31,
                      2002       Charges   Charges    Payments      2002
 2002
 Activities:

 Employee
   terminations      $ --        $2,550    $    --     $(968)      $1,582

 Facilities
   closures            --         4,717     (3,877)        --         840

 Total               $ --        $7,267    $(3,877)    $(968)      $2,422

In the second half of 2001, APC recorded $8.6 million of restructuring costs of which $4.1 million and $4.5 million were classified in cost of goods sold and operating expenses, respectively. These costs were associated with manufacturing downsizing actions primarily in Denmark and the U.K. and included the effects of approximately 450 employee terminations, principally in the manufacturing area, facilities closures and the related impairment of tangible and intangible assets. These costs have not been allocated to APC's operating segments, but rather have been classified as indirect operating expenses for segment reporting consistent with APC's classification for its internal financial reporting; also refer to Note 9. A summary of the related restructuring liabilities during the first quarter of 2002 is outlined below. APC expects all such restructuring liabilities at March 31, 2002 to be fully paid in cash by no later than the end of 2002.

 (In thousands)  Restructuring                                  Restructuring
                 Liabilities at                                Liabilities at
                   January 1,     Total    Non-cash     Cash      March 31,
                      2002       Charges   Charges    Payments      2002
 2001
 Activities:

 Employee
   terminations       $452        $ --       $ --      $(317)       $135

 Total                $452        $ --       $ --      $(317)       $135


5.   Short Term Investments

At March 31, 2002, short term investments consisted of U.S. Government agency, municipal, corporate and international asset and mortgage backed securities, and at December 31, 2001, short term investments consisted of corporate and municipal bonds, with original maturities greater than three months and less than or equal to one year. Held-to-maturity securities aggregated $183.7 million at March 31, 2002 and $79.8 million at December 31, 2001, and are carried at amortized cost. The cost of such held-to-maturity securities approximates fair market value and the unrealized holding gains or losses were not material. Available-for-sale securities aggregated $35.2 million at March 31, 2002 and $25.1 million at December 31, 2001. Available-for-sale securities are recorded at fair value with net unrealized gains and losses reported, net of tax, in other comprehensive income. At March 31, 2002 and December 31, 2001, the gross unrealized holding losses on available-for-sale securities were not material. Management determines the appropriate classification of securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Securities are classified as held-to-maturity when APC has the positive intent and ability to hold such securities to maturity.


6.   Earnings Per Share

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

           In thousands                         Three months ended
                                             March 31,      April 1,
                                                 2002          2001
           Basic weighted average
             shares outstanding               195,828       195,132
           Net effect of dilutive
             potential common shares
             outstanding based on
             the treasury stock
             method using the
             average market price               1,560         1,568
           Diluted weighted average
             shares outstanding               197,388       196,700

           Antidilutive potential
             common shares excluded
             from the computation above         6,481         9,797


7.   Shareholders' Equity

Changes in paid-in capital for the periods presented represent the issuances of common stock resulting from the exercise of employee stock options.


8.   Comprehensive Income

The components of comprehensive income, net of tax, are as follows:

           In thousands                         Three months ended
                                             March 31,      April 1,
                                                 2002          2001
           Net income                         $16,573       $27,194
           Other comprehensive income
             (loss), net of tax:
           Change in foreign currency
             translation adjustment               (83)          141
           Net unrealized loss on
             investments, net of
             income taxes                         (25)            -
           Other comprehensive
             income (loss)                       (108)          141
           Comprehensive income               $16,465       $27,335


9.   Operating Segment Information

Basis for presentation
APC operates primarily within one industry consisting of three reportable operating segments by which it manages its business and from which various offerings are commonly combined to develop a total solution for the customer. These efforts primarily incorporate the design, manufacture and marketing of power protection equipment and related software and accessories for computer, communications and related equipment. APC's three segments are: Small Systems, Large Systems and Other. Each of these segments address global markets. The Small Systems segment develops power solutions for servers and networking equipment commonly used in local area and wide area networks and for personal computers and sensitive electronics; additional accessories and software products are offered to enhance the management of these networks. The Large Systems segment produces large system solutions that provide power and availability solutions for data centers, facilities and communications equipment. The Other segment provides Web-based informational, product and selling services as well as replacement batteries for APC's UPS products and notebook computers.

APC measures the profitability of its segments based on direct contribution margin. Direct contribution margin includes R&D, marketing and administrative expenses directly attributable to the segments and excludes certain expenses which are managed outside the reportable segments. Costs excluded from segment profit are indirect operating expenses, primarily consisting of selling and corporate expenses, and income taxes. Expenditures for additions to long-lived assets are not tracked or reported by the operating segments, although depreciation expense is allocated to and reported by the operating segments.

Summary operating segment information is as follows:

          In thousands                         Three months ended
                                            March 31,      April 1,
                                                2002          2001
          Segment net sales
          Small Systems                     $242,562      $282,131
          Large Systems                       40,000        64,453
          Other                               12,597         7,427
          Total segment net sales            295,159       354,011
          shipping and handling
            revenues                           1,553         1,114
          Total net sales                   $296,712      $355,125

          Segment profits
          Small Systems                      $97,230      $107,300
          Large Systems                      (10,637)       (3,579)
          Other                                6,881         4,487
          Total segment profits               93,474       108,208
          Shipping and handling
            net costs                          3,483         6,285
          Indirect operating
            expenses                          68,643        69,311
          Other income, net                    1,831         5,422
          Earnings before
            income taxes                     $23,179       $38,034


10.  Litigation

APC is involved in various claims and legal actions arising in the ordinary course of business. APC does not believe that the ultimate disposition of these matters will have a material adverse effect on its consolidated financial position or results of operations or liquidity.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Implementation of Recent Accounting Pronouncements
In consideration of guidance issued by the Financial Accounting Standards Board's Emerging Issues Task Force in Issue No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products, Issue No. 00-14, Accounting for Certain Sales Incentives and Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products), certain customer promotional payments, rebates and other discounts formerly classified as operating expenses have been retroactively re-classified as a reduction of revenue. These changes reduced net sales and also reduced marketing, selling, general and administrative expenses by $4.0 million and $4.6 million in the first quarters of 2002 and 2001, respectively. This accounting change had no impact on reported profit from operations, net income or earnings per share for any of the periods presented.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Impairment on Disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001. We adopted Statement 144 on January 1, 2002. During the first quarter of 2002, we announced our decision to consolidate our Philippines-based manufacturing operations resulting in the closing of our manufacturing facility in the province of Laguna. In connection with this action as well as the closure of manufacturing facilities in the U.S. and U.K., we recorded $3.9 million of asset impairment charges related to buildings and equipment during the first quarter of 2002 of which $3.4 million and $0.5 million were classified in cost of goods sold and operating expenses, respectively. At March 31, 2002, buildings and equipment held-for-sale of $7.1 million are stated at the lower of their fair values or carrying amounts, and depreciation is no longer recognized. Also refer to Note 4 of Notes to Consolidated Condensed Financial Statements in Item 1 of this Report.

In July 2001, the Financial Accounting Standards Board finalized Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Statement 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. We adopted Statement 142 on January 1, 2002. With the adoption of Statement 142, we implemented the necessary reclassifications in order to conform to the new criteria in Statement 141, Business Combinations, for recognition of intangible assets apart from goodwill.

Statement 142 requires that companies no longer amortize goodwill and other intangible assets with indefinite lives, but instead test goodwill impairment at least annually or more frequently if impairment indicators arise. Statement 142 also requires completion of a two-step transitional goodwill impairment test six months from the date of adoption. In connection with completion of the first step of our transitional analysis, we have identified two reporting units with goodwill, Large Systems and Small Systems; these reporting units are also reportable segments. We have determined the carrying value of each reporting unit by assigning the assets and liabilities, including existing goodwill and other intangible assets, to these reporting units as of the date of adoption. Completion of the first step of our analysis has indicated that there is impairment in the carrying amount of our goodwill. Our goodwill is primarily associated with our Large Systems segment which consists primarily of UPS, DC-power systems, and precision cooling products for data centers, facilities, and communication applications. Conditions contributing to the goodwill impairment include the ongoing softness in IT and communications market segments coupled with lower corporate investment for these types of applications. To the extent that an indication of impairment exists, we must perform a second test to measure the amount of the impairment. Determination of the amount of the impairment charge is required to be completed by no later than the end of the year of adoption of Statement 142. We are currently evaluating our goodwill and other intangible assets with indefinite lives associated primarily with the Large Systems segment. Based on our preliminary analysis, we anticipate recording a non-cash charge in 2002 that could approximate the current goodwill balance associated with the Large Systems segment of approximately $50 million. This charge will be recognized as the cumulative effect of a change in accounting principle and will have no effect on our operations or liquidity.

Statement 142 also provides for other intangible assets with definite useful lives to be amortized over their respective estimated useful lives to their estimated residual values and to be reviewed for impairment in accordance with Statement 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Our other intangible assets consist principally of technology and worldwide patent rights relating to uninterruptible power supply technology. With the adoption of Statement 142, we reduced the estimated useful lives of our other intangible assets with definite useful lives from a weighted average life of approximately 15 years to a weighted average life of approximately 6 years. There are no expected residual values related to these intangible assets. Aggregate amortization expense related to our other intangible assets for the first quarter of 2002 was $3.0 million. Estimated aggregated amortization for each of the next five succeeding fiscal years is $11.8 million for 2002, $11.7 million for 2003, $11.5 million for 2004, $11.5 million for 2005 and $11.5 million for 2006. Also refer to Note 3 of Notes to Consolidated Condensed Financial Statements in Item 1 of this Report.

Revenues
Net sales were $296.7 million for the first quarter of 2002, a decrease of 16.4% compared to $355.1 million for the same period in 2001. First quarter 2002 net sales included approximately $1.8 million attributable to the acquisition of select inventory and related technology associated with outside plant, networking power product lines from ARRIS Group acquired during the fourth quarter of 2001. Our first quarter 2002 net sales were impacted by continued softness in IT and communications market segments with general IT spending and growth in core technology applications, such as PCs, down year-over-year. Our Small Systems business, which provides power protection, uninterruptible power supply (UPS), and management products for the PC, server, and local area networking markets, was negatively impacted in the first quarter of 2002 by continued industry softness in the IT markets, weakening global economies, and maturing markets. Net sales of the Small Systems segment decreased 14.0% year-over-year to $242.6 million and represented 82.2% of first quarter 2002 net sales. Our Large Systems segment, consisting primarily of UPS, DC-power systems, and precision cooling products for data centers, facilities, and communication applications, continued to be negatively impacted in the first quarter of 2002 by lower corporate investment for these types of applications. Revenues in this segment were down year-over-year 37.9% to $40.0 million and represented 13.6% of first quarter 2002 net sales. Net sales of the Other segment, which consists primarily of replacement batteries and Web-based services, were $12.6 million for the first quarter of 2002, up from $7.4 million for the same period in 2001. This increase was driven primarily by the growth of replacement batteries for UPS hardware.

On a geographic basis, the Americas (North and Latin America) represented 56.6% of first quarter 2002 revenues and were down 23.6% year-over-year. Europe, the Middle East and Africa (EMEA) represented 25.2% of revenues and was down 0.5% from the first quarter of 2001. Finally, Asia was 18.3% of first quarter revenues, decreasing 10.1% year-over-year. On a constant currency basis, EMEA was up 2.4% and Asia decreased 4.9% versus the first quarter of 2001.

Cost of Goods Sold
Cost of goods sold was $194.4 million or 65.5% of net sales in the first quarter of 2002 compared to $234.7 million or 66.1% in the first quarter of 2001. First quarter 2002 gross margin was 34.5% of sales, approximately 60 basis points higher than the comparable period in 2001. The year-over-year gross margin improvement resulted principally from an overall segment mix shift away from the Large Systems business to the more profitable Small Systems and Other businesses. The year-over-year gross margins within the Small Systems businesses also benefited from favorable product mix within the segment as well as cost improvements resulting from additional product transitions to low-cost factories, partially offset by the impact of pricing actions and an unfavorable channel mix shift. The year-over-year gross margins within the Large Systems businesses continued to be adversely impacted by continuing revenue decline and the resulting fixed cost inefficiencies.

Additionally, first quarter 2002 gross margins included the effects of restructuring costs of $4.8 million. These restructuring costs were associated with our first quarter 2002 global headcount reductions of approximately 17%. These charges were the result of events or assessments that occurred during the first quarter of 2002 and included the effects of employee terminations, facilities closures, and the related impairment of tangible assets. These actions impact personnel worldwide throughout a broad range of functions within the organization, principally in the U.S., U.K., Ireland, and the Philippines. The majority of these terminations are the result of our recent decision to consolidate our Philippines-based manufacturing operations resulting in the closing of our manufacturing facility in the province of Laguna. These costs have not been allocated to our operating segments, but rather have been classified as indirect operating expenses for segment reporting consistent with our classification for internal financial reporting; also refer to Note 9 of Notes to Consolidated Condensed Financial Statements in Item 1 of this Report. We expect to fully implement these restructuring actions during the first half of 2002. We anticipate annualized employment cost savings of approximately $10 million as a result of these actions. Due to the timing of the facilities closures and contractual or regulatory obligations to certain workers, the financial benefits of these actions will continue to phase in gradually during the remainder of 2002. Also refer to Note 4 of Notes to Consolidated Condensed Financial Statements in Item 1 of this Report.

Total inventory reserves at March 31, 2002 were $34.4 million compared to $32.9 million at December 31, 2001. There were no inventory charges, other than our standard provisioning, during the first quarter of 2002. Approximately $2.1 million of inventories associated with a third quarter 2001 charge for excess inventory related to specifically identified finished goods and raw materials inventories were physically disposed during the first quarter of 2002. Disposition of the remaining inventories is continuing into the second quarter of 2002; we anticipate that all excess inventory will be physically disposed by no later than the end of the first half of 2002. Our reserve estimate methodology involves quantifying the total inventory position having potential loss exposure. Loss exposure generally results from several business factors, including product or component discontinuance, unplanned changes in demand, product design changes, and factory transitions. Quantifying such loss exposure is the result of combining the cost of inventories specifically identified as having little or no opportunity for sale or use (thus available for physical disposition) plus the cost of inventories having a high risk of no future sale or use based upon an analysis of on-hand quantities compared to historical and anticipated future sale or use. We maintain an on-going business process for the physical disposition of inventories previously identified. Inventory write-offs occur at the time of physical disposition. Inventories, once reserved, are not written back up as such reserve adjustments are considered to be a permanent decrease to the cost basis of the excess or obsolete inventory.

Operating Expenses
Operating expenses include marketing, selling, general and administrative (SG&A) and R&D expenses.

SG&A expenses were $66.2 million or 22.3% of net sales for the first quarter of 2002 compared to $74.7 million or 21.0% of net sales for the first quarter of 2001. Total spending in the first quarter of 2002 decreased from prior year levels due to focused efforts to control expenses while improving the productivity and efficiency of our global resources and, to a lesser degree, as
a result of a decline in costs which are variable to revenue.   This decrease
was due principally to lower costs associated with decreased staffing and operating expenses of selling, marketing, and administrative functions, combined with lower advertising and promotional costs. The increase as a percentage of sales is attributable to certain fixed SG&A expenses spread over a lower revenue base. The allowance for doubtful accounts at March 31, 2002 was 8.1% of accounts receivable, compared to 6.6% at December 31, 2001. Accounts receivable balances outstanding over 60 days represented 19.2% of total receivables at March 31, 2002, up from 18.2% at December 31, 2001. This increase reflects in part a growing portion of our business originating in areas where longer payment terms are customary, including a growing contribution from international markets. In addition, we have experienced slower payment cycles as a result of what we believe is tighter fiscal management by our customers during the recent macro-economic downturn. Our collection experience in certain countries has also been adversely impacted by the devaluation of the local currency for customer obligations originally denominated in U.S. dollars. We continue to experience strong collection performance. Write-offs of uncollectable accounts represent less than 1% of net sales. A majority of international customer balances are covered by receivables insurance.

R&D expenses were $14.8 million or 5.0% of net sales and $13.1 million or 3.7% of net sales for the first quarters of 2002 and 2001, respectively. The increase in total R&D spending primarily reflects increased numbers of software and hardware engineers and costs associated with new product development and engineering support.

Other Income, Net and Income Taxes
Other income in the first quarter of 2002 is comprised primarily of interest income. Other income in the first quarter of 2001 is comprised of interest income combined with a $1.3 million gain on the sale of a building in Billerica, Massachusetts. Although average cash balances available for investment rose during the first quarter of 2002, interest income decreased substantially year-over-year due to lower short term interest rates during 2002.

Our effective income tax rate was approximately 28.5% for each of the quarters ended March 31, 2002 and April 1, 2001, respectively. This rate reflects expected tax savings from the portion of taxable earnings being generated from our operations in jurisdictions currently having a lower income tax rate than the present U.S. statutory income tax rate.


LIQUIDITY AND CAPITAL RESOURCES

Working capital at March 31, 2002 was $921.1 million compared to $884.4 million at December 31, 2001. We have been able to increase our working capital position as the result of continued positive operating results and despite internally financing the long-term capital investment required to support our operations. Our cash, cash equivalents and short-term investments position increased to $477.4 million at March 31, 2002 from $393.1 million at December 31, 2001.

Worldwide inventories were $334.6 million at March 31, 2002 compared to $350.6 million at December 31, 2001. The decrease in inventories was principally due to our continuing efforts to align our on-hand inventories with current and anticipated demand. There were no inventory charges, other than our standard provisioning, during the first quarter of 2002. Approximately $2.1 million of inventories associated with a third quarter 2001 charge for excess inventory related to specifically identified finished goods and raw materials inventories were physically disposed during the first quarter of 2002. Disposition of the remaining inventories is continuing into the second quarter of 2002; we anticipate that all excess inventory associated with the third quarter 2001 charge will be physically disposed by no later than the end of the first half of 2002. Inventory levels as a percentage of quarterly sales were 112.8% in the first quarter of 2002, up from 103.6% in the fourth quarter of 2001.

At March 31, 2002, we had $65.0 million available for future borrowings under an unsecured line of credit agreement at a floating interest rate equal to the bank's cost of funds rate plus .625% and an additional $6.0 million under unsecured line of credit agreements with two additional banks at similar interest rates. No borrowings were outstanding under these facilities at March 31, 2002. We had no significant financial commitments, other than those required in the normal course of business, at March 31, 2002.

During the first quarter of 2002, our capital expenditures consisted primarily of manufacturing and office equipment, buildings and improvements, and purchased software applications. The nature and level of our capital spending was primarily to improve manufacturing capabilities of international operations as well as to fund building improvements in the U.S. Substantially all of our net capital expenditures were financed from available operating cash. We had no material capital commitments at March 31, 2002.

We have agreements with the Industrial Development Authority of Ireland, otherwise known as the IDA. Under these agreements, we receive grant monies for costs incurred for machinery, equipment and building improvements for our Galway and Castlebar facilities. These grants are equal to 40% and 60%, respectively, of such costs up to a maximum of $13.1 million for Galway and $1.3 million for Castlebar. Such grant monies are subject to our meeting certain employment goals and maintaining operations in Ireland until termination of the respective agreements.

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

At March 31, 2002, our unhedged foreign currency accounts receivable, by currency, were as follows:

             In thousands            Foreign
                                    Currency     US Dollars
             European Euros           41,688       $36,818
             Japanese Yen          2,533,669       $19,096
             Swiss Francs             26,072       $15,539
             British Pounds            7,849       $11,386

We also had non-trade receivables denominated in Irish Pounds of approximately US$0.7 million, liabilities denominated in various European currencies of approximately US$41.0 million, and liabilities denominated in Japanese Yen of approximately US$4.7 million.

We continually review our foreign exchange exposure and consider various risk management techniques, including the netting of foreign currency receipts and disbursements, rate protection agreements with customers/vendors and derivatives arrangements, including foreign exchange contracts. We presently do not utilize rate protection agreements or derivative arrangements.


CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The U.S. Securities and Exchange Commission has defined critical accounting policies as those that are both most important to the portrayal of our financial condition and results and which require our most difficult, complex or subjective judgments or estimates. Based on this definition, we have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For all financial statement periods presented, there have been no material modifications to the application of these critical accounting policies except as discussed under Revenue Recognition below. For a detailed discussion on the application of these and other accounting policies, also refer to Note 1 of Notes to Consolidated Financial Statements in Item 8 of American Power Conversion Corporation's Annual Report on Form 10-K for the year ended December 31, 2001.

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

We offer additional services to customers depending on the type of product the customer has purchased, including on-site services, installation consulting services, remote monitoring services, power audit services and network integration services. Revenue is recognized at the time services are provided or is deferred and recognized over the service period (where applicable). The fair value of these services are based upon the rates that we charge customers in separately negotiated transactions and such services are not essential to the functionality of the delivered product.

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

In consideration of guidance issued by the Financial Accounting Standards Board's Emerging Issues Task Force in Issue No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products, Issue No. 00-14, Accounting for Certain Sales Incentives and Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products), certain customer promotional payments, rebates and other discounts formerly classified as operating expenses have been retroactively re-classified as a reduction of revenue. These changes reduced net sales and also reduced marketing, selling, general and administrative expenses by $4.0 million and $4.6 million in the first quarters of 2002 and 2001, respectively. This accounting change had no impact on reported profit from operations, net income or earnings per share for any of the periods presented.

Estimating Valuation Allowances and Accrued Liabilities - Allowances for Sales Returns, Doubtful Accounts and Inventory Obsolescence, and Assessment of the Probability of the Outcome of our Current Litigation
Significant management judgments that affect the application of our revenue policy also include estimates of potential future product returns related to current period product revenue. We analyze historical returns, current economic trends and channel inventories when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates.

We provide limited rights of return to distributors and retailers for our Small Systems product lines. We provide appropriate reserves for returns at the time that related revenue is recognized based on historical patterns of returns and contractual provisions in accordance with the provisions of SFAS 48 and SAB 101. Returns of Large Systems products generally do not occur. Historically, returns have represented approximately 3% of gross sales and have not differed significantly from prior estimates.

Similarly, we must make estimates of the uncollectability of our accounts receivables. Management specifically analyzes accounts receivable balances in view of customer credit-worthiness, customer concentrations, historical bad debts, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. A majority of international customer balances are covered by receivables insurance.
Our inventory reserve estimate methodology involves quantifying the total inventory position having potential loss exposure. Loss exposure generally results from several business factors, including product or component discontinuance, unplanned changes in demand, product design changes and factory transitions. Quantifying such loss exposure is the result of combining the cost of inventories specifically identified as having little or no opportunity for sale or use (thus available for physical disposition) plus the cost of inventories having a high risk of no future sale or use based upon an analysis of on-hand quantities compared to historical and anticipated future sale or use. We maintain an on-going business process for the physical disposition of inventories previously identified. Inventory write-offs occur at the time of physical disposition. Inventories, once reserved, are not written back up as such reserve adjustments are considered to be a permanent decrease to the cost basis of the excess or obsolete inventory. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

We are, and may in the future become, involved in litigation involving our business, products or operations. For pending claims for which there is an estimable range of loss greater than zero, we record the best estimate of liability within the range. If no point within the range is considered the best estimate, we record the minimum estimated liability. Because of uncertainties related to the identifiable range of loss on any pending claims, we may be unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we assess the potential liability related to our pending claims and revise our estimates.
Such revisions in our estimates of the potential liability could materially impact our results of operation and financial position. The litigation process is uncertain and includes the risk of an unexpected, unfavorable result. We may be materially adversely impacted by any such litigation.

Valuation of Long-lived Tangible and Intangible Assets including GoodwillWe assess the impairment of long-lived tangible and intangible assets on an ongoing basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Should our assessment suggest impairment, we would determine recoverability based on an estimate of future undiscounted cash flows resulting from our use of the asset and its eventual disposition. Factors we consider that could trigger an impairment review include the following:

 - significant underperformance relative to expected historical or projected future operating results;
 - significant changes in the manner of our use of the acquired assets or the strategy for our overall business;
 - significant negative industry or economic trends; and
 - significant technological changes, which would render equipment and manufacturing processes, obsolete.

In July 2001, the Financial Accounting Standards Board finalized Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Statement 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. We adopted Statement 142 on January 1, 2002. With the adoption of Statement 142, we implemented the necessary reclassifications in order to conform to the new criteria in Statement 141, Business Combinations, for recognition of intangible assets apart from goodwill. Statement 142 requires that companies no longer amortize goodwill and other intangible assets with indefinite lives, but instead test goodwill impairment at least annually or more frequently if impairment indicators arise. Statement 142 also requires completion of a two-step transitional goodwill impairment test six months from the date of adoption. In connection with completion of the first step of our transitional analysis, we have identified two reporting units with goodwill, Large Systems and Small Systems; these reporting units are also reportable segments. We have determined the carrying value of each reporting unit by assigning the assets and liabilities, including existing goodwill and other intangible assets, to these reporting units as of the date of adoption. Completion of the first step of our analysis has indicated that there is impairment in the carrying amount of our goodwill. Our goodwill is primarily associated with our Large Systems segment which consists primarily of UPS, DC-power systems, and precision cooling products for data centers, facilities, and communication applications. Conditions contributing to the goodwill impairment include the ongoing softness in IT and communications market segments coupled with lower corporate investment for these types of applications. To the extent that an indication of impairment exists, we must perform a second test to measure the amount of the impairment. Determination of the amount of the impairment charge is required to be completed by no later than the end of the year of adoption of Statement 142. We are currently evaluating our goodwill and other intangible assets with indefinite lives associated primarily with the Large Systems segment. Based on our preliminary analysis, we anticipate recording a non-cash charge in 2002 that could approximate the current goodwill balance associated with the Large Systems segment of approximately $50 million. This charge will be recognized as the cumulative effect of a change in accounting principle and will have no effect on our operations or liquidity.

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

To the extent we believe that recovery of deferred tax assets is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the consolidated statements of income. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We recorded a valuation allowance of $1.7 million as of December 31, 2001, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of net operating losses generated in 2001 for the start up of Brazilian operations, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations. The net deferred tax asset as of March 31, 2002 was $37.8 million, net of a valuation allowance of $1.7 million.

Recently Issued Accounting Standards
In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for fiscal years beginning after June 15, 2002; we will adopt this Statement on January 1, 2003. The adoption of this Statement is not expected to have a material impact on our consolidated financial position or results of operations.

Factors That May Affect Future Results
This document contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this document.

The factors that could cause actual results to differ materially include the following: The impact of new accounting rules, including SFAS 142, and the possibility that the anticipated 2002 charges for goodwill may differ from the current approximation; the extent to which we are able to execute our planned job reductions and realize anticipated cost savings in resultant productivity and efficiency improvements; impact on order management and fulfillment, financial reporting and supply chain management processes as a result of our implementation of Oracle 11i commenced in the first quarter 2001; our ability to successfully integrate and operate the product lines acquired from ARRIS; the impact on demand, component availability and pricing, and logistics that result from war, acts of terrorism or political instability; the timely development and acceptance of new products; ramp up, expansion and rationalization of global manufacturing capacity; our ability to effectively align operating expenses and production capacity with the current demand environment; general worldwide economic conditions, and, in particular, the possibility that the PC and related markets decline more dramatically than currently anticipated; growth rates in the power protection industry and related industries, including but not limited to the PC, server, networking, telecommunications and enterprise hardware industries; competitive factors and pricing pressures; product mix changes and the potential negative impact on gross margins from such changes; changes in the seasonality of demand patterns; inventory risks due to shifts in market demand; component constraints, shortages and quality; risk of nonpayment of accounts receivable; the uncertainty of the litigation process including risk of an unexpected, unfavorable result of current or future litigation; risk of disruption to Asian manufacturing operations due to political instability; and the risks described from time to time in our filings with the Securities and Exchange Commission.
We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We disclaim any obligation to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

For a discussion of these and other risk factors, please refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2001.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We, in the normal course of business, are exposed to market risks relating to fluctuations in foreign currency exchange rates. The information required under this section related to such risks is included in the Foreign Currency Activity section of Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of this Report and is incorporated herein by reference.



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

(B)  Reports on Form 8-K

No reports on Form 8-K were filed by American Power Conversion Corporation during the quarter ended March 31, 2002.

                                                                       FORM 10-Q
                                                                  March 31, 2002


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      AMERICAN POWER CONVERSION CORPORATION

                               Date:  May 15, 2002


                               /s/ Donald M. Muir

                                 Donald M. Muir
                             Chief Financial Officer
                  (Principal Accounting And Financial Officer)

                                                                       FORM 10-Q
                                                                  March 31, 2002



             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
                                  EXHIBIT INDEX


Exhibit                                                                  Page
Number    Description                                                     No.
 3.01     Articles of Organization of APC,as amended, previously
          filed as an exhibit to APC's Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 1999 and incorporated herein by reference (File No. 1-12432)

 3.02 By-Laws of APC, as amended and restated, previously filed as an exhibit to APC's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference (File No. 1-12432)