Form 10-Q
period 2002-06-30
AMERICAN POWER CONVERSION CORPORATION
filed 2002-08-14
CIK 835910

QUARTERLY REPORT ON FORM 10-Q
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                            _________________________

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT
      OF 1934
      For the quarterly period ended June 30, 2002

                                       or

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

                        YES  [ X ]             NO  [   ]


   Registrant's Common Stock outstanding, $.01 par value, at August 8, 2002 -
                               196,036,000 shares

                                                                       FORM 10-Q
                                                                   June 30, 2002


             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

                                      INDEX


                                                                      Page No.

Part I - Financial Information:

 Item 1. Consolidated Condensed Financial Statements:
         Consolidated Condensed Balance Sheets -
         June 30, 2002 (Unaudited) and December 31, 2001                3 - 4

         Consolidated Condensed Statements of Income -
         Three Months and Six Months Ended
         June 30, 2002 and July 1, 2001 (Unaudited)                       5

         Consolidated Condensed Statements of Cash Flows -
         Three Months and Six Months Ended
         June 30, 2002 and July 1, 2001 (Unaudited)                       6

         Notes to Consolidated Condensed Financial Statements
         (Unaudited)                                                    7 - 13


 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           13 - 22


 Item 3. Quantitative and Qualitative Disclosures
         About Market Risk                                                22

Part II - Other Information:

 Item 4.  Submission of Matters to a Vote of Security Holders          22 - 23

 Item 5.  Other Events                                                    23

 Item 6.  Exhibits and Reports on Form 8-K                                23

Signatures                                                                24

Exhibit Index                                                             25

                                                                       FORM 10-Q
                                                                   June 30, 2002
PART I - CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

ITEM 1.  FINANCIAL STATEMENTS

             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)

                                     ASSETS

                                                June 30,      December 31,
                                                   2002              2001
                                             (Unaudited)
Current assets:
Cash and cash equivalents                      $240,409          $288,210
Short term investments (Note 5)                 284,018           104,868
Accounts receivable, less allowance
  for doubtful accounts of
  $18,438 in 2002 and $18,712 in 2001           224,515           263,595
Inventories:
  Raw materials                                 176,864           158,140
  Work-in-process and finished goods            124,174           192,496
Total inventories                               301,038           350,636

Prepaid expenses and
  other current assets                           23,810            15,935
Assets held-for-sale (Note 4)                     6,906                 -
Deferred income taxes                            42,242            44,255

Total current assets                          1,122,938         1,067,499

Property, plant and equipment:
  Land, buildings and improvements               66,028            71,166
  Machinery and equipment                       196,079           200,000
  Office equipment, furniture
    and fixtures                                 74,284            72,510
  Purchased software                             31,231            30,463

                                                367,622           374,139

Less accumulated depreciation
  and amortization                              180,110           164,154

Net property, plant and equipment               187,512           209,985

Goodwill (Note 3)                                56,388            56,388
Other intangibles, net (Note 3)                  67,121            73,100
Long term investments                            32,541                 -
Deferred income taxes                            10,548            10,924
Other assets                                      2,683             2,876

Total assets                                 $1,479,731        $1,420,772

See accompanying notes to consolidated condensed financial statements.

                                                                       FORM 10-Q
                                                                   June 30, 2002

             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)
                     (In thousands except per share amount)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                June 30,      December 31,
                                                   2002              2001
                                             (Unaudited)
Current liabilities:
Accounts payable                                $71,106           $75,569
Accrued expenses                                 31,774            28,276
Accrued compensation                             27,087            21,640
Accrued sales and marketing programs             21,645            23,011
Deferred revenue                                 16,406            14,451
Income taxes payable                             25,349            20,131

Total current liabilities                       193,367           183,078

Deferred tax liability                           14,353            16,306

Total liabilities                               207,720           199,384

Shareholders' equity (Notes 7 and 8):
Common stock, $0.01 par value;
  authorized 450,000 shares;
  issued 196,282 shares in 2002
  and 196,025 shares in 2001                      1,963             1,960
Additional paid-in capital                      129,029           126,365
Retained earnings                             1,145,757         1,099,541
Treasury stock, 250 shares, at cost              (1,551)           (1,551)
Accumulated other comprehensive loss             (3,187)           (4,927)

Total shareholders' equity                    1,272,011         1,221,388

Total liabilities and shareholders' equity   $1,479,731        $1,420,772

See accompanying notes to consolidated condensed financial statements.

                                                                       FORM 10-Q
                                                                   June 30, 2002

             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    (In thousands except earnings per share)
                                    Six months ended        Three months ended
                                 June 30,      July 1,     June 30,      July 1,
                                    2002         2001         2002         2001
                                                   (Unaudited)
Net sales (Notes 3 and 9)       $604,912     $711,113     $308,200     $355,988

Cost of goods sold               384,918      456,186      190,507      221,487

Gross profit                     219,994      254,927      117,693      134,501

Operating expenses:
Marketing, selling, general
  and administrative (Note 3)    130,243      150,324       64,091       75,642
Research and development          29,459       26,483       14,658       13,351

Total operating expenses         159,702      176,807       78,749       88,993

Operating income                  60,292       78,120       38,944       45,508

Other income, net                  4,346        8,584        2,515        3,162

Earnings before income taxes      64,638       86,704       41,459       48,670

Income taxes                      18,422       24,711       11,816       13,871

Net income                       $46,216      $61,993      $29,643      $34,799

Basic earnings per share           $0.24        $0.32        $0.15        $0.18

Basic weighted average
  shares outstanding             195,872      195,043      195,918      195,176

Diluted earnings per share         $0.23        $0.31        $0.15        $0.18

Diluted weighted average
  shares outstanding             197,144      196,983      196,917      197,482

See accompanying notes to consolidated condensed financial statements.

                                        5
<PAGE
                                                                       FORM 10-Q
                                                                   June 30, 2002

             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                    Six months ended        Three months ended
                                 June 30,      July 1,     June 30,      July 1,
                                    2002         2001         2002         2001
                                                   (Unaudited)
Cash flows from
  operating activities
Net income                       $46,216      $61,993      $29,643      $34,799
Adjustments to reconcile net
  income to net cash provided
  by operating activities:
Depreciation and amortization
  of property, plant and
  equipment                       20,138       19,342        9,174        9,466
Gain on sale of property,
  plant and equipment                  -       (1,337)           -            -
Amortization of goodwill and
  other intangibles                5,902        5,771        2,951        2,884
Provision for doubtful accounts    2,388        2,784          409        1,168
Provision for inventories          7,000        3,654        2,918        2,979
Deferred income taxes                436           86         (631)        (546)
Restructuring charges              3,877            -            -            -
Other non-cash items, net          1,740         (381)       1,848         (522)
Changes in operating assets
  and liabilities:
    Accounts receivable           36,692       (4,298)      10,468       17,608
    Inventories                   42,598      (78,210)      30,621      (35,715)
    Prepaid expenses and
      other current assets        (7,875)          59       (4,271)       3,314
    Other assets                     270         (172)         371           83
    Accounts payable              (4,463)       2,730       (8,559)       8,657
    Accrued expenses               9,534        6,503        7,100        1,051
    Income taxes payable           5,218         (726)         325       (1,659)
Net cash provided by
  operating activities           169,671       17,798       82,367       43,567

Cash flows from
  investing activities
Purchases of held-to-
  maturity securities           (310,607)     (13,853)    (181,451)      (4,853)
Maturities of held-to-
  maturity securities            119,345       25,000       93,950            -
Purchases of available-
  for-sale securities            (25,429)           -      (15,201)           -
Maturities of available-
  for-sale securities              5,000            -        5,000            -
Capital expenditures              (8,448)     (28,468)      (4,200)     (18,067)
Proceeds from sale of
  property, plant and
  equipment                            -        2,744            -            -
Net cash used in investing
  activities                    (220,139)     (14,577)    (101,902)     (22,920)

Cash flows from
  financing activities
Proceeds from issuances of
  common stock                     2,667        5,502        1,391        4,187
Net cash provided by
  financing activities             2,667        5,502        1,391        4,187

Net change in cash and cash
  equivalents                    (47,801)       8,723      (18,144)      24,834
Cash and cash equivalents at
  beginning of period            288,210      283,025      258,553      266,914
Cash and cash equivalents at
  end of period                 $240,409     $291,748     $240,409     $291,748

Supplemental cash flow
  disclosures
Cash paid during the period for:
Income taxes (net of refunds)    $10,940      $23,985      $11,524      $15,476

NON-CASH TRANSACTIONS: In the first quarter of 2002, APC recorded a restructuring charge that included a non-cash component of $3,877 (Note 4).

See accompanying notes to consolidated condensed financial statements.

                                                                       FORM 10-Q
                                                                   June 30, 2002



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


3.   Implementation of Recent Accounting Pronouncements

In consideration of guidance issued by the Financial Accounting Standards Board's Emerging Issues Task Force in Issue No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products, Issue No. 00-14, Accounting for Certain Sales Incentives and Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products), certain customer promotional payments, rebates and other discounts formerly classified as operating expenses have been retroactively re-classified as a reduction of revenue. These changes reduced net sales and also reduced marketing, selling, general and administrative expenses by $4.2 million and $8.6 million in the second quarters of 2002 and 2001, respectively, and $8.3 million and $13.1 million in the first six months of 2002 and 2001, respectively. This accounting change had no impact on reported profit from operations, net income or earnings per share for any of the periods presented.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Impairment on Disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001. APC adopted Statement 144 on January 1, 2002. During the first quarter of 2002, APC announced its decision to consolidate its Philippines-based manufacturing operations resulting in the closing of APC's manufacturing facility in the province of Laguna. In connection with this action as well as the closure of manufacturing facilities in the U.S. and U.K., APC recorded $3.9 million of asset impairment charges related to buildings and equipment during the first quarter of 2002 of which $3.4 million and $0.5 million were classified in cost of goods sold and operating expenses, respectively. These impairment charges have not been allocated to APC's operating segments, but rather have been classified as indirect operating expenses for segment reporting consistent with APC's classification for its internal financial reporting; also refer to Note 9. At June 30, 2002, buildings and equipment held-for-sale of $6.9 million are stated at the lower of their fair values less estimated selling costs or carrying amounts, and depreciation is no longer recognized. APC expects to complete the sale of such buildings and equipment by the end of 2002. Also refer to Note 4.

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

Statement 142 requires that companies no longer amortize goodwill and other intangible assets with indefinite lives, but instead test goodwill impairment at least annually or more frequently if impairment indicators arise. Statement 142 also requires completion of a two-step transitional goodwill impairment test within six months of the date of adoption. In connection with completion of the first step of its transitional analysis, APC has identified two reporting units with goodwill, Large Systems and Small Systems; these reporting units are also reportable segments. APC has determined the carrying value of each reporting unit by assigning the assets and liabilities, including existing goodwill and other intangible assets, to these reporting units as of the date of adoption. Completion of the first step of APC's analysis has indicated that there is impairment in the carrying amount of its goodwill. APC's goodwill is primarily associated with its Large Systems segment which consists primarily of UPS, DC-power systems, and precision cooling products for data centers, facilities, and communication applications. Conditions contributing to the goodwill impairment include the ongoing softness in IT and communications market segments coupled with lower corporate investment for these types of applications. To the extent that an indication of impairment exists, APC must perform a second test to measure the amount of the impairment. Determination of the amount of the impairment charge is required to be completed by no later than the end of the year of adoption of Statement 142. APC is currently evaluating its goodwill and other intangible assets with indefinite lives associated primarily with the Large Systems segment. Based on its preliminary analysis, APC anticipates recording a non-cash charge in the third quarter of 2002 that could approximate the current goodwill balance associated with the Large Systems segment of approximately $50 million ($35 million on an after-tax basis). Any charge will be recognized as the cumulative effect of a change in accounting principle and will have no effect on APC's operations or liquidity.

Statement 142 also provides for other intangible assets with definite useful lives to be amortized over their respective estimated useful lives to their estimated residual values and to be reviewed for impairment in accordance with Statement 144, Impairment on Disposal of Long-Lived Assets. APC's other intangible assets consist principally of technology and licensed patent rights relating to uninterruptible power supply technology. With the adoption of Statement 142, APC reduced the estimated useful lives of its other intangible assets with definite useful lives from a weighted average life of approximately 15 years to a weighted average life of approximately 6 years. There are no expected residual values related to these intangible assets. At June 30, 2002, APC's other intangible assets were as follows:

       In thousands                               June 30, 2002
                                             Gross
                                          Carrying       Accumulated
                                            Amount      Amortization
       Amortized intangible assets
       Technology                          $80,642           $21,801
       Customer Lists                        8,900             2,870
       Tradenames                            3,157               907
       Total                               $92,699           $25,578

Aggregate amortization expense related to APC's other intangible assets for the second quarter and first half of 2002 was $2.9 million and $5.9 million, respectively. Estimated aggregated amortization for each of the next five succeeding fiscal years is $11.8 million for 2002, $11.7 million for 2003, $11.5 million for 2004, $11.5 million for 2005 and $11.5 million for 2006.

The following summary reconciles reported second quarter and first half 2001 net income to adjusted net income as if APC had adopted FAS 142 on January 1, 2001, excluding the amortization of goodwill and reflecting the adjusted useful lives of other intangible assets:

 In thousands                          Six months ended     Three months ended
                                      June 30,    July 1,   June 30,    July 1,
                                         2002       2001       2002       2001
 Reported net income                  $46,216    $61,993    $29,643    $34,799
 Add back: Goodwill amortization            -      1,530          -        765
 Adjust: Technology amortization            -     (1,240)         -       (613)
 Adjust: Customer lists amortization        -       (265)         -       (132)
 Adjust: Tradenames amortization            -       (103)         -        (51)
  Adjusted net income                 $46,216    $61,915    $29,643    $34,768

Had APC adopted FAS 142 effective January 1, 2001, there would have been no impact on second quarter 2001 earnings per share of $0.18 or first half 2001 earnings per share of $0.31.


4.   Restructuring

During the first quarter of 2002, APC announced global headcount reductions of approximately 17%. These actions impacted personnel worldwide throughout a broad range of functions within the organization, principally in the U.S., U.K., Ireland, and the Philippines. The majority of these terminations were the result of APC's recent decision to consolidate its Philippines-based manufacturing operations resulting in the closing of APC's manufacturing facility in the province of Laguna. APC expects to fully implement these actions during the third quarter of 2002.

In the first quarter of 2002, APC recorded $7.3 million of related restructuring costs of which $4.8 million and $2.5 million were classified in cost of goods sold and operating expenses, respectively. These costs included the effects of approximately 941 employee terminations, principally in the manufacturing area, facilities closures and the related impairment of tangible assets. These costs have not been allocated to APC's operating segments, but rather have been classified as indirect operating expenses for segment reporting consistent with APC's classification for its internal financial reporting; also refer to Note 9. At June 30, 2002, buildings and equipment held-for-sale of $6.9 million are stated at the lower of their fair values less estimated selling costs or carrying amounts, and depreciation is no longer recognized. A summary of the related restructuring liabilities during the first and second quarters of 2002 is outlined below. APC expects all such restructuring liabilities at June 30, 2002 to be fully paid in cash by the end of 2002.

 In thousands   Restructuring                                  Restructuring
                Liabilities at                                 Liabilities at
                  January 1,      Total    Non-cash    Cash       March 31,
                     2002        Charges    Charges   Payments      2002
 2002
 Activities:

 Employee
   terminations      $ --        $2,550    $    --     $(968)     $1,582

 Facilities
   closures            --         4,717     (3,877)       --         840

 Total               $ --        $7,267    $(3,877)    $(968)     $2,422

 In thousands   Restructuring                                  Restructuring
                Liabilities at                                 Liabilities at
                  March 31,       Total    Non-cash    Cash       June 30,
                    2002         Charges    Charges   Payments      2002
 2002
 Activities:

 Employee
   terminations    $1,582         $ --       $ --      $1,358     $  224

 Facilities
   closures           840                                  --        840

 Total             $2,422         $ --       $ --      $1,358     $1,064

In the second half of 2001, APC recorded $8.6 million of restructuring costs of which $4.1 million and $4.5 million were classified in cost of goods sold and operating expenses, respectively. These costs were associated with manufacturing downsizing actions primarily in Denmark and the U.K. and included the effects of approximately 450 employee terminations, principally in the manufacturing area, facilities closures and the related impairment of tangible and intangible assets. These costs have not been allocated to APC's operating segments, but rather have been classified as indirect operating expenses for segment reporting consistent with APC's classification for its internal financial reporting; also refer to Note 9. A summary of the related restructuring liabilities during the first and second quarters of 2002 is outlined below. APC expects all such restructuring liabilities at June 30, 2002 to be fully paid in cash by no later than the end of 2002.

 In thousands   Restructuring                                  Restructuring
                Liabilities at                                 Liabilities at
                  January 1,      Total    Non-cash    Cash       March 31,
                     2002        Charges    Charges   Payments      2002
 2001
 Activities:

 Employee
   terminations      $452         $ --       $ --      $(317)       $135

 Total               $452         $ --       $ --      $(317)       $135


 In thousands   Restructuring                                  Restructuring
                Liabilities at                                 Liabilities at
                   March 31,     Total    Non-cash      Cash      June 30,
                     2002       Charges    Charges    Payments      2002
 2001
 Activities:

 Employee
   terminations      $135         $ --       $ --      $ 101        $ 34

 Total               $135         $ --       $ --      $ 101        $ 34

5.   Investments

APC classifies as short term its investments with original maturities greater than three months and less than or equal to one year, and as long term its investments with remaining maturities greater than one year. At June 30, 2002, short term investments consisted of U.S. Government agency, municipal, corporate, and asset and mortgage backed securities, and long term investments consisted of U.S. Government agency and corporate securities. At December 31, 2001, short term investments consisted of corporate and municipal bonds; APC held no long term investments at December 31, 2001. Short term held-to-maturity securities aggregated $238.5 million at June 30, 2002 and $79.8 million at December 31, 2001. Long term held-to-maturity securities aggregated $32.5 million at June 30, 2002. Held-to-maturity securities are carried at amortized cost; the cost of such held-to-maturity securities approximates fair market value and the unrealized holding gains or losses were not material. Available-for-sale securities aggregated $45.5 million at June 30, 2002 and $25.1 million at December 31, 2001. Available-for-sale securities are recorded at fair value with net unrealized gains and losses reported, net of tax, in other comprehensive income. At June 30, 2002 and December 31, 2001, the gross unrealized holding losses on available-for-sale securities were not material. Management determines the appropriate classification of securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Securities are classified as held-to-maturity when APC has the positive intent and ability to hold such securities to maturity.

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

 In thousands                     Six months ended       Three months ended
                                June 30,     July 1,    June 30,     July 1,
                                   2002        2001        2002        2001
 Basic weighted average
   shares outstanding           195,872     195,043     195,918     195,176

 Net effect of dilutive
   potential common shares
   outstanding based on the
   treasury stock method
   using the average
   market price                   1,272       1,940         999       2,306


 Diluted weighted average
   shares outstanding           197,144     196,983     196,917     197,482

 Antidilutive potential
   common shares excluded from
   the computation above          7,787       6,797       9,093       6,720


7.   Shareholders' Equity

Changes in paid-in capital for the periods presented represent the issuances of common stock resulting from the exercise of employee stock options.

On June 11, 2002, APC's shareholders voted to amend its 1997 Stock Option Plan to increase the aggregate number of shares of Common Stock authorized for issuance under the Plan from 24,000,000 shares to 33,500,000 shares.

8.   Comprehensive Income

The components of comprehensive income, net of tax, are as follows:

 In thousands                     Six months ended       Three months ended
                                June 30,     July 1,    June 30,     July 1,
                                   2002        2001        2002        2001
 Net income                     $46,216     $61,993     $29,643     $34,799

 Other comprehensive income
  (loss), net of tax:
   Change in foreign currency
    translation adjustment        1,784        (381)      1,867        (522)
   Net unrealized loss on
    investments, net of
    income taxes                    (44)          -         (19)          -
   Other comprehensive
    income (loss)                 1,740        (381)      1,848        (522)

 Comprehensive income           $47,956     $61,612     $31,491     $34,277


9.   Operating Segment Information

Basis for presentation
APC operates primarily within one industry consisting of three reportable operating segments by which it manages its business and from which various offerings are commonly combined to develop a total solution for the customer. These efforts primarily incorporate the design, manufacture and marketing of power protection equipment and related software and accessories for computer, communications and related equipment. APC's three segments are: Small Systems, Large Systems and Other. Each of these segments address global markets. The Small Systems segment develops power solutions principally for servers and networking equipment commonly used in local area and wide area networks and for personal computers and sensitive electronics; additional accessories and software products are offered to enhance the management of these networks. The Large Systems segment produces large system solutions that principally provide power and availability solutions for data centers, facilities and communications equipment. The Other segment principally provides Web-based informational, product and selling services and notebook computer accessories, as well as replacement batteries for APC's UPS products.

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

Summary operating segment information is as follows:

 In thousands                    Six months ended         Three months ended
                              June 30,      July 1,     June 30,      July 1,
                                 2002         2001         2002         2001
 Segment net sales
 Small Systems               $490,050     $572,984     $247,488     $290,853
 Large Systems                 85,531      118,861       45,531       54,408
 Other                         25,897       16,538       13,300        9,111
 Total segment net sales      601,478      708,383      306,319      354,372
 Shipping and handling
   revenues                     3,434        2,730        1,881        1,616
 Total net sales             $604,912     $711,113     $308,200     $355,988

 In thousands                    Six months ended         Three months ended
                              June 30,      July 1,     June 30,      July 1,
                                 2002         2001         2002         2001
 Segment profits
 Small Systems               $196,905     $231,649     $ 99,675     $124,349
 Large Systems                (15,379)     (11,044)      (4,742)      (7,465)
 Other                         14,946       10,108        8,065        5,621
 Total segment profits        196,472      230,713      102,998      122,505
 Shipping and handling
   net costs                    7,767       11,835        4,284        5,550
 Indirect operating
   expenses                   128,413      140,758       59,770       71,447
 Other income, net              4,346        8,584        2,515        3,162
 Earnings before
   income taxes               $64,638      $86,704      $41,459      $48,670


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



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Implementation of Recent Accounting Pronouncements
In consideration of guidance issued by the Financial Accounting Standards Board's Emerging Issues Task Force in Issue No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products, Issue No. 00-14, Accounting for Certain Sales Incentives and Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products), certain customer promotional payments, rebates and other discounts formerly classified as operating expenses have been retroactively re-classified as a reduction of revenue. These changes reduced net sales and also reduced marketing, selling, general and administrative expenses by $4.2 million and $8.6 million in the second quarters of 2002 and 2001, respectively, and $8.3 million and $13.1 million in the first six months of 2002 and 2001, respectively. This accounting change had no impact on reported profit from operations, net income or earnings per share for any of the periods presented.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Impairment on Disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001. We adopted Statement 144 on January 1, 2002. During the first quarter of 2002, we announced our decision to consolidate our Philippines-based manufacturing operations resulting in the closing of our manufacturing facility in the province of Laguna. In connection with this action as well as the closure of manufacturing facilities in the U.S. and U.K., we recorded $3.9 million of asset impairment charges related to buildings and equipment during the first quarter of 2002 of which $3.4 million and $0.5 million were classified in cost of goods sold and operating expenses, respectively. At June 30, 2002, buildings and equipment held-for-sale of $6.9 million are stated at the lower of their fair values less estimated selling costs or carrying amounts, and depreciation is no longer recognized. Also refer to Note 4 of Notes to Consolidated Condensed Financial Statements in Item 1 of this Report.

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

Statement 142 requires that companies no longer amortize goodwill and other intangible assets with indefinite lives, but instead test goodwill impairment at least annually or more frequently if impairment indicators arise. Statement 142 also requires completion of a two-step transitional goodwill impairment test within six months of the date of adoption. In connection with completion of the first step of our transitional analysis, we have identified two reporting units with goodwill, Large Systems and Small Systems; these reporting units are also reportable segments. We have determined the carrying value of each reporting unit by assigning the assets and liabilities, including existing goodwill and other intangible assets, to these reporting units as of the date of adoption. Completion of the first step of our analysis has indicated that there is impairment in the carrying amount of our goodwill. Our goodwill is primarily associated with our Large Systems segment which consists primarily of UPS, DC-power systems, and precision cooling products for data centers, facilities, and communication applications. Conditions contributing to the goodwill impairment include the ongoing softness in IT and communications market segments coupled with lower corporate investment for these types of applications. To the extent that an indication of impairment exists, we must perform a second test to measure the amount of the impairment. Determination of the amount of the impairment charge is required to be completed by no later than the end of the year of adoption of Statement 142. We are currently evaluating our goodwill and other intangible assets with indefinite lives associated primarily with the Large Systems segment. Based on our preliminary analysis, we anticipate recording a non-cash charge in the third quarter of 2002 that could approximate the current goodwill balance associated with the Large Systems segment of approximately $50 million ($35 million on an after-tax basis). Any charge will be recognized as the cumulative effect of a change in accounting principle and will have no effect on our operations or liquidity.

Statement 142 also provides for other intangible assets with definite useful lives to be amortized over their respective estimated useful lives to their estimated residual values and to be reviewed for impairment in accordance with Statement 144, Impairment on Disposal of Long-Lived Assets. Our other intangible assets consist principally of technology and licensed patent rights relating to uninterruptible power supply technology. With the adoption of Statement 142, we reduced the estimated useful lives of our other intangible assets with definite useful lives from a weighted average life of approximately 15 years to a weighted average life of approximately 6 years. There are no expected residual values related to these intangible assets. Aggregate amortization expense related to our other intangible assets for the second quarter and first half of 2002 was $2.9 million and $5.9 million, respectively. Estimated aggregated amortization for each of the next five succeeding fiscal years is $11.8 million for 2002, $11.7 million for 2003, $11.5 million for 2004, $11.5 million for 2005 and $11.5 million for 2006. Also refer to Note 3 of Notes to Consolidated Condensed Financial Statements in Item 1 of this Report.

Revenues
Net sales were $308.2 million for the second quarter of 2002, a decrease of 13.4% compared to $356.0 million for the same period in 2001. Net sales for the first half of 2002 were $604.9 million compared to $711.1 million in 2001, a decrease of 14.9%. Our first half 2002 net sales were impacted by continued softness in IT and communications market segments with general IT spending and growth in core technology applications, such as PCs, down year-over-year. Our Small Systems business, which provides power protection, uninterruptible power supply (UPS), and management products for the PC, server, and local area networking markets, was negatively impacted in the first half of 2002 by continued industry softness in the IT markets, weakening global economies, and maturing markets. Second quarter 2002 net sales of the Small Systems segment represented 80.8% of total second quarter 2002 net sales and decreased 14.9% year-over-year to $247.5 million. First half 2002 net sales of the Small Systems segment represented 81.5% of total first half 2002 net sales and decreased 14.5% year-over-year to $490.1 million. Our Large Systems segment, consisting primarily of UPS, DC-power systems, and precision cooling products for data centers, facilities, and communication applications, continued to be negatively impacted in the first half of 2002 by lower corporate investment for these types of applications. Revenues in this segment represented 14.9% of total second quarter 2002 net sales and were down year-over-year 16.3% to $45.5 million. Revenues in this segment represented 14.2% of total first half 2002 net sales and were down year-over-year 28.0% to $85.5 million. Net sales of the Other segment, which consists primarily of notebook computer accessories, replacement batteries and Web-based services, were $13.3 million for the second quarter of 2002, up from $9.1 million for the same period in 2001, and were $26.9 million for the first half of 2002, up from $16.5 million for the same period last year. This increase was driven primarily by the growth of notebook computer accessories and replacement batteries for UPS hardware.

On a geographic basis, the Americas (North and Latin America) represented 57.8% of total second quarter 2002 revenues and were down 17.9% over the same period in 2001. The Americas represented 57.2% of total first half 2002 revenues and were down 20.7% over the same period last year. Europe, the Middle East and Africa (EMEA) represented 26.6% of total second quarter 2002 revenues and was down 8.8% from the same period in 2001. EMEA represented 25.9% of total first half 2002 revenues and was down 5.0% from the same period last year. Finally, Asia was 15.6% of total second quarter revenues, decreasing 2.3% over the same period in 2001. Asia was 16.9% of total first half revenues, decreasing 6.6% over the same period last year. On a constant currency basis, EMEA was down 11.5% and Asia decreased 1.3% versus the second quarter of 2001, and EMEA was down 5.4% and Asia decreased 2.8% versus the first half of 2001.

Cost of Goods Sold
Cost of goods sold was $190.5 million or 61.8% of net sales in the second quarter of 2002 compared to $221.5 million or 62.2% in the second quarter of 2001. Cost of goods sold was $384.9 million or 63.6% of net sales in the first half of 2002 compared to $456.2 million or 64.2% in the first half of 2001. Second quarter 2002 gross margin was 38.2% of sales, approximately 40 basis points higher than the comparable period in 2001. First half 2002 gross margin was 36.4% of sales, approximately 60 basis points higher than the comparable period last year. The second quarter gross margin improvement resulted primarily from improved manufacturing efficiencies related to our capacity rationalization efforts and increasing average selling prices due to favorable currency trends. The first half year-over-year gross margin improvement resulted principally from an overall segment mix shift away from the Large Systems business to the more profitable Small Systems and Other businesses. The second quarter year-over-year gross margin erosion within the Small Systems businesses reflected unfavorable pricing actions and mix changes partially offset by increasing average selling prices due to favorable currency trends. The first half year-over-year gross margins within the Small Systems businesses benefited from favorable product mix within the segment as well as cost improvements resulting from additional product transitions to low-cost factories, partially offset by the impact of pricing actions. The second quarter year-over-year gross margin improvement within the Large Systems businesses reflected lower manufacturing costs attributed to our cost rationalization events from last year. The first half year-over-year gross margins within the Large Systems businesses continued to be adversely impacted by continuing revenue decline and the resulting fixed manufacturing cost inefficiencies.

Additionally, first half 2002 gross margins included the effects of restructuring costs of $4.8 million taken during the first quarter of 2002. These restructuring costs were associated with our first quarter 2002 global headcount reductions of approximately 17%. These charges were the result of events or assessments that occurred during the first quarter of 2002 and included the effects of employee terminations, facilities closures, and the related impairment of tangible assets. These actions impacted personnel worldwide throughout a broad range of functions within the organization, principally in the U.S., U.K., Ireland, and the Philippines. The majority of these terminations were the result of our recent decision to consolidate our Philippines-based manufacturing operations resulting in the closing of our manufacturing facility in the province of Laguna. These costs have not been allocated to our operating segments, but rather have been classified as indirect operating expenses for segment reporting consistent with our classification for internal financial reporting; also refer to Note 9 of Notes to Consolidated Condensed Financial Statements in Item 1 of this Report. We expect to fully implement these restructuring actions during the third quarter of 2002. We anticipate annualized employment cost savings of approximately $10 million as a result of these actions. Due to the timing of the facilities closures and contractual or regulatory obligations to certain workers, the financial benefits of these actions will continue to phase in gradually during the remainder of 2002. Also refer to Note 4 of Notes to Consolidated Condensed Financial Statements in Item 1 of this Report.

Total inventory reserves at June 30, 2002 were $35.7 million compared to $32.9 million at December 31, 2001. There were no inventory charges, other than our standard provisioning, during the second quarter and first half of 2002. Approximately $2.0 million and $2.1 million of inventories associated with a third quarter 2001 charge for excess inventory related to specifically identified finished goods and raw materials inventories were physically disposed during the second and first quarters of 2002, respectively. Disposition of the remaining inventories is continuing into the third quarter of 2002; we anticipate that all such excess inventory will be physically disposed by no later than the end of 2002. Our reserve estimate methodology involves quantifying the total inventory position having potential loss exposure. Loss exposure generally results from several business factors, including product or component discontinuance, unplanned changes in demand, product design changes, and factory transitions. Quantifying such loss exposure is the result of combining the cost of inventories specifically identified as having little or no opportunity for sale or use (thus available for physical disposition) plus the cost of inventories having a high risk of no future sale or use based upon an analysis of on-hand quantities compared to historical and anticipated future sale or use. We maintain an on-going business process for the physical disposition of inventories previously identified. Inventory write-offs occur at the time of physical disposition. Inventories, once reserved, are not written back up as such reserve adjustments are considered to be a permanent decrease to the cost basis of the excess or obsolete inventory.

Operating Expenses
Operating expenses include marketing, selling, general and administrative (SG&A) and R&D expenses.

SG&A expenses were $64.1 million or 20.8% of net sales for the second quarter of 2002 compared to $75.6 million or 21.2% of net sales for the second quarter of 2001. SG&A expenses were $130.2 million or 21.5% of net sales for the first half of 2002 compared to $150.3 million or 21.1% of net sales for the first half of 2001. Total spending in the second quarter and first half of 2002 decreased from comparable prior year levels due to focused efforts to control expenses while improving the productivity and efficiency of our global resources and, to a lesser degree, as a result of a decline in costs which are variable to revenue. These decreases were due principally to lower costs associated with decreased staffing and operating expenses of our selling and marketing functions, combined with lower advertising and promotional costs. The allowance for doubtful accounts at June 30, 2002 was 7.6% of accounts receivable, compared to 6.6% at December 31, 2001. Accounts receivable balances outstanding over 60 days represented 13.7% of total receivables at June 30, 2002, down from 18.2% at December 31, 2001. Such amounts reflect in part a growing portion of our business originating in areas where longer payment terms are customary, including a growing contribution from international markets. In addition, we have experienced slower payment cycles as a result of what we believe is tighter fiscal management by our customers during the recent macro-economic downturn. Our collection experience in certain countries has also been adversely impacted by the devaluation of the local currency for customer obligations originally denominated in U.S. dollars. We continue to experience strong collection performance. Write-offs of uncollectable accounts represent less than 1% of net sales. A majority of international customer balances are covered by receivables insurance.

R&D expenses were $14.7 million or 4.8% of net sales and $13.2 million or 3.8% of net sales for the second quarters of 2002 and 2001, respectively. R&D expenses were $29.5 million or 4.9% of net sales and $26.5 million or 3.7% of net sales for the first six months of 2002 and 2001, respectively. The increase in total R&D spending primarily reflects increased numbers of software and hardware engineers and costs associated with new product development and engineering support.

Other Income, Net and Income Taxes
Other income in the second quarter and first half of 2002 is comprised primarily of interest income. Other income in the second quarter of 2001 is comprised primarily of interest income; other income in the first half of 2001 is comprised primarily of interest income combined with a $1.3 million gain on the sale of a building in Billerica, Massachusetts. Although average cash balances available for investment rose during the second quarter and first half of 2002, interest income decreased substantially versus the comparable periods last year due to lower short term interest rates during 2002.

Our effective income tax rate was approximately 28.5% for each of the quarters and first six months ended June 30, 2002 and July 1, 2001, respectively. This rate reflects expected tax savings from the portion of taxable earnings being generated from our operations in jurisdictions currently having a lower income tax rate than the present U.S. statutory income tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at June 30, 2002 was $929.6 million compared to $884.4 million at December 31, 2001. We have been able to increase our working capital position as the result of continued positive operating results and despite internally financing the long-term capital investment required to support our operations. Our cash, cash equivalents and short and long term investments position increased to $557.0 million at June 30, 2002 from $393.1 million at December 31, 2001.

Worldwide inventories were $301.0 million at June 30, 2002 compared to $350.6 million at December 31, 2001. The decrease in inventories was principally due to our continuing efforts to align our on-hand inventories with current and anticipated demand. There were no inventory charges, other than our standard provisioning, during the second quarter and first half of 2002. Approximately $2.0 million and $2.1 million of inventories associated with a third quarter 2001 charge for excess inventory related to specifically identified finished goods and raw materials inventories were physically disposed during the second and first quarters of 2002. Disposition of the remaining inventories is continuing into the third quarter of 2002; we anticipate that all excess inventory associated with the third quarter 2001 charge will be physically disposed by no later than the end of 2002. Inventory levels as a percentage of quarterly sales were 97.7% in the second quarter of 2002, down from 112.8% in the first quarter of 2002.

At June 30, 2002, we had $65.0 million available for future borrowings under an unsecured line of credit agreement at a floating interest rate equal to the bank's cost of funds rate plus 0.625% and an additional $6.0 million under unsecured line of credit agreements with two additional banks at similar interest rates. No borrowings were outstanding under these facilities at June 30, 2002. We had no significant financial commitments, other than those required in the normal course of business, at June 30, 2002.

During the second quarter and first half of 2002, our capital expenditures consisted primarily of manufacturing and office equipment, buildings and improvements, and purchased software applications. The nature and level of our capital spending was primarily to improve manufacturing capabilities of international operations as well as to fund building improvements in the U.S. Substantially all of our net capital expenditures were financed from available operating cash. We had no material capital commitments at June 30, 2002.

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

At June 30, 2002, our unhedged foreign currency accounts receivable, by currency, were as follows:

              In thousands           Foreign         US
                                    Currency       Dollars
              European Euros          32,908       $32,276
              Japanese Yen         1,600,553       $13,338
              Swiss Francs            19,636       $13,125
              British Pounds           5,394        $8,228

We also had non-trade receivables denominated in Irish Pounds of approximately US$0.8 million, liabilities denominated in various European currencies of approximately US$42.5 million, and liabilities denominated in Japanese Yen of approximately US$4.2 million.

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

Our arrangements do not generally include acceptance clauses. However, if an arrangement includes a customer specified acceptance provision, acceptance generally occurs at our factory prior to delivery. As we introduce new products in 2002, particularly PowerStruXureT, we anticipate that installation and customer acceptance provisions will become more common, and therefore increasingly significant for determining delivery and performance and consequently our entitlement to recognize revenue.

In consideration of guidance issued by the Financial Accounting Standards Board's Emerging Issues Task Force in Issue No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products, Issue No. 00-14, Accounting for Certain Sales Incentives and Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products), certain customer promotional payments, rebates and other discounts formerly classified as operating expenses have been retroactively re-classified as a reduction of revenue. These changes reduced net sales and also reduced marketing, selling, general and administrative expenses by $4.2 million and $8.6 million in the second quarters of 2002 and 2001, respectively, and $8.3 million and $13.1 million in the first six months of 2002 and 2001, respectively. This accounting change had no impact on reported profit from operations, net income or earnings per share for any of the periods presented.

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

Valuation of Long-lived Tangible and Intangible Assets including Goodwill
We assess the impairment of long-lived tangible and intangible assets on an ongoing basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Should our assessment suggest impairment, we would determine recoverability based on an estimate of future undiscounted cash flows resulting from our use of the asset and its eventual disposition. Factors we consider that could trigger an impairment review include the following:

  - significant underperformance relative to expected historical or projected future operating results;
  - significant changes in the manner of our use of the acquired assets or the strategy for our overall business;
  - significant negative industry or economic trends; and
  - significant technological changes, which would render equipment and manufacturing processes, obsolete.

In July 2001, the Financial Accounting Standards Board finalized Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Statement 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. We adopted Statement 142 on January 1, 2002. With the adoption of Statement 142, we implemented the necessary reclassifications in order to conform to the new criteria in Statement 141, Business Combinations, for recognition of intangible assets apart from goodwill. Statement 142 requires that companies no longer amortize goodwill and other intangible assets with indefinite lives, but instead test goodwill impairment at least annually or more frequently if impairment indicators arise. Statement 142 also requires completion of a two-step transitional goodwill impairment test within six months of the date of adoption. In connection with completion of the first step of our transitional analysis, we have identified two reporting units with goodwill, Large Systems and Small Systems; these reporting units are also reportable segments. We have determined the carrying value of each reporting unit by assigning the assets and liabilities, including existing goodwill and other intangible assets, to these reporting units as of the date of adoption. Completion of the first step of our analysis has indicated that there is impairment in the carrying amount of our goodwill. Our goodwill is primarily associated with our Large Systems segment which consists primarily of UPS, DC-power systems, and precision cooling products for data centers, facilities, and communication applications. Conditions contributing to the goodwill impairment include the ongoing softness in IT and communications market segments coupled with lower corporate investment for these types of applications. To the extent that an indication of impairment exists, we must perform a second test to measure the amount of the impairment. Determination of the amount of the impairment charge is required to be completed by no later than the end of the year of adoption of Statement 142. We are currently evaluating our goodwill and other intangible assets with indefinite lives associated primarily with the Large Systems segment. Based on our preliminary analysis, we anticipate recording a non-cash charge in the third quarter of 2002 that could approximate the current goodwill balance associated with the Large Systems segment of approximately $50 million ($35 million on an after-tax basis). Any charge will be recognized as the cumulative effect of a change in accounting principle and will have no effect on our operations or liquidity.

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

To the extent we believe that recovery of deferred tax assets is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the consolidated statements of income. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We recorded a valuation allowance of $1.7 million as of December 31, 2001, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of net operating losses generated in 2001 for the start up of Brazilian operations, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations. The net deferred tax asset as of June 30, 2002 was $38.4 million, net of a valuation allowance of $1.7 million.

Recently Issued Accounting Standards
In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Statement 146 is required to be applied prospectively to exit or disposal activities initiated after December 31, 2002; we will adopt this Statement on January 1, 2003. The adoption of this Statement is not expected to have a material impact on our consolidated financial position or results of operations.

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

The factors that could cause actual results to differ materially include the following: The impact of new accounting rules, including Statement 142, and the possibility that the anticipated 2002 charges for goodwill impairment may differ from the current approximation; the extent to which we are able to execute our planned job reductions and realize anticipated cost savings in resultant productivity and efficiency improvements; impact on order management and fulfillment, financial reporting and supply chain management processes as a result of human error or our reliance on, or a failure or disruption of, or latent defects in, a variety of computer systems, including Oracle 11i which was implemented in the first quarter 2001; the impact on demand, component availability and pricing, and logistics, and the disruption of Asian manufacturing operations, that result from war, acts of terrorism or political instability; ramp up, expansion and rationalization of global manufacturing capacity; our ability to effectively align operating expenses and production capacity with the current demand environment; general worldwide economic conditions, and, in particular, the possibility that the PC and related markets decline more dramatically than currently anticipated; growth rates in the power protection industry and related industries, including but not limited to the PC, server, networking, telecommunications and enterprise hardware industries; competitive factors and pricing pressures; product mix changes and the potential negative impact on gross margins from such changes; changes in the seasonality of demand patterns; inventory risks due to shifts in market demand; component constraints, shortages and quality; risk of nonpayment of accounts receivable; the uncertainty of the litigation process including risk of an unexpected, unfavorable result of current or future litigation; and the risks described from time to time in our filings with the Securities and Exchange Commission.
We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We disclaim any obligation to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

For a discussion of these and other risk factors, please refer to Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2001.


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



PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on June 11, 2002 at which APC's shareholders approved the following:

(i) by a vote of 164,087,010 shares in favor, 4,426,699 opposed, and 1,430,598 abstaining, the number of directors was fixed at seven.
(ii) the following persons (with vote results) were elected to serve another term as Directors of APC:

                                      For           Withheld
      Rodger B. Dowdell, Jr.      151,324,078      18,620,229
      James D. Gerson             162,520,902       7,423,405
      John G. Kassakian           163,646,789       6,297,518
      John F. Keane, Sr.          162,325,268       7,619,039
      Emanuel E. Landsman         153,411,873      16,532,434
      Ervin F. Lyon               162,391,079       7,553,228
      Neil E. Rasmussen           153,580,913      16,363,394

(iii) by a vote of 142,038,814 shares in favor, 24,670,935 opposed, and 3,234,558 abstaining, APC's 1997 Stock Option Plan was amended to increase the aggregate number of shares of Common Stock authorized for issuance under the Plan from 24,000,000 shares to 33,500,000 shares.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (CONT.)

In addition, the following shareholder proposals were not approved:

(i)   by a vote of 31,038,883 shares in favor, 97,844,800 opposed, 3,250,191 abstaining, and 37,810,433 broker non-votes, a shareholder proposal regarding the composition of APC's Board of Directors was not approved.
(ii)  by a vote of 25,387,238 shares in favor, 104,879,425 opposed, 1,867,211 abstaining, and 37,810,433 broker non-votes, a shareholder proposal regarding auditor independence was not approved.
(iii) by a vote of 51,709,268 shares in favor, 78,660,701 opposed, 1,763,905 abstaining, and 37,810,433 broker non-votes, a shareholder proposal regarding director independence was not approved.


ITEM 5.  OTHER EVENTS

At a meeting immediately following the Annual Meeting of Shareholders on June 11, 2002, APC's Board of Directors created a Nominating and Corporate Governance Committee of the Board of Directors. This committee is comprised entirely of independent directors and has responsibility for overseeing the process by which candidates are nominated for election to the Board of Directors and for other general corporate governance matters.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  Exhibits

Exhibit No. 3.01 Articles of Organization of APC, as amended, previously filed as an exhibit to APC's Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 1999 and incorporated herein by reference (File No. 1-12432)
Exhibit No. 3.02 By-Laws of APC, as amended and restated, previously filed as an exhibit to APC's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference (File No. 1-12432)
Exhibit No. 4.1  1997 Stock Option Plan of APC, as amended and restated, previously filed as Exhibit 4.3 to APC's Registration Statement on Form S-8 filed on July 3, 2002 and incorporated herein by reference (File No. 333-91994)
Exhibit No. 99.1 Certification of Rodger B. Dowdell, Jr., Chief Executive
                 Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
Exhibit No. 99.2 Certification of Donald M. Muir, Chief Financial Officer,
                 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002 *

* American Power Conversion Corporation has the originally signed certificate and will provide it to the Securities and Exchange Commission upon request.

(B)  Reports on Form 8-K

No reports on Form 8-K were filed by American Power Conversion Corporation during the quarter ended June 30, 2002.

                                                                       FORM 10-Q
                                                                   June 30, 2002


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      AMERICAN POWER CONVERSION CORPORATION

                             Date:  August 14, 2002


                               /s/ Donald M. Muir

                                 Donald M. Muir
                             Chief Financial Officer
                  (Principal Accounting And Financial Officer)

                                                                       FORM 10-Q
                                                                   June 30, 2002



             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
                                  EXHIBIT INDEX


Exhibit                                                                   Page
Number   Description                                                       No.

3.01 Articles of Organization of APC, as amended, previously filed as an exhibit to APC's Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 1999 and incorporated herein by reference (File No. 1-12432)

3.02 By-Laws of APC, as amended and restated, previously filed as an exhibit to APC's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference (File No. 1-12432)

4.1 1997 Stock Option Plan of APC, as amended and restated, previously filed as Exhibit 4.3 to APC's Registration
          Statement on Form S-8 filed on July 3, 2002 and incorporated herein by reference (File No. 333-91994)

99.1      Certification of Rodger B. Dowdell, Jr., Chief Executive         26
          Officer, pursuant to 18 U.S.C. Section 1350, as adopted
          pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.2      Certification of Donald M. Muir, Chief Financial                 27
          Officer, pursuant to 18 U.S.C. Section 1350, as adopted
          pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*American Power Conversion Corporation has the originally signed certificate and will provide it to the Securities and Exchange Commission upon request.

                                                           Exhibit 99.1


                                  CERTIFICATION



In connection with the Quarterly Report of American Power Conversion Corporation (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Rodger B. Dowdell, Jr., Chairman, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

   (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

   (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Rodger B. Dowdell, Jr.

Rodger B. Dowdell, Jr.
Chairman, President & Chief Executive Officer
August 14, 2002

                                                                    Exhibit 99.2


                                  CERTIFICATION



In connection with the Quarterly Report of American Power Conversion Corporation (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Donald M. Muir, Senior Vice President, Finance and Administration, Treasurer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

   (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

   (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Donald M. Muir

Donald M. Muir
Senior Vice President, Finance and Administration,
Treasurer and Chief Financial Officer

August 14, 2002