Form 10-Q
period 2002-09-29
AMERICAN POWER CONVERSION CORPORATION
filed 2002-11-13
CIK 835910

QUARTERLY REPORT ON FORM 10-Q
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                            _________________________

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934
      For the quarterly period ended September 29, 2002

                                       or

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
      (State or other jurisdiction of                  (I.R.S. employer
      incorporation or organization                  identification no.)


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

                       YES  [ X ]                NO  [   ]


  Registrant's Common Stock outstanding, $0.01 par value, at November 7, 2002 -
                               196,111,000 shares

                                                                       FORM 10-Q
                                                              September 29, 2002


             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                      Page No.

Part I - Financial Information:

  Item 1. Consolidated Condensed Financial Statements:
          Consolidated Condensed Balance Sheets -
          September 29, 2002 (Unaudited) and December 31, 2001         3 - 4

          Consolidated Condensed Statements of Income -
          Nine and Three Months Ended
          September 29, 2002 and September 30, 2001 (Unaudited)          5

          Consolidated Condensed Statements of Cash Flows -
          Nine and Three Months Ended
          September 29, 2002 and September 30, 2001 (Unaudited)          6

          Notes to Consolidated Condensed Financial
          Statements (Unaudited)                                       7 - 13

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         14 - 23

  Item 3. Quantitative and Qualitative Disclosures
          About Market Risk                                              24

  Item 4. Controls and Procedures                                        24

Part II - Other Information:

  Item 6. Exhibits and Reports on Form 8-K                               24

Signatures                                                               25

Certifications of Chief Executive Officer and
  Chief Financial Officer                                             26 - 27

Exhibit Index                                                            28

                                                                       FORM 10-Q
                                                              September 29, 2002
PART I - CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

ITEM 1.  FINANCIAL STATEMENTS

             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)

                                     ASSETS

                                       September 29,    December 31,
                                               2002            2001
                                        (Unaudited)
Current assets:
Cash and cash equivalents                  $201,676        $288,210
Short term investments (Note 5)             389,625         104,868
Accounts receivable, less allowance
  for doubtful accounts of
  $19,292 in 2002 and $18,712 in 2001       245,941         263,595
Inventories:
  Raw materials                             174,612         158,140
  Work-in-process and finished goods        119,760         192,496
Total inventories                           294,372         350,636

Prepaid expenses and
  other current assets                       23,520          15,935
Assets held-for-sale (Note 4)                 7,646               -
Deferred income taxes                        44,559          44,255

Total current assets                      1,207,339       1,067,499

Property, plant and equipment:
  Land, buildings and improvements           65,140          71,166
  Machinery and equipment                   193,795         200,000
  Office equipment, furniture
    and fixtures                             75,381          72,510
  Purchased software                         31,848          30,463

                                            366,164         374,139

Less accumulated depreciation
  and amortization                          186,146         164,154

Net property, plant and equipment           180,018         209,985

Long term investments (Note 5)               41,440               -
Goodwill (Note 3)                             6,679          56,388
Other intangibles, net (Note 3)              64,218          73,100
Deferred income taxes                        25,885          10,924
Other assets                                  2,588           2,876

Total assets                             $1,528,167      $1,420,772

See accompanying notes to consolidated condensed financial statements.

                                                                       FORM 10-Q
                                                              September 29, 2002

             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)
                     (In thousands except per share amount)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                       September 29,    December 31,
                                               2002            2001
                                        (Unaudited)
Current liabilities:
Accounts payable                            $88,720         $75,569
Accrued expenses                             35,363          28,276
Accrued compensation                         27,711          21,640
Accrued sales and marketing programs         23,184          23,011
Deferred revenue                             17,136          14,451
Income taxes payable                         41,863          20,131

Total current liabilities                   233,977         183,078

Deferred tax liability                       14,291          16,306

Total liabilities                           248,268         199,384

Shareholders' equity (Notes 7 and 8):
Common stock, $0.01 par value;
  authorized 450,000 shares;
  issued 196,295; shares in 2002
  and 196,025 shares in 2001                  1,963           1,960
Additional paid-in capital                  129,134         126,365
Retained earnings                         1,153,272       1,099,541
Treasury stock, 250 shares, at cost          (1,551)         (1,551)
Accumulated other comprehensive loss         (2,919)         (4,927)

Total shareholders' equity                1,279,899       1,221,388

Total liabilities and shareholders'
  equity                                 $1,528,167      $1,420,772

See accompanying notes to consolidated condensed financial statements.

                                                                       FORM 10-Q
                                                              September 29, 2002

             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    (In thousands except earnings per share)
                                 Nine months ended             Three months ended
                            September 29,  September 30,  September 29,  September 30,
                                    2002           2001           2002           2001
                                                     (Unaudited)
Net sales (Notes 3 and 9)       $942,055     $1,066,229       $337,143       $355,116

Cost of goods sold               585,066        700,211        200,148        244,025

Gross profit                     356,989        366,018        136,995        111,091

Operating expenses:
Marketing, selling, general
  and administrative (Note 3)    197,114        219,812         66,871         69,488
Research and development          44,060         39,497         14,601         13,014

Total operating expenses         241,174        259,309         81,472         82,502

Operating income                 115,815        106,709         55,523         28,589

Other income, net                  7,585         11,177          3,239          2,593

Earnings before income taxes
  and cumulative effect of
  accounting change              123,400        117,886         58,762         31,182

Income taxes                      35,169         33,598         16,747          8,887

Earnings before cumulative
  effect of accounting
  change                          88,231         84,288         42,015         22,295

Cumulative effect of
  accounting change,
  net of income taxes
  of $15,459 (Note 3)            (34,500)             -              -              -

Net income                       $53,731        $84,288        $42,015        $22,295


Basic earnings per share:

Basic earnings per share
  before the cumulative
  effect of accounting
  change                           $0.45          $0.43          $0.21          $0.11

Cumulative effect of
  accounting change, net           (0.18)             -              -              -

Basic earnings per share           $0.27          $0.43          $0.21          $0.11

Basic weighted average
  shares outstanding             195,899        195,154       $196,049        195,377


Diluted earnings per share:

Diluted earnings per share
  before the cumulative
  effect of accounting
  change                           $0.45          $0.43          $0.21          $0.11

Cumulative effect of
  accounting change, net           (0.18)             -              -              -

Diluted earnings per share         $0.27          $0.43          $0.21          $0.11

Diluted weighted average
  shares outstanding             196,804        196,769        196,631        196,522

See accompanying notes to consolidated condensed financial statements.

                                                                       FORM 10-Q
                                                              September 29, 2002

             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                 Nine months ended             Three months ended
                            September 29,  September 30,  September 29,  September 30,
                                    2002           2001           2002           2001
                                                      (Unaudited)
Cash flows from
  operating activities
Net income                       $53,731        $84,288        $42,015        $22,295
Adjustments to reconcile
  net income to net cash
  provided by operating
  activities:
Depreciation and
  amortization of
  property, plant
  and equipment                   30,349         30,641         10,211         11,299
Gain on sale of property,
  plant and equipment                  -         (1,337)             -              -
Amortization of goodwill
  and other intangibles            8,850          8,686          2,948          2,915
Provision for doubtful
  accounts                         3,459          4,365          1,071          1,581
Provision for inventories          8,710         17,832          1,710         14,178
Deferred income taxes            (17,280)           124         (2,257)            38
Restructuring charges              3,877          4,846              -          4,846
Cumulative effect of
  accounting change               49,959              -              -              -
Other non-cash items, net          2,008           (756)           268           (375)
Changes in operating
  assets and
  liabilities:
    Accounts receivable           14,195            236        (22,497)         4,534
    Inventories                   47,554        (93,259)         4,956        (15,049)
    Prepaid expenses and
     other current assets         (7,585)         3,106            290          3,047
    Other assets                      70         (1,236)           (95)        (1,064)
    Accounts payable              13,151         (8,546)        17,614        (11,276)
    Accrued expenses              16,016         14,134          6,482          7,631
    Income taxes payable          21,732        (11,908)        16,514        (11,182)
Net cash provided by
  operating activities           248,796         51,216         79,230         33,418

Cash flows from
  investing activities
Purchases of held-to-
  maturity securities           (776,922)       (47,978)      (466,420)       (34,125)
Maturities of held-to-
  maturity securities            461,360         25,000        342,015              -
Purchases of available-
  for-sale securities            (25,635)             -           (206)             -
Maturities of available-
  for-sale securities             15,000              -         10,000              -
Capital expenditures             (13,529)       (40,552)        (5,081)       (12,084)
Disposals of property,
  plant, and equipment             1,624              -          1,624              -
Proceeds from sale of
  property, plant and
  equipment                            -          2,744              -              -
Net cash used in
  investing activities          (338,102)       (60,786)      (118,068)       (46,209)

Cash flows from
  financing activities
Proceeds from issuances
  of common stock                  2,772          6,113            105            611
Net cash provided by
  financing activities             2,772          6,113            105            611

Net change in cash and
  cash equivalents               (86,534)        (3,457)       (38,733)       (12,180)
Cash and cash equivalents
 at beginning of period          288,210        283,025        240,409        291,748
Cash and cash equivalents
  at end of period              $201,676       $279,568       $201,676       $279,568

Supplemental cash flow
  disclosures
Cash paid during the
  period for:
Income taxes
  (net of refunds)               $11,372        $43,073           $432        $19,088

NON-CASH TRANSACTIONS: In the first quarter of 2002, APC recorded a restructuring charge that included a non-cash component of $3,877 (Note 4).

See accompanying notes to consolidated condensed financial statements.

                                                                       FORM 10-Q
                                                              September 29, 2002


             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   Management Representation

The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements included in the American Power Conversion Corporation, APC, Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position and the consolidated results of operations and cash flows for the interim periods. The results of operations for the interim periods are not necessarily indicative of results to be expected for the full year. Certain 2001 amounts and balances have been reclassified to conform with 2002 presentation.


2.   Principles of Consolidation

The consolidated financial statements include the financial statements of American Power Conversion Corporation and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.


3.   Implementation of Recent Accounting Pronouncements

In consideration of guidance issued by the Financial Accounting Standards Board's Emerging Issues Task Force in Issue No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products, Issue No. 00-14, Accounting for Certain Sales Incentives and Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products), certain customer promotional payments, rebates and other discounts formerly classified as operating expenses have been retroactively re-classified as a reduction of revenue. These changes reduced net sales and also reduced marketing, selling, general and administrative expenses by $8.7 million and $5.8 million in the third quarters of 2002 and 2001, respectively, and $17.0 million and $18.9 million in the first nine months of 2002 and 2001, respectively. This accounting change had no impact on reported profit from operations, net income or earnings per share for any of the periods presented.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Impairment on Disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001. APC adopted Statement 144 on January 1, 2002. During the first quarter of 2002, APC announced its decision to consolidate its Philippines-based manufacturing operations resulting in the closing of APC's manufacturing facility in the province of Laguna. In connection with this action as well as the closure of manufacturing facilities in the U.S. and U.K., APC recorded $3.9 million of asset impairment charges related to buildings and equipment during the first quarter of 2002 of which $3.4 million and $0.5 million were classified in cost of goods sold and operating expenses, respectively. These impairment charges have not been allocated to APC's operating segments, but rather have been classified as indirect operating expenses for segment reporting consistent with APC's classification for its internal financial reporting; also refer to Note 9. At September 29, 2002, two buildings and equipment held-for-sale of $7.6 million are stated at the lower of their fair values less estimated selling costs or carrying amounts, and depreciation is no longer recognized. APC completed the sale of a building located in Maryland in October 2002 and expects to complete its sale of the remaining building, located in the Philippines, and related equipment by the end of 2002. Also refer to Note 4.

In July 2001, the Financial Accounting Standards Board finalized Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Statement 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. APC adopted Statement 142 on January 1, 2002. With the adoption of Statement 142, APC implemented the necessary reclassifications in order to conform to the new criteria in Statement of Financial Accounting Standards No. 141, Business Combinations, for recognition of intangible assets apart from goodwill.

Statement 142 requires that companies no longer amortize goodwill and other intangible assets with indefinite lives, but instead test goodwill impairment at least annually or more frequently if impairment indicators arise. Statement 142 also requires completion of a two-step transitional goodwill impairment test.
In connection with completion of the first step of its transitional analysis, APC identified two reporting units with goodwill, Large Systems and Small Systems; these reporting units are also reportable segments. APC then determined the carrying value of each reporting unit by assigning the assets and liabilities, including existing goodwill and other intangible assets, to these reporting units as of the date of adoption. Completion of the first step of APC's analysis indicated impairment in the carrying amount of its goodwill. APC's goodwill was primarily associated with its Large Systems segment which consists primarily of uninterruptible power supply (UPS), DC-power systems, and precision cooling products for data centers, facilities, and communication applications. Conditions contributing to the goodwill impairment included the ongoing softness in IT and communications market segments coupled with lower corporate investment for these types of applications.

In connection with completion of the second step of its transitional analysis, APC compared the carrying amount of reporting unit goodwill with the implied fair value of reporting unit goodwill, both of which were measured as of the date of adoption. The implied fair value of goodwill was determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with Statement 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Based on this second step, APC has recorded a non-cash charge that approximates the goodwill balance associated with our Large Systems segment of approximately $50 million (approximately $35 million on an after-tax basis). This charge has been recognized as the cumulative effect of a change in accounting principle net of income taxes, included in APC's results as of January 1, 2002, and has no effect on APC's operations or liquidity. The remaining goodwill of $6.7 million is associated with our Small Systems segment. APC will evaluate each of its reporting units with goodwill during the fourth quarter of each fiscal year or more frequently if impairment indicators arise.

Statement 142 also provides for other intangible assets with definite useful lives to be amortized over their respective estimated useful lives to their estimated residual values and to be reviewed for impairment in accordance with Statement 144. APC's other intangible assets consist principally of technology and licensed patent rights relating to uninterruptible power supply technology. With the adoption of Statement 142, APC reduced the estimated useful lives of its other intangible assets with definite useful lives from a weighted average life of approximately 15 years to a weighted average life of approximately 6 years. There are no expected residual values related to these intangible assets. At September 29, 2002, APC's other intangible assets were as follows:

  In thousands                          September 29, 2002
                                     Gross
                                   Carrying       Accumulated
                                    Amount       Amortization
  Amortized intangible assets
  Technology                        $80,642           $24,198
  Customer Lists                      8,900             3,183
  Tradenames                          3,157             1,100
  Total                             $92,699           $28,481

Aggregate amortization expense related to APC's other intangible assets for the third quarter and first nine months of 2002 was $2.9 million and $8.9 million, respectively. Estimated aggregated amortization for each of the next five succeeding fiscal years is $11.8 million for 2002, $11.7 million for 2003, $11.5 million for 2004, $11.5 million for 2005 and $11.5 million for 2006.

The following summary reconciles reported third quarter and first nine months 2001 net income to adjusted net income as if APC had adopted Statement 142 on January 1, 2001, excluding the amortization of goodwill and reflecting the adjusted useful lives of other intangible assets:

In thousands                     Nine months ended             Three months ended
                            September 29,  September 30,  September 29,  September 30,
                                    2002           2001           2002           2001
Reported net income              $53,731        $84,288        $42,015        $22,295
Add back:
  Goodwill amortization                -          2,295              -            765
Adjust:
  Technology amortization              -         (1,861)             -           (607)
  Customer lists amortization          -           (397)             -           (132)
  Tradenames amortization              -           (154)             -            (51)
Adjusted net income              $53,731        $84,171        $42,015        $22,270

Had APC adopted Statement 142 effective January 1, 2001, there would have been no impact on third quarter 2001 earnings per share of $0.11 or first nine months 2001 earnings per share of $0.43.


4.   Restructuring

During the first quarter of 2002, APC announced global headcount reductions of approximately 17%. These actions impacted personnel worldwide throughout a broad range of functions within the organization, principally in the U.S., U.K., Ireland, and the Philippines. The majority of these terminations were the result of APC's decision to consolidate its Philippines-based manufacturing operations resulting in the closing of APC's manufacturing facility in the province of Laguna. APC expects to fully implement these restructuring actions by no later than the end of 2002.

In the first quarter of 2002, APC recorded $7.3 million of related restructuring costs of which $4.8 million and $2.5 million were classified in cost of goods sold and operating expenses, respectively. These costs included the effects of approximately 941 employee terminations, principally in the manufacturing area, facilities closures and the related impairment of tangible assets. These costs have not been allocated to APC's operating segments, but rather have been classified as indirect operating expenses for segment reporting consistent with APC's classification for its internal financial reporting; also refer to Note 9. At September 29, 2002, two buildings and equipment held-for-sale of $7.6 million are stated at the lower of their fair values less estimated selling costs or carrying amounts, and depreciation is no longer recognized. APC completed the sale of a building located in Maryland in October 2002 and expects to complete its sale of the remaining building, located in the Philippines, and related equipment by the end of 2002. A summary of the related 2002 restructuring liabilities during the first, second, and third quarters of 2002 is outlined below. APC expects all such restructuring liabilities at September 29, 2002 to be fully paid in cash by the end of 2002.

In thousands        Restructuring                                         Restructuring
                   Liabilities at                                         Liabilities at
                     January 1,       Total      Non-cash       Cash        March 31,
                        2002         Charges     Charges      Payments         2002

2002 Restructuring Plans:

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

In thousands        Restructuring                                         Restructuring
                   Liabilities at                                         Liabilities at
                      March 31,       Total      Non-cash       Cash         June 30,
                        2002         Charges     Charges      Payments         2002

2002 Restructuring Plans:

Employee
  terminations         $1,582          $ --         $ --     $(1,358)           $224

Facilities
  closures                840            --           --          --             840

Total                  $2,422          $ --         $ --     $(1,358)         $1,064


                    Restructuring                                         Restructuring
                   Liabilities at                                         Liabilities at
                      June 30,        Total      Non-cash       Cash      September 29,
                        2002         Charges     Charges      Payments         2002

2002 Restructuring Plans:

Employee
  terminations           $224          $ --         $ --       $(161)            $63

Facilities
  closures                840            --           --          --             840

Total                  $1,064          $ --         $ --       $(161)           $903

In the second half of 2001, APC recorded $8.6 million of restructuring costs of which $4.1 million and $4.5 million were classified in cost of goods sold and operating expenses, respectively. These costs were associated with manufacturing downsizing actions primarily in Denmark and the U.K. and included the effects of approximately 450 employee terminations, principally in the manufacturing area, facilities closures and the related impairment of tangible and intangible assets. These costs have not been allocated to APC's operating segments, but rather have been classified as indirect operating expenses for segment reporting consistent with APC's classification for its internal financial reporting; also refer to Note 9. A summary of the related 2001 restructuring liabilities during the first, second, and third quarters of 2002 is outlined below. All such restructuring liabilities were fully paid in cash at September 29, 2002.

In thousands        Restructuring                                         Restructuring
                   Liabilities at                                         Liabilities at
                     January 1,       Total      Non-cash       Cash        March 31,
                        2002         Charges     Charges      Payments         2002

2001 Restructuring Plans:

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

                    Restructuring                                         Restructuring
                   Liabilities at                                         Liabilities at
                      March 31,       Total      Non-cash       Cash         June 30,
                        2002         Charges     Charges      Payments         2002

2001 Restructuring Plans:

Employee
  terminations           $135          $ --         $ --       $(101)            $34

Total                    $135          $ --         $ --       $(101)            $34

In thousands        Restructuring                                         Restructuring
                   Liabilities at                                         Liabilities at
                      June 30,        Total      Non-cash       Cash      September 29,
                        2002         Charges     Charges      Payments         2002

2001 Restructuring Plans:

Employee
  terminations            $34          $ --         $ --        $(34)           $ --

Total                     $34          $ --         $ --        $(34)           $ --

5.   Investments

In thousands                    September 29,      December 31,
                                        2002              2001
Current available-for-
  sale securities
Corporate bonds                      $35,726           $25,092

Current held-to-maturity
  securities
Certificates of deposit              139,158            12,257
Corporate bonds                      134,993            32,583
Municipal bonds and notes             68,748            30,083
U.S. government
  agency securities                   11,000             4,853
                                     353,899            79,776
Total short term
  investments                       $389,625          $104,868

Long term held-to-
  maturity securities
U.S. government agency
  securities                         $26,557               $ -
Corporate bonds                       14,329                 -
Equity investments                       554                 -
Total long term
  investments                        $41,440               $ -

APC classifies as short term its investments with original maturities greater than three months and less than or equal to one year, and as long term its investments with remaining maturities greater than one year. Available-for-sale securities are recorded at fair value with net unrealized gains and losses reported, net of tax, in other comprehensive income. At September 29, 2002 and December 31, 2001, the gross unrealized holding losses on available-for-sale securities were not material. Held-to-maturity securities are carried at amortized cost; the cost of such held-to-maturity securities approximates fair market value and the unrealized holding gains or losses were not material. Management determines the appropriate classification of securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Securities are classified as held-to-maturity when APC has the positive intent and ability to hold such securities to maturity.


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

In thousands                     Nine months ended             Three months ended
                            September 29,  September 30,  September 29,  September 30,
                                    2002           2001           2002           2001
Basic weighted average
  shares outstanding             195,899        195,154        196,049        195,377

Net effect of dilutive
  potential common shares
  outstanding based on
  the treasury stock
  method using the
  average market price               905          1,615            582          1,145

Diluted weighted average
  shares outstanding             196,804        196,769        196,631        196,522

Antidilutive potential
  common shares excluded
  from the computation
  above                            9,047          9,611         14,394          9,600


7.   Shareholders' Equity

Changes in paid-in capital for the periods presented represent the issuances of common stock resulting from the exercise of employee stock options.


8.   Comprehensive Income

The components of comprehensive income, net of tax, are as follows:

In thousands                     Nine months ended             Three months ended
                            September 29,  September 30,  September 29,  September 30,
                                    2002           2001           2002           2001
Net income                       $53,731        $84,288        $42,015        $22,295

Other comprehensive income
  (loss), net of tax:
Change in foreign currency
  translation adjustment           2,076           (756)           292           (375)
Net unrealized loss on
  investments, net of
  income taxes                       (68)             -            (24)             -
Other comprehensive
  income (loss)                    2,008           (756)           268           (375)

Comprehensive income             $55,739        $83,532        $42,283        $21,920

9.  Operating Segment Information

Basis for presentation

APC operates primarily within one industry consisting of three reportable operating segments by which it manages its business and from which various offerings are commonly combined to develop a total solution for the customer. These efforts primarily incorporate the design, manufacture and marketing of power protection equipment and related software and accessories for computer, communications and related equipment. APC's three segments are: Small Systems, Large Systems and Other. Each of these segments address global markets. The Small Systems segment develops power solutions principally for servers and networking equipment commonly used in local area and wide area networks and for personal computers and sensitive electronics; additional accessories and software products are offered to enhance the management of these networks. The Large Systems segment produces large system solutions that principally provide power and availability solutions for data centers, facilities and communications equipment. The Other segment principally consists of notebook computer accessories, replacement batteries and Web-based services.

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

Summary operating segment information is as follows:

In thousands                      Nine months ended               Three months ended
                             September 29,   September 30,   September 29,   September 30,
                                     2002            2001            2002            2001
Segment net sales
Small Systems                    $760,747        $871,796        $270,697        $298,812
Large Systems                     134,845         162,616          49,314          43,755
Other                              41,277          27,549          15,380          11,011
Total segment net sales           936,869       1,061,961         335,391         353,578
Shipping and handling
  revenues                          5,186           4,268           1,752           1,538
Total net sales                  $942,055      $1,066,229        $337,143        $355,116
Segment profits
Small Systems                    $313,554        $356,240        $116,650        $124,591
Large Systems                     (16,192)        (26,365)           (813)        (15,321)
Other                              23,248          16,130           8,302           6,022
Total segment profits             320,610         346,005         124,139         115,292
Shipping and handling              13,761          17,511           5,994           5,676
  net costs
Indirect operating expenses       191,034         221,785          62,622          81,027
Other income, net                   7,585          11,177           3,239           2,593
Earnings before income taxes
  and cumulative effect of
  accounting change              $123,400        $117,886         $58,762         $31,182


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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Implementation of Recent Accounting Pronouncements
In consideration of guidance issued by the Financial Accounting Standards Board's Emerging Issues Task Force in Issue No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products, Issue No. 00-14, Accounting for Certain Sales Incentives and Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products), certain customer promotional payments, rebates and other discounts formerly classified as operating expenses have been retroactively re-classified as a reduction of revenue. These changes reduced net sales and also reduced marketing, selling, general and administrative expenses by $8.7 million and $5.8 million in the third quarters of 2002 and 2001, respectively, and $17.0 million and $18.9 million in the first nine months of 2002 and 2001, respectively. This accounting change had no impact on reported profit from operations, net income or earnings per share for any of the periods presented.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Impairment on Disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001. We adopted Statement 144 on January 1, 2002. During the first quarter of 2002, we announced our decision to consolidate our Philippines-based manufacturing operations resulting in the closing of our manufacturing facility in the province of Laguna. In connection with this action as well as the closure of manufacturing facilities in the U.S. and U.K., we recorded $3.9 million of asset impairment charges related to buildings and equipment during the first quarter of 2002 of which $3.4 million and $0.5 million were classified in cost of goods sold and operating expenses, respectively. At September 29, 2002, two buildings and equipment held-for-sale of $7.6 million are stated at the lower of their fair values less estimated selling costs or carrying amounts, and depreciation is no longer recognized. APC completed the sale of a building located in Maryland in October 2002 and expects to complete its sale of the remaining building, located in the Philippines, and related equipment by the end of 2002. Also refer to Note 4 of Notes to Consolidated Condensed Financial Statements in
Item 1 of this Report.

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

Statement 142 requires that companies no longer amortize goodwill and other intangible assets with indefinite lives, but instead test goodwill impairment at least annually or more frequently if impairment indicators arise. Statement 142 also requires completion of a two-step transitional goodwill impairment test.
In connection with completion of the first step of our transitional analysis, we identified two reporting units with goodwill, Large Systems and Small Systems; these reporting units are also reportable segments. We then determined the carrying value of each reporting unit by assigning the assets and liabilities, including existing goodwill and other intangible assets, to these reporting units as of the date of adoption. Completion of the first step of our analysis indicated impairment in the carrying amount of our goodwill. Our goodwill was primarily associated with our Large Systems segment which consists primarily of UPS, DC-power systems, and precision cooling products for data centers, facilities, and communication applications. Conditions contributing to the goodwill impairment included the ongoing softness in IT and communications market segments coupled with lower corporate investment for these types of applications.

In connection with completion of the second step of its transitional analysis, APC compared the carrying amount of reporting unit goodwill with the implied fair value of reporting unit goodwill, both of which were measured as of the date of adoption. The implied fair value of goodwill was determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with Statement 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Based on this second step, APC has recorded a non-cash charge that approximates the goodwill balance associated with our Large Systems segment of approximately $50 million (approximately $35 million on an after-tax basis). This charge has been recognized as the cumulative effect of a change in accounting principle net of income taxes, included in APC's results as of January 1, 2002, and has no effect on APC's operations or liquidity. The remaining goodwill of $6.7 million is associated with our Small Systems segment. APC will evaluate each of its reporting units with goodwill during the fourth quarter of each fiscal year or more frequently if impairment indicators arise.

Statement 142 also provides for other intangible assets with definite useful lives to be amortized over their respective estimated useful lives to their estimated residual values and to be reviewed for impairment in accordance with Statement 144, Impairment on Disposal of Long-Lived Assets. Our other intangible assets consist principally of technology and licensed patent rights relating to uninterruptible power supply technology. With the adoption of Statement 142, we reduced the estimated useful lives of our other intangible assets with definite useful lives from a weighted average life of approximately 15 years to a weighted average life of approximately 6 years. There are no expected residual values related to these intangible assets. Aggregate amortization expense related to our other intangible assets for the third quarter and first nine months of 2002 was $2.9 million and $8.9 million, respectively. Estimated aggregated amortization for each of the next five succeeding fiscal years is $11.8 million for 2002, $11.7 million for 2003, $11.5 million for 2004, $11.5 million for 2005 and $11.5 million for 2006. Also refer to Note 3 of Notes to Consolidated Condensed Financial Statements in Item 1 of this Report.


COMPARISON OF THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 29, 2002 AND SEPTEMBER 30, 2001

Revenues

Net sales were $337.1 million for the third quarter of 2002, a decrease of 5.1% compared to $355.1 million for the same period in 2001. Net sales for the first nine months of 2002 were $942.1 million compared to $1.1 billion in 2001, a decrease of 11.6%. Our net sales for the third quarter and first nine months of 2002 were impacted by continued softness in IT and communications market segments. Our Small Systems business, which provides power protection, uninterruptible power supply (UPS), and management products for the PC, server, and local area networking markets, was negatively impacted in the third quarter and first nine months of 2002 by continued industry softness in the IT markets, weakened global economies, and maturing markets. Net sales of the Small Systems segment represented 80.7% of total net sales for the third quarter 2002 and decreased 9.4% year-over-year to $270.7 million. Net sales of the Small Systems segment represented 81.2% of total net sales for the first nine months of 2002 and decreased 12.7% year-over-year to $760.7 million. Our Large Systems segment, consisting primarily of UPS, DC-power systems, and precision cooling products for data centers, facilities, and communication applications, experienced year-over-year growth in the third quarter of 2002. Such growth was attributable primarily to sales of our UPS and related services relating to our recently introduced PowerStruXureT solutions, precision cooling products, and industrial UPS. Such growth partially offset the negative impact in the first half of 2002 of lower corporate investment for these types of applications. Revenues in this segment represented 14.7% of total net sales for the third quarter 2002 and were up year-over-year 12.7% to $49.3 million. Revenues in this segment represented 14.4% of total net sales for the first nine months of 2002 and were down year-over-year 17.1% to $134.8 million. Net sales of the Other segment, which consists primarily of notebook computer accessories, replacement batteries and Web-based services, were $15.4 million for the third quarter 2002, up from $11.0 million for the same period in 2001, and were $41.3 million for the first nine months of 2002, up from $27.5 million for the same period last year. This increase was driven primarily by the growth of notebook computer accessories and replacement batteries for UPS hardware.

On a geographic basis, the Americas (North and Latin America) represented 55.3% of total net revenues for the third quarter 2002 and were down 6.7% over the same period in 2001. The Americas represented 56.5% of total net revenues for the first nine months of 2002 and were down 16.3% over the same period last year. Europe, the Middle East and Africa (EMEA) represented 27.9% of total net revenues for the third quarter 2002 and was flat year-over-year. EMEA represented 26.6% of total net revenues for the first nine months of 2002 and was down 3.2% from the same period last year. Finally, Asia was 16.8% of total net revenues for the third quarter 2002, decreasing 7.3% over the same period in 2001. Asia was 16.9% of total net revenues for the first nine months of 2002, decreasing 6.8% over the same period last year. On a constant currency basis, EMEA was down 4.8% and Asia decreased 6.4% versus the third quarter of 2001, and EMEA was down 5.2% and Asia decreased 4.1% versus the first nine months of 2001.

Cost of Goods Sold

Cost of goods sold was $200.1 million or 59.4% of net sales in the third quarter of 2002 compared to $244.0 million or 68.7% in the third quarter of 2001. Cost of goods sold was $585.1 million or 62.1% of net sales in the first nine months of 2002 compared to $700.2 million or 65.7% in the first nine months of 2001.

Gross margin for the third quarter 2002 was 40.6% of sales, approximately 930 basis points higher than the comparable period in 2001. Gross margin for the first nine months of 2002 was 37.9% of sales, approximately 360 basis points higher than the comparable period last year. The gross margin improvements in both the third quarter and first nine months over the comparable periods last year were attributable principally to an increase in Large Systems gross margins slightly offset by a segment mix shift from the higher margin Small Systems segment to the lower margin Large Systems segment. Within the Large Systems businesses, gross margins improved in both the third quarter and first nine months over the comparable periods last year reflecting lower manufacturing costs attributed to our cost rationalization events from last year and a favorable product mix shift within the segment. Within the Small Systems businesses, gross margins improved in both the third quarter and first nine months over the comparable periods last year reflecting product cost reductions and favorable mix within the underlying product lines as well as favorable currency trends. These cost reductions were partially offset by margin erosion caused by planned price reductions during the quarter.

Additionally, gross margins for the first nine months of 2002 included the effects of restructuring costs of $4.8 million taken during the first quarter of 2002. These restructuring costs were associated with our first quarter 2002 global headcount reductions of approximately 17%. These charges were the result of events or assessments that occurred during the first quarter of 2002 and included the effects of employee terminations, facilities closures, and the related impairment of tangible assets. These actions impacted personnel worldwide throughout a broad range of functions within the organization, principally in the U.S., U.K., Ireland, and the Philippines. The majority of these terminations were the result of our decision to consolidate our Philippines-based manufacturing operations resulting in the closing of our manufacturing facility in the province of Laguna. These costs have not been allocated to our operating segments, but rather have been classified as indirect operating expenses for segment reporting consistent with our classification for internal financial reporting; also refer to Note 9 of Notes to Consolidated Condensed Financial Statements in Item 1 of this Report. We expect to fully implement these restructuring actions by no later than the end of 2002. We anticipate annualized employment cost savings of approximately $10 million as a result of these actions. Due to the timing of the facilities closures and contractual or regulatory obligations to certain workers, the financial benefits of these actions will continue to phase in gradually during the remainder of 2002. Also refer to Note 4 of Notes to Consolidated Condensed Financial Statements in Item 1 of this Report.

Total inventory reserves at September 29, 2002 were $36.1 million compared to $32.9 million at December 31, 2001. There were no inventory charges, other than our standard provisioning, during the third quarter and first nine months of 2002. Approximately $1.0 million, $2.0 million and $2.1 million of inventories associated with a third quarter 2001 charge for excess inventory related to specifically identified finished goods and raw materials inventories were physically disposed during the third, second, and first quarters of 2002, respectively. Disposition of the remaining inventories is continuing into the fourth quarter of 2002; we anticipate that all such excess inventory associated with the third quarter 2001 charge will be physically disposed by no later than the end of the first half of 2003. Our reserve estimate methodology involves quantifying the total inventory position having potential loss exposure. Loss exposure generally results from several business factors, including product or component discontinuance, unplanned changes in demand, product design changes, and factory transitions. Quantifying such loss exposure is the result of combining the cost of inventories specifically identified as having little or no opportunity for sale or use (thus available for physical disposition) plus the cost of inventories having a high risk of no future sale or use based upon an analysis of on-hand quantities compared to historical and anticipated future sale or use. We maintain an on-going business process for the physical disposition of inventories previously identified. Inventory write-offs occur at the time of physical disposition. Inventories, once reserved, are not written back up as such reserve adjustments are considered to be a permanent decrease to the cost basis of the excess or obsolete inventory.

Operating Expenses

Operating expenses include marketing, selling, general and administrative (SG&A) and R&D expenses.

SG&A expenses were $66.9 million or 19.8% of net sales for the third quarter of 2002 compared to $69.5 million or 19.6% of net sales for the third quarter of 2001. SG&A expenses were $197.1 million or 20.9% of net sales for the first nine months of 2002 compared to $219.8 million or 20.6% of net sales for the first nine months of 2001. Total spending in the third quarter and first nine months of 2002 decreased from comparable prior year levels due to focused efforts to control expenses while improving the productivity and efficiency of our global resources.

These decreases were due principally to lower costs associated with decreased staffing and operating expenses of our selling and marketing functions. The allowance for doubtful accounts at September 29, 2002 was 7.3% of accounts receivable, compared to 6.6% at December 31, 2001. Accounts receivable balances outstanding over 60 days represented 13.9% of total receivables at September 29, 2002, down from 18.2% at December 31, 2001. Such amounts reflect in part a growing portion of our business originating in areas where longer payment terms are customary, including a growing contribution from international markets. In addition, we have experienced slower payment cycles as a result of what we believe is tighter fiscal management by our customers during the recent macro-economic downturn. Our collection experience in certain countries has also been adversely impacted by the devaluation of the local currency for customer obligations originally denominated in U.S. dollars. Write-offs of uncollectable accounts represent less than 1% of net sales. A majority of international customer balances are covered by receivables insurance.

R&D expenses were $14.6 million or 4.3% of net sales and $13.0 million or 3.7% of net sales for the third quarters of 2002 and 2001, respectively. R&D expenses were $44.1 million or 4.7% of net sales and $39.5 million or 3.7% of net sales for the first nine months of 2002 and 2001, respectively. The increase in total R&D spending primarily reflects increased numbers of software and hardware engineers and costs associated with new product development and engineering support.

Other Income, Net and Income Taxes

Other income in the third quarter and first nine months of 2002 is comprised primarily of interest income. Other income in the third quarter of 2001 is comprised primarily of interest income; other income in the first nine months of 2001 is comprised primarily of interest income combined with a $1.3 million gain on the sale of a building in Billerica, Massachusetts. Although average cash balances available for investment rose during the third quarter and first nine months of 2002, interest income decreased substantially versus the comparable periods last year due to lower short term interest rates during 2002.

Our effective income tax rate was approximately 28.5% for each of the quarters and first nine months ended September 29, 2002 and September 30, 2001, respectively. This rate reflects expected tax savings from the portion of taxable earnings being generated from our operations in jurisdictions currently having a lower income tax rate than the present U.S. statutory income tax rate.


LIQUIDITY AND CAPITAL RESOURCES

Working capital at September 29, 2002 was $973.4 million compared to $884.4 million at December 31, 2001. We have been able to increase our working capital position as the result of continued positive operating results and despite internally financing the capital investment required to support our operations. Our cash, cash equivalents and short and long term investments position increased to $632.8 million at September 29, 2002 from $393.1 million at December 31, 2001.

Worldwide inventories were $294.4 million at September 29, 2002 compared to $350.6 million at December 31, 2001. The decrease in inventories was principally due to our continuing efforts to align our on-hand inventories with current and anticipated demand. There were no inventory charges, other than our standard provisioning, during the third quarter and first nine months of 2002. Approximately $1.0 million, $2.0 million, and $2.1 million of inventories associated with a third quarter 2001 charge for excess inventory related to specifically identified finished goods and raw materials inventories were physically disposed during the third, second, and first quarters of 2002, respectively. Disposition of the remaining inventories is continuing into the fourth quarter of 2002; we anticipate that all such excess inventory associated with the third quarter 2001 charge will be physically disposed by no later than the end of the first half of 2003. Inventory levels as a percentage of quarterly sales were 87.3% in the third quarter of 2002, down from 97.7% in the second quarter of 2002.

At September 29, 2002, we had $65.0 million available for future borrowings under an unsecured line of credit agreement at a floating interest rate equal to the bank's cost of funds rate plus 0.625% and an additional $6.0 million under an unsecured line of credit agreement with a second bank at similar interest rates. No borrowings were outstanding under these facilities at September 29, 2002. We had no significant financial commitments, other than those required in the normal course of business, at September 29, 2002.

During the third quarter and first nine months of 2002, our capital expenditures consisted primarily of manufacturing and office equipment, buildings and improvements, and purchased software applications. The nature and level of our capital spending was primarily to improve manufacturing capabilities of international operations and make building improvements in the U.S. as well as to fund IT-related capital equipment and software purchases to support business process improvement initiatives. Substantially all of our net capital expenditures were financed from available operating cash. We had no material capital commitments at September 29, 2002.

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

At September 29, 2002, our unhedged foreign currency accounts receivable, by currency, were as follows:

  In thousands            Foreign
                          Currency     U.S. Dollars
  European Euros            33,489        $32,695
  Japanese Yen           2,520,882        $20,512
  Swiss Francs              24,403        $16,272
  British Pounds             7,060        $10,994

We also had non-trade receivables denominated in Irish Pounds of approximately US$0.8 million, liabilities denominated in various European currencies of approximately US$44.5 million, and liabilities denominated in Japanese Yen of approximately US$4.8 million.

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

Certain Large Systems product lines and, at times, one product line included in the Small Systems segment, require electrical hardwire installation or duct installation which is performed by the customer or their contracted licensed contractor/electrician. Since we do not perform the installation, revenue recognition at the time of delivery is proper as customer acceptance of the unit is not required. Also, payment by the customer is not contingent upon installation of the product.

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

Our arrangements do not generally include acceptance clauses. However, if an arrangement includes a customer specified acceptance provision, acceptance generally occurs at our factory prior to delivery. As we introduce new products in 2002, we anticipate that installation and customer acceptance provisions may become more common and therefore increasingly significant for determining delivery and performance and consequently our entitlement to recognize revenue.

In consideration of guidance issued by the Financial Accounting Standards Board's Emerging Issues Task Force in Issue No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products, Issue No. 00-14, Accounting for Certain Sales Incentives and Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products), certain customer promotional payments, rebates and other discounts formerly classified as operating expenses have been retroactively re-classified as a reduction of revenue. These changes reduced net sales and also reduced marketing, selling, general and administrative expenses by $8.7 million and $5.8 million in the third quarters of 2002 and 2001, respectively, and $17.0 million and $18.9 million in the first nine months of 2002 and 2001, respectively. This accounting change had no impact on reported profit from operations, net income or earnings per share for any of the periods presented.

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

We provide limited rights of return to distributors and retailers for our Small Systems product lines. We provide appropriate reserves for returns at the time that related revenue is recognized based on historical patterns of returns and contractual provisions in accordance with the provisions of Statement of Financial Accounting Standards No. 48, Revenue Recognition When Right of Return Exists, and U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101. Returns of Large Systems products generally do not occur. Historically, returns have represented approximately 3% of gross sales and have not differed significantly from prior estimates.

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

Valuation of Long-lived Tangible and Intangible Assets including Goodwill

We assess the impairment of long-lived tangible and intangible assets on an ongoing basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Should our assessment suggest impairment, we would determine recoverability based on an estimate of future undiscounted cash flows resulting from our use of the asset and its eventual disposition. Factors we consider that could trigger an impairment review include the following:

 - significant underperformance relative to expected historical or projected future operating results;
 - significant changes in the manner of our use of the acquired assets or the strategy for our overall business;
 - significant negative industry or economic trends; and
 - significant technological changes, which would render equipment and manufacturing processes obsolete.

In July 2001, the Financial Accounting Standards Board finalized Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Statement 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. We adopted Statement 142 on January 1, 2002. With the adoption of Statement 142, we implemented the necessary reclassifications in order to conform to the new criteria in Statement 141, Business Combinations, for recognition of intangible assets apart from goodwill. Statement 142 requires that companies no longer amortize goodwill and other intangible assets with indefinite lives, but instead test goodwill impairment at least annually or more frequently if impairment indicators arise. Statement 142 also requires completion of a two-step transitional goodwill impairment test. In connection with completion of the first step of our transitional analysis, we identified two reporting units with goodwill, Large Systems and Small Systems; these reporting units are also reportable segments. We then determined the carrying value of each reporting unit by assigning the assets and liabilities, including existing goodwill and other intangible assets, to these reporting units as of the date of adoption. Completion of the first step of our analysis indicated impairment in the carrying amount of our goodwill. Our goodwill was primarily associated with our Large Systems segment which consists primarily of UPS, DC-power systems, and precision cooling products for data centers, facilities, and communication applications. Conditions contributing to the goodwill impairment included the ongoing softness in IT and communications market segments coupled with lower corporate investment for these types of applications.

In connection with completion of the second step of its transitional analysis, APC compared the carrying amount of reporting unit goodwill with the implied fair value of reporting unit goodwill, both of which were measured as of the date of adoption. The implied fair value of goodwill was determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with Statement 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Based on this second step, APC has recorded a non-cash charge that approximates the goodwill balance associated with our Large Systems segment of approximately $50 million (approximately $35 million on an after-tax basis). This charge has been recognized as the cumulative effect of a change in accounting principle net of income taxes, included in APC's results as of January 1, 2002, and has no effect on APC's operations or liquidity. The remaining goodwill of $6.7 million is associated with our Small Systems segment. APC will evaluate each of its reporting units with goodwill during the fourth quarter of each fiscal year or more frequently if impairment indicators arise.

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

To the extent we believe that recovery of deferred tax assets is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the consolidated statements of income. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We recorded a valuation allowance of $1.7 million as of December 31, 2001, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of net operating losses generated in 2001 for the start up of Brazilian operations, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations. The net deferred tax asset as of September 29, 2002 was $56.2 million, net of a valuation allowance of $1.7 million.

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

The factors that could cause actual results to differ materially include the following: impact on order management and fulfillment, financial reporting and supply chain management processes as a result of human error or our reliance on, or a failure or disruption of, or latent defects in, a variety of computer systems, including Oracle 11i which was implemented in the first quarter 2001; the impact on demand, finished goods or component availability and pricing, and logistics, and the disruption of Asian manufacturing operations, that result from vendor or labor disputes, war, acts of terrorism or political instability; ramp up, expansion and rationalization of global manufacturing capacity; APC's ability to effectively align operating expenses and production capacity with the current demand environment; general worldwide economic conditions, and, in particular, the possibility that the PC and related markets decline more dramatically than currently anticipated; growth rates in the power protection industry and related industries, including but not limited to the PC, server, networking, telecommunications and enterprise hardware industries; competitive factors and pricing pressures; product mix changes and the potential negative impact on gross margins from such changes; changes in the seasonality of demand patterns; inventory risks due to shifts in market demand; component constraints, shortages and quality; risk of nonpayment of accounts receivable; the uncertainty of the litigation process including risk of an unexpected, unfavorable result of current or future litigation; and the risks described from time to time in our filings with the Securities and Exchange Commission.
We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We disclaim any obligation to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

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

ITEM 4.  CONTROLS AND PROCEDURES

(A)  Evaluation of disclosure controls and procedures

Our chief executive officer and our chief financial officer, after evaluating the effectiveness of APC's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

(B)  Changes in internal controls

There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

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

(B)  Reports on Form 8-K

On July 3, 2002, APC filed a Current Report on Form 8-K with the Securities and Exchange Commission which reported, pursuant to Item 5, the impact of adopting Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, for the fiscal years ended December 31, 1999, 2000 and 2001.

On August 14, 2002, APC filed a Current Report on Form 8-K with the Securities and Exchange Commission which reported, pursuant to Item 9, submission of Statements under Oath of its Principal Executive Officer and Principal Financial Officer to the Securities and Exchange Commission, in accordance with the Commission's June 27, 2002 Order Requiring the Filing of Sworn Statements Pursuant to Section 21(a)(1) of the Securities Exchange Act of 1934 (File No. 4-
460).

                                                                       FORM 10-Q
                                                              September 29, 2002








                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      AMERICAN POWER CONVERSION CORPORATION

                            Date:  November 13, 2002


                               /s/ Donald M. Muir

                                 Donald M. Muir
                             Chief Financial Officer
                  (Principal Accounting And Financial Officer)

                                  CERTIFICATION



I, Rodger B. Dowdell, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of American Power Conversion Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002


/s/ Rodger B. Dowdell, Jr.

Rodger B. Dowdell, Jr.
Chairman, President and Chief Executive Officer

                                  CERTIFICATION



I, Donald M. Muir, certify that:

1. I have reviewed this quarterly report on Form 10-Q of American Power Conversion Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002


/s/ Donald M. Muir

Donald M. Muir
Senior Vice President, Finance and Administration,
Treasurer and Chief Financial Officer

                                                                       FORM 10-Q
                                                              September 29, 2002

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

   99.1     Certification of Rodger B. Dowdell, Jr.,            29
            Chief Executive Officer, pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906
            of the Sarbanes-Oxley Act of 2002 *

   99.2     Certification of Donald M. Muir,                    30
            Chief Financial Officer, pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906
            of the Sarbanes-Oxley Act of 2002 *

   * American Power Conversion Corporation has the originally signed certificate and will provide it to the Securities and Exchange Commission upon request.

                                                                    Exhibit 99.1








                                  CERTIFICATION





In connection with the Quarterly Report of American Power Conversion Corporation (the "Company") on Form 10-Q for the period ending September 29, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Rodger B. Dowdell, Jr., Chairman, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

   (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

   (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




/s/ Rodger B. Dowdell, Jr.

Rodger B. Dowdell, Jr.
Chairman, President and Chief Executive Officer
November 13, 2002


The foregoing certification is being furnished solely pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code) and is not being filed as part of a separate disclosure document.

                                                                    Exhibit 99.2








                                  CERTIFICATION





In connection with the Quarterly Report of American Power Conversion Corporation (the "Company") on Form 10-Q for the period ending September 29, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Donald M. Muir, Senior Vice President, Finance and Administration, Treasurer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C.
1350, as adopted pursuant to  906 of the Sarbanes-Oxley Act of 2002, that:

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




/s/ Donald M. Muir

Donald M. Muir
Senior Vice President, Finance and Administration,
Treasurer and Chief Financial Officer

November 13, 2002


The foregoing certification is being furnished solely pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code) and is not being filed as part of a separate disclosure document.