Form 10-K
period 2002-12-31
AMERICAN POWER CONVERSION CORPORATION
filed 2003-03-31
CIK 835910

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ___________________

                                    FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2002
                                       or
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from _____________ to _____________

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

Securities registered pursuant to Section 12(b) of the Act:
          Title of Each Class          Name of Each Exchange on Which Registered
    Common Stock, $0.01 par value                Pacific Exchange, Inc.
                                                 Nasdaq National Market

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                  YES  [ X ]                         NO  [   ]

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the Registrant, as of the last business day of the Registrant's most recently completed second fiscal quarter was approximately $2,107,700,000. The number of shares outstanding of the Registrant's common stock, $0.01 par value, on March 10, 2003 was 196,460,000.

Documents Incorporated by Reference
Portions of the Registrant's definitive Proxy Statement in connection with the 2003 Annual Meeting of the Shareholders are incorporated by reference in Part III hereof.

                                     Part I


Item 1.  Description of Business

American Power Conversion Corporation
American Power Conversion Corporation, APC, designs, develops, manufactures, and markets power protection and management solutions for computer, communications, and electronic applications worldwide. Our products include:

     - uninterruptible power supply products, commonly known as UPSs;
     - DC-power systems;
     - electrical surge protection devices, also known as surge suppressors;
     - power conditioning products;
     - precision cooling equipment;
     - power management software and accessories;
     - racks and enclosures;
     - services; and
     - various desktop and notebook personal computer (PC) accessories.

These products are primarily used with sensitive electronic devices which rely on electric utility power including, but not limited to, home electronics, PCs, high-performance computer workstations, servers, networking equipment, communications equipment, Internetworking equipment, data centers, mainframe computers, and facilities.

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

Our surge protection devices and power conditioning products provide protection from electrical power surges and noise in the flow of utility power. APC's precision cooling equipment regulates temperature and humidity. Our software and power management accessories enhance monitoring, management, and performance of our products, our racks and enclosures provide a high availability environment for integrating and housing information technology equipment, our service offerings assist the end-user with installation, configuration, and maintenance of our products, and our desktop and notebook PC accessories provide a range of power and availability options.

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

The Small Systems segment develops power devices and accessories for servers and networking equipment commonly used in local area and wide area networks and for personal computers and sensitive electronics. Major product offerings include the Smart-UPSr, Matrix-UPSr, Symmetrar Power Arrayr, and Back-UPSr family of UPSs. Also included are the SurgeArrestr surge suppressors as well as cabling and connectivity products. Additional accessories and software products are offered to enhance the management of these networks. Products include PowerChuter software, MasterSwitchT power distribution units, and NetShelterr server enclosures. Products are sold to home and commercial users primarily through an indirect selling model consisting of computer distributors and dealers, value added resellers, mass merchandisers, catalog merchandisers, E-commerce vendors, and strategic partnerships.

The Large Systems segment produces products that provide power and availability for data centers, facilities, and communications equipment for both commercial and industrial applications. Product offerings include Silconr UPSs, NetworkAIRr precision cooling equipment, DC-power systems, and major components of InfraStruXureT systems. Products are sold to commercial users primarily through an indirect selling model consisting of value added resellers and strategic partnerships.

In the fourth quarter of 2001, APC acquired select inventory and related technology associated with outside plant, networking power product lines from ARRIS Group, Inc. for $10.3 million paid in cash. The product lines were acquired from ARRIS' EnergyLinkT family of power supplies, enclosures and equipment for network broadband power, including the TSPT (Total System Power) line. The product lines are designed for outdoor use, commonly installed on utility poles or adjacent to fiber nodes, and provide back-up power for broadband cable applications. The combination of the Arris product line and APC's PowerShieldr products provide a comprehensive broadband power product line. Beginning in 2002, both offerings are included in the Large Systems segment. Prior to 2002, APC's PowerShield products were classified in the Small Systems segment. In 2002, the PowerShield products were reclassified to the Large Systems segment along with the other broadband solutions from the ARRIS acquisition which share similar product applications and economic characteristics more closely matching the Large Systems segment.

The Other segment principally consists of desktop and notebook computer accessories, replacement batteries and Web-based services.

Information on reportable operating segment net sales, profit from operations, and depreciation for each of the last three years is located in Note 15 of Notes to Consolidated Financial Statements in Item 8 of this Report.

APC was incorporated under the laws of the Commonwealth of Massachusetts on March 11, 1981. Executive offices are located at 132 Fairgrounds Road, West Kingston, RI 02892, our telephone number is (401) 789-5735 and our Internet Web site is www.apc.com.

APC is required to file annual, quarterly and current reports, proxy statements and other information with the U.S. Securities and Exchange Commission (SEC). Investors may read and copy any document that APC files, including this Annual Report on Form 10-K, at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Investors may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet Web site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, from which investors can electronically access APC's SEC filings.

APC makes available free of charge on or through its Internet Web site (www.apc.com), its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after it electronically files such material with, or furnishes the material to, the SEC. The information on APC's Internet Web site is not, and shall not be deemed to be, a part of this Report or incorporated into any other filings APC makes with the SEC.

Market Overview
The growth of the power protection industry has been fueled by the demand to have information systems accessible as much as 24 hours a day as well as the proliferation of microprocessor-based equipment and related systems in the corporate marketplace and in the small office/home office environment. Despite recent softness in IT markets and lower general IT spending and growth in core technology applications, PCs and servers have become an integral part of the overall business strategy of many organizations as well as in many technical, scientific, and manufacturing settings. Businesses continue to store, manipulate, and transfer data via local area and wide area networks as well as via corporate intranets and the Internet. Additionally, while the installation of large data centers and investment in networking and communications equipment have also experienced a spending decline, the past several years have been marked with a general rise in these installations to support Internet-based market and corporate IT needs.

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

In the first quarter of 2002, APC introduced PowerStruXureT, a patent-pending, systematic approach to building data center physical infrastructure. This entirely new approach to data center support simplifies the design, building and management of data center infrastructure with an innovative, fully engineered and tested system. The three initial core solutions that comprise PowerStruXure are a modular, scalable, N+1 redundant UPS; zoned, intelligent power distribution; and a next generation rack enclosure. In early 2003, we expanded on the PowerStruXure architecture with the introduction of InfraStruXure. InfraStruXure combines cooling into the rack-optimized architecture APC pioneered with PowerStruXure.

In addition to PowerStruXure, in 2002 we introduced new products across many of our major product offerings. New features and technologies were added to our UPSs for both corporate and home users; power management software was rolled-out for new operating systems and management platforms; and we added new products for notebook and desktop PCs. Despite this ongoing innovation, our business continued to be impacted by the difficult macro-economic environment and a slowdown in our core end markets, including PCs, servers, data centers, and networking and communications infrastructure.

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

UPS
We currently manufacture a broad range of standard domestic and international UPS products. Our UPSs are designed for multiple applications with the principal differences among the products being the amount of power which can be supplied during an outage, the length of time for which battery power can be supplied, the level of intelligent network interfacing capability, and the number of brownout and over-voltage correction features. UPSs range from 200 volt-amps, suitable for a PC, to 1.6 megawatt, or MW, suitable for data centers, mainframe computers, industrial applications or facilities. List prices to end-users range from approximately $40 to approximately $250,000.

Surge Suppressors
We also offer a line of surge protection products to protect against power and dataline spikes and surges. The principal differences among the surge suppressor models are the level of protection available, feature sets of the products, and the applications for which they are designed. List prices to end-users range from approximately $10 to approximately $3,500.

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

Power Management Software
APC also offers a family of power management software solutions. The primary software offering is available under the PowerChute name and provides unattended system shutdown, UPS power management, and diagnostic features. PowerChute is available free of charge for many major operating systems with the purchase of select UPS units. List prices to end-users for other PowerChute products start at approximately $70. APC also offers software packages for advanced monitoring, configuring, and managing of power resources. Select versions are available free of charge, while list prices to end-users for these software packages range from approximately $169 to approximately $10,000.

Power Management Accessories
We also offer a range of power management hardware accessories. These solutions include add-on hardware to manage and monitor attached UPS and networking equipment; cables and connectivity equipment; a free-standing rack enclosure product, NetShelter; and a variety of rack accessories to better utilize precious space in a computer room. List prices to end-users for accessory products range from approximately $70 to approximately $2,200.

Precision Cooling
Additionally, APC offers a line of precision cooling products that regulate temperature and humidity. Products include portable, floor and ceiling-mounted precision cooling systems as well as management systems used in a variety of applications including server rooms, data centers, and communication stations. List prices range from approximately $700 to approximately $45,000

Service Programs

Warranties
APC provides service programs and warranties to our customers for a wide range of our products. Typical programs include both in-warranty and out-of-warranty repair or replacement as well as on-site services, installation consulting services, remote monitoring services, PowerAuditr services, power availability consulting, and network integration services. Depending on the product, we principally offer standard warranties ranging from one to five years, for which extended warranty periods can generally be purchased, as well as programs to upgrade older and competitive units to new or refurbished condition.

Equipment Protection Policy
APC offers an Equipment Protection Policy in the U.S., Canada, Europe, and Australia. Depending on the model and country, the policy provides up to $150,000, 50,000 pounds sterling, or 100,000 euros for repair or replacement of customers' hardware should a surge or lightning strike pass through an APC unit. Certain restrictions may apply. Customers can also register the ProtectNetr line of dataline surge suppressors for a "Double-Up" Supplemental Equipment Protection Policy, under which the total recoverable limit under the Equipment Protection Policy may be doubled (U.S. and Canada only).

Except in relation to the product recall discussed below, APC has generally experienced satisfactory field operating results, and warranty and Equipment Protection Policy costs incurred to date have not had a significant impact on our consolidated results of operations.

In early 2003, we announced a product recall of Back-UPS CS 350 and 500 models, due to potential safety issues. APC has received eight reports worldwide of units overheating, resulting in the melting of the unit's outer casing, six of which occurred in the United States. Three of the reported incidents resulted in minor property damage; no injuries have been reported. The total number of affected devices being recalled worldwide is approximately 2.1 million with approximately 900,000 devices recalled in the United States. The recall is limited to two specific models in APC's Back-UPS CS product line, the Back-UPS CS 350 and the Back-UPS CS 500, in both 120-volt and 230-volt models. The affected units were manufactured between November 2000 and December 2002 and were sold primarily through computer and electrical distribution, catalog and retail outlets worldwide.

Distribution Channels
APC markets its products to businesses, small offices/home offices, and home users around the world through a variety of distribution channels. These channels include:

     - information technology (IT) distributors and dealers;
     - value added resellers;
     - mass merchandisers;
     - catalog merchandisers;
     - E-commerce vendors;
     - direct to customer including consumer, government, and business enterprise; and
     - strategic partnerships.

We also sell directly to some large value added resellers, which typically integrate our products into specialized computer systems and then market turnkey systems to selected vertical markets. Additionally, certain select products are sold directly to manufacturers for incorporation into products manufactured or packaged by them.

Two computer distributor customers, Tech Data Product Management and Ingram Micro, accounted for approximately 14.4% and 13.2%, respectively, of net sales in 2002, 13.3% and 15.5%, respectively, of net sales in 2001, and 11.4% and 14.9%, respectively, of net sales in 2000. The majority of our sales to Tech Data Product Management and Ingram Micro are included in the Small Systems segment.

Sales and Marketing
APC's sales and marketing organizations are primarily responsible for four activities: sales, marketing, customer service, and technical support. Our sales force is responsible for relationships with our distribution channels and end-users as well as developing new distribution channels, particularly in geographic and product application areas into which we are expanding. We have charged our sales force with providing customers comprehensive products and services to meet their power availability and management needs.

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

Supply Chain Management - Manufacturing, Quality, Raw Materials, and
Distribution

Manufacturing
APC's manufacturing operations are located in the United States, Brazil, China, India, Ireland, the Philippines, and Switzerland. In 2002, we continued to streamline capacity and facilities. This included the consolidation of our Philippines-based manufacturing operations to facilities within the province of Cavite. As of December 31, 2002, employee terminations related to the closure of facilities were substantially completed. For more information about our manufacturing downsizing actions, refer to Note 3 of Notes to Consolidated Financial Statements in Item 8 of this Report.

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

Quality
APC has been ISO 14001 and ISO 9001 certified by the International Organization for Standardization. Our systems have been audited to the stringent ISO 14001 and ISO 9001 levels at our manufacturing facilities in the United States, China, India, Ireland, and the Philippines as well as at our Design Center in Denmark. The International Organization for Standardization has also certified our Research and Development Center in Massachusetts to the ISO 9001 level.

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

Distribution
APC continues to invest in a worldwide distribution network that delivers our products and services to our customers. We own or lease distribution centers and engage third party logistics service providers in numerous countries across the globe. All distribution centers are connected to our customer service operations via APC's Enterprise Resource Planning system, which enables orders received from any point in the network to be fulfilled from any distribution center throughout the world. APC employs several enhanced fulfillment capabilities in support of our overall E-commerce initiatives, including the use of Electronic Data Interchange transactions between APC and our distributors for receipt of orders, acknowledgement of orders, and confirmation of shipments. Additionally, we utilize a suite of Web tools that allows consumers and resellers to view product information, gain access to pricing information, and place their orders via the Web.

Product Development
APC's research and development, or R&D, staff includes engineers and support persons who develop new products and provide engineering support for existing products. Our R&D efforts are also aimed at reducing cost and total cycle time and improving product and component quality. Most of these employees are located in the United States with additional resources located in Denmark, Ireland, and Taiwan. Employees devoted to the improvement and development of software products are located in the United States, Ireland, and at APC's subsidiary, Systems Enhancement Corporation. We believe that the technical expertise of our R&D staff is very important to our growth as technological change is rapid in our markets.

In 2002, we introduced PowerStruXure, a patent-pending, systematic approach to building data center physical infrastructure. This entirely new approach to data center support simplifies the design, building and management of data center infrastructure with an innovative, fully engineered and tested system. Our Back-UPS and Smart-UPS lines were also enhanced with new models that highlight longer run time, smaller footprints and lower price points. New hardware and software management tools were also announced and we added new products for notebook and desktop PCs. In early 2003, we expanded on the PowerStruXure architecture with the introduction of InfraStruXure. InfraStruXure combines cooling into the rack-optimized architecture APC pioneered with PowerStruXure.

New introductions in 2001 also enhanced our UPS line-up with new models in our Back-UPS, Smart-UPS and Symmetra families. We revamped our PowerChute software family introducing three new versions tailored for home, business and enterprise customers. New management and accessory products were also introduced, including new NetShelter server enclosures plus monitoring and management tools. Via acquisition, we added new battery management technology for our three-phase UPS systems as well as outside plant, networking power solutions to our broadband power line-up.

Through acquisitions in 2000, APC added DC-power solutions for communications applications, cabling and connectivity products for desktop and networking environments, and precision cooling equipment for data center and communications gear. For more information about these acquisitions, refer to the Acquisitions section included in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Report. New UPS solutions introduced during the year from existing product lines included new Back-UPS Officer models, new Smart-UPS models, new Symmetra Rack-mount Power Arrays, and new high end Silcon models in North America. We introduced solutions for notebook PC users, including TravelPowerT laptop power adapters and notebook replacement battery cartridges. Additional power management, monitoring and services were also introduced during the year.

R&D expenditures were $60.1 million or 4.6% of net sales in 2002, $54.6 million or 3.9% of net sales in 2001, and $46.9 million or 3.2% of net sales in 2000.

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

Competition
We believe that we are one of less than ten global companies providing a full range of UPS products and services worldwide. Many of our competitors offer competitive products in both the Small and Large systems space, while some focus on only one segment. Our principal competitors in the Small Systems space include:

     - Liebert Corporation, a unit of Emerson Electric Co.;
     - Powerware Corporation, a member of the Invensys Energy Management Division of Invensys plc;
     - MGE UPS Systems, a privately-held French company;
     - Trippe Manufacturing Company, a privately-held U.S. company;
     - Phoenixtec Power Company Ltd., a publicly-held Taiwanese company; and
     - Belkin Components, a privately-held U.S. company.

Principal competitors in the Large Systems segment include:

     - Liebert Corporation;
     - Powerware Corporation;
     - MGE UPS Systems; and
     - Chloride Power, a subsidiary of Chloride Group PLC.

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

International Operations
APC has established an extensive international presence consisting of manufacturing, service, engineering, sales, marketing and administrative operations. With a full line of internationally positioned products available, we continue to introduce products and staff personnel to serve geographical markets of interest. Our manufacturing operations outside of the United States are located in Brazil, China, India, Ireland, the Philippines, and Switzerland. A significant portion of products in our Small Systems and Large Systems reportable operating segments are built internationally, particularly in the Philippines. We believe that the production of these products could be redeployed to other regions if necessitated.

Our primary sales offices outside of the United States are located in Europe and the Far East. These offices, together with offices in other locations worldwide, provide sales and technical support to our customers across the globe. APC also owns or leases distribution centers in numerous countries worldwide, and engages third party logistics service providers in Europe, the Far East, Canada, South Africa, and Uruguay for distribution into our international markets.

Financial Information About Foreign and Domestic Operations
The information required under this section is included in Note 15 of Notes to Consolidated Financial Statements in Item 8 of this Report and is incorporated herein by reference.

Employees
As of December 31, 2002, APC had approximately 5,424 full-time employees worldwide. APC also engages other personnel on a part-time basis.

APC's Executive Officers
APC's executive officers are elected annually and hold office until the next Annual Meeting of the Board of Directors and until their successors are duly elected and qualified. As of March 10, 2003, APC's executive officers were:

 Name                      Age    Positions
 Rodger B. Dowdell, Jr.    53     Chairman of the Board of Directors,
                                    President, and Chief Executive Officer
 Neil E. Rasmussen         48     Senior Vice President, Chief Technical
                                    Officer and Director
 Edward W. Machala         48     Senior Vice President, Operations, and
                                    Chief Operations Officer
 Donald M. Muir            46     Senior Vice President, Finance and
                                    Administration, Treasurer and Chief
                                    Financial Officer
 Emanuel E. Landsman       66     Vice President and Director
 Aaron L. Davis            36     Vice President, Marketing and
                                    Communications
 Peter A. Rumsey           34     Vice President, Global Sales

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

Donald M. Muir became Senior Vice President, Finance & Administration and Treasurer in June 2001. Mr. Muir joined APC in July 1995 as Chief Financial Officer and served as Vice President, Finance and Administration, from May 1998 to June 2001. From July 1993 to July 1995, Mr. Muir was the Treasurer of Stratus Computer, Inc. where he was responsible for managing investor relations, treasury services, corporate taxation, and risk management. Prior to his appointment as Treasurer at Stratus Computer, Inc., Mr. Muir held the position of Director of Finance and Administration from January 1991 to July 1993 and Controller, Worldwide Sales and Service from December 1988 to January 1991.

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

Peter A. Rumsey was named Vice President, Global Sales at APC in June 2001. Mr. Rumsey served as APC's Vice President, Enterprise Solutions Group from May 1999 to June 2001. Mr. Rumsey joined APC in 1990 as an OEM Account Manager and has served in a variety of sales management roles including Technical Sales Manager, Director of Strategic Partners, Country Manager for Japan, Managing Director of Asia Pacific, and General Manager of Asia Pacific. From 1991 to 1993, Mr. Rumsey served in the U.S. Air Force.

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

Location of          Sales,
Principal         Marketing &
Properties      Administration  Manufacturing    R&D     Warehouse    Total       Segment
In square feet
Owned

United States
  Rhode Island      167,850         98,930         --       4,980    271,760      Shared
  Massachusetts          --             --     23,000          --     23,000      Shared

Europe
  Ireland            67,190        210,100      5,280     108,140    390,710      Shared
  Denmark            24,000         28,000     58,650          --    110,650   Large Systems

Far East
  Philippines        21,520        178,760         --      48,700    248,980      Shared

Leased

United States
  Rhode Island       41,210        182,830      9,540     304,940    538,520      Shared
  Massachusetts          --             --     77,300          --     77,300      Shared
  Missouri           24,460          4,000     22,000          --     50,460      Shared
  Maryland           14,400             --         --      21,600     36,000   Small Systems
  Texas               3,640          1,530     21,130       2,640     28,940   Large Systems

Europe
  England            17,690         55,630      7,290       9,130     89,740   Large Systems
  Switzerland        14,510         20,690        540       8,610     44,350   Large Systems
  Ireland                --             --         --      31,850     31,850      Shared

Far East
  India              26,755         75,895      5,010       6,210    113,870   Small Systems
  China              25,065         38,945         --      29,990     94,000      Shared

South America
  Brazil             34,750         82,930         --      46,620    164,300   Small Systems

Item 3.  Legal Proceedings

APC is involved in various claims and legal actions arising in the ordinary course of business. We do not believe that the ultimate disposition of these matters will have a material adverse effect on APC's consolidated financial position or results of operations or liquidity.

In addition, on January 10, 2003, Powerware Corporation filed in the United States District Court for the Eastern District of North Carolina a lawsuit alleging infringement of three United States patents. We have not yet been served with the complaint. Powerware Corporation is seeking unspecified damages and injunctive relief.


Item 4.  Submission of Matters to a Vote of Security-Holders

We did not submit any matters to a vote of our security-holders during the three months ended December 31, 2002.




                                     Part II


Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

APC's Common Stock is traded over-the-counter on The Nasdaq Stock Market under the symbol APCC and on the Pacific Exchange, Inc. under the symbol ACC. The following table sets forth the range of high and low bid quotations on The Nasdaq Stock Market per share of Common Stock for the years 2002 and 2001.
These quotations reflect inter-dealer prices, without retail mark up, mark down, or commission and may not necessarily represent actual transactions.

                                  2002                    2001
                             High       Low          High       Low
       First Quarter        $16.24     $12.29       $18.50     $10.25
       Second Quarter        14.74      12.07        19.39      11.06
       Third Quarter         13.43       9.75        15.30      10.26
       Fourth Quarter        16.60       9.06        15.80      11.21

On March 10, 2003, the closing sale price for APC's common stock was $14.37 per share. As of March 10, 2003, there were approximately 1,990 holders of record of APC's common stock. No cash dividends have been paid and it is possible that none will be declared in the foreseeable future. We currently intend to retain any earnings to finance the growth and development of our business. Any future dividends will be at the discretion of the Board of Directors and will depend upon, among other things, the financial condition, capital requirements, earnings, and liquidity of APC.

The information required under this section related to APC's stock-based compensation plans is included in Note 13 of Notes to Consolidated Financial Statements in Item 8 of this Report and is incorporated herein by reference.

Item 6.  Selected Financial Data

All amounts are in dollars except for outstanding shares. Dollars are in thousands except for basic and diluted earnings per share. Shares are in thousands. APC did not declare any cash dividends for the five year period presented. Earnings per share and share data reflect a two for one stock split effected in 1999.

APC adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, on January 1, 2002. In connection with its adoption of Statement 142, APC recorded a non-cash charge equal to the goodwill balance associated with its Large Systems segment of approximately $50 million (approximately $35 million on an after-tax basis). This charge was recognized as the cumulative effect of a change in accounting principle net of income taxes, included in APC's results as of January 1, 2002, and had no effect on APC's liquidity.

In consideration of guidance issued by the Financial Accounting Standards Board's Emerging Issues Task Force in Issue No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products, Issue No. 00-14, Accounting for Certain Sales Incentives, and Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products), certain customer promotional payments, rebates and other discounts formerly classified as operating expenses have been retroactively re-classified as a reduction of revenue. These changes reduced net sales and also reduced marketing, selling, general and administrative expenses by $23.1 million, $28.5 million, $13.2 million, $13.2 million, and $10.0 million in 2002, 2001, 2000, 1999 and 1998, respectively. This accounting change had no impact on reported profit from operations, net income or earnings per share for any of the periods presented.

The results of operations of companies acquired in 2000 and 1998 are included from their respective dates of acquisition. For more information about these acquisitions, refer to the Acquisitions section included in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Report.

                              2002         2001         2000         1999         1998
Net sales                 $1,300,025   $1,404,784   $1,470,344   $1,331,708   $1,120,972
Cost of goods sold           816,318      920,895      867,680      747,389      645,378
Gross profit                 483,707      483,889      602,664      584,319      475,594
Operating expenses           332,760      339,036      393,191      305,094      271,125
Operating income             150,947      144,853      209,473      279,225      204,469
Other income, net             10,889       13,700       23,838       13,292       11,687
Earnings before income
  taxes, cumulative
  effect of accounting
  change, and minority
  interest                   161,836      158,553      233,311      292,517      216,156
Income taxes                  45,314       45,188       67,660       86,293       68,231
Earnings before
  cumulative effect
  of accounting change
  and minority interest      116,522      113,365      165,651      206,224      147,925
Cumulative effect of
  accounting change,
  net of income taxes
  of $15,459                  34,500           --           --           --           --
Minority interest, net            --           --           --           --          349
Net income                   $82,022     $113,365     $165,651     $206,224     $147,576

Basic earnings per share:
Basic earnings per
  share before
  cumulative effect
  of accounting change         $0.59        $0.58        $0.85        $1.07        $0.77
Cumulative effect of
  accounting change,
  net of tax                    0.17           --           --           --           --
Basic earnings
  per share                    $0.42        $0.58        $0.85        $1.07        $0.77
Basic weighted
  average shares
  outstanding                195,927      195,171      194,235      192,201      191,006

Diluted earnings per share:
Diluted earnings per
  share before
  cumulative effect
  of accounting change         $0.59        $0.58        $0.83        $1.05        $0.76
Cumulative effect of
  accounting change,
  net of tax                    0.17           --           --           --           --
Diluted earnings
  per share                    $0.42        $0.58        $0.83        $1.05        $0.76
Diluted weighted
  average shares
  outstanding                196,993      196,793      200,156      196,088      193,576

Cash, cash equivalents,
  and short and long
  term investments          $696,601     $393,078     $308,025     $456,325     $219,908
Working capital             $998,887     $884,421     $744,813     $706,038     $493,779
Total assets              $1,604,580   $1,420,772   $1,317,105   $1,106,938     $871,983
Short term debt                   --           --           --           --      $12,540
Long term debt                    --           --           --           --           --

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Implementation of Recent Accounting Pronouncements

     Classification of Certain Customer Promotional Payments, Rebates, and Other Discounts

In consideration of guidance issued by the Financial Accounting Standards Board's Emerging Issues Task Force in Issue No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products, Issue No. 00-14, Accounting for Certain Sales Incentives, and Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products), certain customer promotional payments, rebates and other discounts formerly classified as operating expenses have been retroactively re-classified as a reduction of revenue. These changes reduced net sales and also reduced marketing, selling, general and administrative expenses by $23.1 million, $28.5 million, and $13.2 million in 2002, 2001 and 2000, respectively. This accounting change had no impact on reported profit from operations, net income or earnings per share for any of the periods presented.

     Goodwill and Other Intangibles

On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. With the adoption of Statement 142, we implemented the necessary reclassifications in order to conform to the new criteria in Statement of Financial Accounting Standards No. 141, Business Combinations, for recognition of intangible assets apart from goodwill.

Statement 142 requires that companies no longer amortize goodwill and other intangible assets with indefinite lives, but instead test goodwill impairment at least annually or more frequently if impairment indicators arise. Statement 142 also requires completion of a two-step transitional goodwill impairment test.
In connection with completion of the first step of our transitional analysis, we identified two reporting units with goodwill, Large Systems and Small Systems; these reporting units are also reportable segments. We then determined the carrying value of each reporting unit by assigning the assets and liabilities, including existing goodwill and other intangible assets, to these reporting units as of the date of adoption. Completion of the first step of our analysis indicated impairment in the carrying amount of our goodwill. Our goodwill was primarily associated with our Large Systems segment which consists primarily of uninterruptible power supply (UPS), DC-power systems, and precision cooling products for data centers, facilities, and communication applications. Conditions contributing to the goodwill impairment included the ongoing softness in IT and communications market segments coupled with lower corporate investment for these types of applications.

In connection with completion of the second step of our transitional analysis, we compared the carrying amount of reporting unit goodwill with the implied fair value of reporting unit goodwill, both of which were measured as of the date of adoption. The implied fair value of goodwill was determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with the provisions of Statement 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Based on this second step, we recorded a non-cash charge equal to the goodwill balance associated with our Large Systems segment of approximately $50 million (approximately $35 million on an after-tax basis). This charge was recognized as the cumulative effect of a change in accounting principle net of income taxes, included in APC's results as of January 1, 2002, and had no effect on our liquidity. Our remaining goodwill is associated with our Small Systems segment. We evaluate each of our reporting units with goodwill during the fourth quarter of each fiscal year or more frequently if impairment indicators arise.

Statement 142 also provides for other intangible assets with definite useful lives to be amortized over their respective estimated useful lives to their estimated residual values and to be reviewed for impairment in accordance with the provisions of Statement of Financial Accounting Standards No. 144, Impairment on Disposal of Long-Lived Assets. Our other intangible assets consist principally of technology and licensed patent rights relating to uninterruptible power supply technology. With the adoption of Statement 142, we reduced the estimated useful lives of our other intangible assets with definite useful lives from a weighted average life of approximately 15 years to a weighted average life of approximately 6 years. There are no expected residual values related to these intangible assets.

     Long-lived Assets

On January 1, 2002, we adopted Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement 144 retains the requirements of Statement 121 to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows, and to measure an impairment loss as the difference between the carrying amount and fair value of the asset. An impairment loss is recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is deemed not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. That assessment is based on the carrying amount of the asset at the date it is tested for recoverability. We evaluate our long-lived assets if impairment indicators arise.

Statement 144 also sets forth criteria to determine when a long-lived asset is to be deemed held for sale. Such criteria specify that the asset must be available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets. In addition, the sale of the asset must be probable, and its transfer expected to qualify for recognition as a completed sale, generally within one year.

In 2002, we announced our decision to consolidate our Philippines-based manufacturing operations resulting in the closing of APC's manufacturing facility in the province of Laguna. In connection with this action as well as the closure of manufacturing facilities in the U.S. and U.K., we recorded $7.1 million of asset impairment charges related to buildings and equipment of which $6.6 million and $0.5 million were classified in cost of goods sold and operating expenses, respectively. These impairment charges have not been allocated to our operating segments, but rather have been classified as indirect operating expenses for segment reporting consistent with our classification for our internal financial reporting. At December 31, 2002, a building and equipment held-for-sale with an aggregate value of $3.0 million are stated at the lower of their fair values less estimated selling costs or carrying amounts, and depreciation is no longer recognized. We expect to complete our sale of these assets, located in the Philippines, in 2003.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

The following table sets forth key data, expressed as a percentage of net sales, for the years ended December 31, 2002, 2001 and 2000.

                                           2002       2001       2000
      Net sales                           100.0%     100.0%     100.0%
      Cost of goods sold                   62.8       65.6       59.0
      Gross profit                         37.2       34.4       41.0
      Marketing, selling, general
        & administrative expenses          21.0       20.2       20.3
      Special charges                        --         --        3.3
      Research & development                4.6        3.9        3.2
      Operating income                     11.6       10.3       14.2
      Other income, net                     0.8        1.0        1.7
      Earnings before income taxes
        and cumulative effect
        of accounting change               12.4       11.3       15.9
      Earnings before cumulative
        effect of accounting change         9.0        8.1       11.3
      Net income                            6.3        8.1       11.3

Revenues
Net sales in fiscal year 2002 decreased by 7.5% to $1,300.0 million from $1,404.8 million in fiscal year 2001 which was 4.5% lower than $1,470.3 million in fiscal year 2000. Net sales in each year included sales attributable to 2000 acquisitions; also refer to Acquisitions below. Our fiscal year 2002 net revenue continued to be impacted by softness in IT and communications market segments. Our Small Systems business, which provides power protection, uninterruptible power supply (UPS), and management products for the PC, server, and local area networking markets, was negatively impacted in fiscal years 2002, 2001 and 2000 by industry softness in the IT markets, weakening global economies, and maturing markets. The rate of growth in the Large Systems segment, consisting primarily of UPS, DC-power systems, and precision cooling products for data centers, facilities, and communication applications, was negatively impacted in fiscal years 2002 and 2001 by the significant reduction in corporate investment for these types of applications, particularly in the second half of 2001 and again in 2002. This negative impact was partially offset for fiscal year 2001 by the inclusion of incremental revenue activity attributable to the 2000 acquisitions of Advance Power and NetworkAir, formerly Airflow Company, which were acquired in the second and fourth quarters of 2000, respectively.

Despite decreased net sales in 2002 and 2001, sales of new products contributed to overall net sales in 2002 and 2001. Sales of products introduced during 2002, 2001 and 2000 represented approximately 9%, 18%, and 12%, respectively, of net sales in those years.

On a geographic basis, the Americas (North and Latin America) represented 54.6%, 57.2%, and 57.2% of total net sales for fiscal years 2002, 2001 and 2000, respectively. The Americas decreased 11.6% in 2002 from 2001, and decreased 4.4% in 2001 from 2000. Europe, the Middle East and Africa (EMEA) represented 28.7%, 26.4%, and 26.8% of total net sales for fiscal years 2002, 2001 and 2000, respectively. EMEA increased 0.6% in 2002 from 2001, and decreased 6.1% in 2001 from 2000. Finally, Asia was 16.7%, 16.4%, and 16.0% of total net sales for fiscal years 2002, 2001 and 2000, respectively. Asia decreased 6.0% in 2002 from 2001, and decreased 1.9% in 2001 from 2000. In fiscal year 2002, on a constant currency basis, EMEA decreased 3.0% and Asia decreased 4.7% from 2001. In fiscal year 2001, on a constant currency basis, EMEA decreased 4.9% and Asia increased 4.4% from 2000.

Total sales to unaffiliated customers outside the U.S., primarily in Europe, the Far East, South America, and Canada, in fiscal year 2002 were $674.7 million or 51.9% of net sales compared to $673.2 million or 47.9% of net sales in fiscal year 2001 and $696.2 million or 46.9% of net sales in fiscal year 2000. Also refer to Note 15 of Notes to Consolidated Financial Statements in Item 8 of this Report.

Cost of Goods Sold
Cost of goods sold was $816.3 million or 62.8% of net sales in fiscal year 2002 compared to $920.9 million or 65.6% of net sales in fiscal year 2001 and $867.7 million or 59.0% of net sales in fiscal year 2000. Gross margins for fiscal year 2002 were 37.2% of net sales, approximately 280 basis points higher than in fiscal year 2001; for fiscal year 2001, gross margins were 34.4% of net sales, approximately 660 basis points lower than in fiscal year 2000. The 2002 gross margin improvement was associated with gross margin improvements in both the Small and Large System segments. The 2002 gross margin improvement in the Small Systems segment over 2001 was primarily attributable to and driven by product cost reduction efforts. These cost reductions were achieved through a combination of product transitions to low cost manufacturing locations and material cost reductions from APC's supplier base. Also contributing to the overall improvement was favorable product mix in the underlying product lines to higher margin products. The 2002 gross margin improvement in the Large Systems segment over 2001 was primarily the result of a continual lowering of product costs achieved through factory consolidations and capacity rationalization efforts that were begun in late 2001. In addition, to a lesser extent, the 2002 improvement over 2001 was assisted by the favorable pricing impact of a weakening U.S. dollar, particularly in Europe. The 2001 gross margin erosion was associated with product mix shifts to lower margin products, principally the continued growth of our lower gross margin Large System segment in 2001, the effect of pro-active Small Systems consumer product price cuts in 2001 and 2000, and manufacturing inefficiencies from continued global capacity expansion prior to our capacity rationalization efforts which commenced during the second half of 2001.

Fiscal year 2002 gross margins included the effects of a fourth quarter charge for estimated costs associated with the product recall of Back-UPS CS 350 and 500 models of approximately $19.6 million; a fourth quarter charge for impairment of assets held for sale of approximately $3.2 million; and first quarter charges for restructuring costs of approximately $4.8 million. These charges have not been allocated to our operating segments, but rather have been classified as indirect operating expenses for segment reporting consistent with our classification for our internal financial reporting. These charges were the result of events or assessments that occurred during the respective quarters of 2002. Our 2002 restructuring costs and asset impairment charges were associated with our decision to consolidate our Philippines-based manufacturing operations, resulting in the closing of APC's manufacturing facility in the province of Laguna, as well as the closure of manufacturing facilities in the U.S. and U.K. Our 2002 restructuring actions were announced and substantially completed during 2002. We anticipate the final settlements of our 2002 restructuring actions to be completed by no later than the end of 2003. Due to the timing of the facilities closures and contractual or regulatory obligations to certain workers, the financial benefits of these actions did not commence until the second quarter of 2002 with most of the full benefit being realized by the close of the fiscal year. Also refer to Notes 3, 9 and 11 of Notes to Consolidated Financial Statements in Item 8 of this Report.

Additionally, fiscal year 2001 gross margins included the effects of third quarter charges for excess inventory of $12.4 million and restructuring costs of $4.1 million. These charges have not been allocated to our operating segments, but rather have been classified as indirect operating expenses for segment reporting consistent with our classification for our internal financial reporting. These charges were the result of events or assessments that occurred during the third quarter of 2001. The charge for excess inventory related to specifically identified finished goods and raw materials inventories. The inventories subject to the write-off were categorized as follows: $1.5 million of residual, unusable quantities located at facilities impacted by downsizing actions; $2.5 million of unusable or unsaleable quantities related to declining and changing demand requirements; and $8.4 million of custom finished goods impacted by canceled sales orders, primarily from customers in the telecom and Internet infrastructure industries. There were no additional inventory charges, other than APC's standard provisioning, during the fourth quarter of 2001 or during fiscal year 2002. As of December 31, 2002, approximately $8.7 million of inventories included in the third quarter 2001 charge were physically disposed. Disposition of the remaining inventories has continued into 2003; we anticipate that all excess inventory will be physically disposed by no later than the end of 2003. Our 2001 restructuring costs were associated with manufacturing downsizing actions in Denmark and the U.K. and included the effects of employee terminations, facilities closures, and the related impairment of tangible and intangible assets. Our 2001 restructuring actions were announced and substantially completed in the third quarter of 2001, and the final settlements of such 2001 restructuring actions were completed during 2002. Due to the timing of the facilities closures and contractual or regulatory obligations to certain workers, the financial benefits of these actions did not commence until the fourth quarter of 2001 and continued to phase in gradually during 2002.
Also refer to Note 3 of Notes to Consolidated Financial Statements in Item 8 of this Report.

Total inventory reserves at December 31, 2002 were $37.2 million compared to $32.9 million at December 31, 2001. This increase was due primarily to routine provisioning that was necessary as a result of applying APC's inventory reserve methodology throughout the year. APC's reserve estimate methodology involves quantifying the total inventory position having potential loss exposure. Loss exposure generally results from several business factors, including product or component discontinuance, unplanned changes in demand, product design changes, and factory transitions. Quantifying such loss exposure is the result of combining the cost of inventories specifically identified as having little or no opportunity for sale or use (thus available for physical disposition) plus the cost of inventories having a high risk of no future sale or use based upon an analysis of on-hand quantities compared to historical and anticipated future sale or use. APC maintains an on-going business process for the physical disposition of inventories previously identified. Inventory write-offs occur at the time of physical disposition. Inventories, once reserved, are not written back up as such reserve adjustments are considered to be a permanent decrease to the cost basis of the excess or obsolete inventory.

Segment Results (Also refer to Note 15 of Notes to Consolidated Financial Statements in Item 8 of this Report for important information regarding APC's reportable segments)

Net sales for products in the Small Systems segment, which provides power protection, UPS, and management products for the PC, server, and local area networking markets, decreased in fiscal year 2002 by 8.1% from 2001, and decreased in fiscal year 2001 by 8.3% from 2000. The overall decreases in 2002 and 2001 were impacted by industry softness in the IT markets, weakening global economies, and maturing markets. Profits as a percentage of net sales for the Small Systems segment improved in 2002 over the prior year levels primarily reflecting product cost reduction efforts. These cost reductions were achieved through a combination of product transitions to low cost manufacturing locations and material cost reductions from APC's supplier base. Also contributing to the overall improvement was favorable product mix in the underlying product lines to higher margin products. Profits as a percentage of net sales for the Small Systems segment declined in 2001 from comparable levels in 2000 as a result of pro-active price reductions in 2001 combined with a mix shift within the segment toward lower margin products.

Net sales for products in the Large Systems segment, consisting primarily of UPS, DC-power systems, and precision cooling products for data centers, facilities, and communication applications, decreased 13.6% in fiscal year 2002 compared to 2001, and increased 9.4% in fiscal year 2001 over 2000. The decline in 2002 and rate of growth during 2001 were negatively impacted by the significant reduction in corporate investment for these types of applications, particularly in 2002 and the second half of 2001. Losses for the Large Systems segment declined in 2002 reflecting a continual lowering of product costs achieved through factory consolidations and capacity rationalization efforts that were begun in late 2001. This segment reported losses in 2001 compared to profits in 2000 due to cost inefficiencies resulting from global capacity expansion, coupled with declining sales volumes, particularly in the second half of 2001. Also contributing to 2001 losses were the continued investment in product and business development initiatives for this business segment in 2001, as well as the restructuring costs discussed above associated with manufacturing downsizing actions in Denmark and the U.K. which included the effects of employee terminations, facilities closures, and the related impairment of tangible and intangible assets.

In the fourth quarter of 2001, we acquired select inventory and related technology associated with outside plant, networking power product lines from ARRIS Group, Inc. for $10.3 million paid in cash. The product lines were acquired from ARRIS' EnergyLink family of power supplies, enclosures and equipment for network broadband power, including the TSP (Total System Power) line. The product lines are designed for outdoor use, commonly installed on utility poles or adjacent to fiber nodes, and provide back-up power for broadband cable applications. The combination of the Arris product line and APC's PowerShield products provide a comprehensive broadband power product line. Beginning in 2002, both offerings are included in the Large Systems segment. Prior to 2002, our PowerShield products were classified in the Small Systems segment. In 2002, the PowerShield products were reclassified to the Large Systems segment along with the other broadband solutions from the ARRIS acquisition which share similar product applications and economic characteristics more closely matching the Large Systems segment.

Operating Expenses
Marketing, selling, general, and administrative (SG&A) expenses in fiscal year 2002 were $272.7 million or 21.0% of net sales compared to $284.4 million or
20.2 % of net sales in fiscal year 2001 and $298.4 million or 20.3% of net sales in fiscal year 2000. The decrease in total spending from 2000 to 2002 reflects focused efforts to control expenses while improving the productivity and efficiency of our global resources. Reduced spending in 2002 compared to 2001 resulted primarily from lower advertising, promotional, and other operating costs of our marketing and selling functions combined with decreased investment in IT support, partially offset by increased investment in administrative support. Reduced spending in 2001 compared to 2000 resulted principally from lower spending on administrative support, partially offset by increased investment in sales personnel and distribution costs as well as increased investment in IT support.

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

The allowance for bad debts was 7.0% of gross accounts receivable at December 31, 2002 compared to 6.6% at December 31, 2001. Accounts receivable balances outstanding over 60 days represented 11.7% of total receivables at December 31, 2002 compared to 18.2% at December 31, 2001. This decrease reflects a product mix shift away from our Large Systems business, which typically carries longer sales cycles and collection cycles, along with an increased collection effort, offset in part by a growing portion of our business originating in areas where longer payment terms are customary, including a growing contribution from international markets. We continue to experience strong collection performance. Write-offs of uncollectable accounts represent less than 1% of net sales. While a majority of international customer balances continue to be covered by receivables insurance, the amount of covered receivables outside the U.S. declined in 2002 from comparable levels in 2001.

R&D expenditures were $60.1 million or 4.6% of net sales in fiscal year 2002, $54.6 million or 3.9% of net sales in fiscal year 2001, and $46.9 million or 3.2% of net sales in fiscal year 2000. The increases in total R&D spending primarily reflects increased numbers of software and hardware engineers and other costs associated with new product development and engineering support, combined with costs incremental in 2001 attributable to Advance Power and NetworkAir, formerly Airflow Company, which were acquired in the second and fourth quarters of 2000, respectively.

Other Income, Net and Income Taxes
Other income is comprised principally of interest income combined with a $1.3 million gain in fiscal year 2001 on the sale of a building in Billerica, Massachusetts. Although average cash balances available for investment rose during fiscal years 2001 and 2002, interest income decreased substantially from 2000 to 2002 due to lower short term interest rates continuing throughout 2001 and 2002.

At December 31, 2002, APC had $696.6 million of total cash and investments, all of which are stated at fair value. We manage APC's cash and investment balances to preserve principal and liquidity while maximizing our return on the total investment portfolio. We diversify our investment portfolio by investing in multiple types of investment-grade securities with multiple investment brokers. Based on APC's investment portfolio and interest rates at December 31, 2002, a 100 basis point increase or decrease in interest rates would have resulted in an increase or decrease of approximately $7 million in our annual interest income.

Our effective income tax rates were approximately 28.0%, 28.5%, and 29.0% in 2002, 2001 and 2000, respectively. The decrease from 2000 to 2002 is due to the tax savings from an increasing portion of taxable earnings being generated from APC's operations in jurisdictions currently having lower income tax rates than the present U.S. statutory income tax rate. This shift resulted partially from our product transitions to lower cost, lower tax, manufacturing locations.

Effects of Inflation
Management believes that inflation has not had a material effect on APC's operations.


LIQUIDITY AND FINANCIAL RESOURCES

Working capital at December 31, 2002 was $998.9 million compared to $884.4 million at December 31, 2001. APC has been able to increase its working capital position as the result of continued positive operating results and despite internally financing the capital investment required to expand its operations. Our cash, cash equivalents, and short-term investments position increased to $640.3 million at December 31, 2002 from $393.1 million at December 31, 2001.

Worldwide inventories were $320.0 million at December 31, 2002, down from $350.6 million at December 31, 2001. During 2002, our finished goods planning better aligned inventory levels with anticipated demand resulting in lower finished goods inventories, principally UPS and surge products. The decreases in finished goods inventories were partially offset by increases in on-hand raw materials to support current and anticipated demand for our three phase systems including PowerStruXure and other related products. There were no inventory charges, other than APC's standard provisioning, during fiscal year 2002. Inventory levels as a percentage of quarterly sales were 89% in the fourth quarter of 2002, up slightly from 87% in the third quarter of 2002 and down from 104% in the fourth quarter of 2001.

We announced a product recall of Back-UPS CS 350 and 500 models in early 2003 due to potential safety issues. APC has received eight reports worldwide of units overheating, resulting in the melting of the unit's outer casing, six of which occurred in the United States. Three of the reported incidents resulted in minor property damage; no injuries have been reported. The total number of affected devices being recalled worldwide is approximately 2.1 million with approximately 900,000 devices recalled in the United States. The recall is limited to two specific models in APC's Back-UPS CS product line, the Back-UPS CS 350 and the Back-UPS CS 500, in both 120-volt and 230-volt models. The affected units were manufactured between November 2000 and December 2002 and were sold primarily through computer and electrical distribution, catalog and retail outlets worldwide. Our methodology for estimating costs associated with this product recall involved estimating future costs to be incurred to replace the recalled products based on expected returns and the costs to conduct the recall, particularly repair and transportation costs. Our repair and transportation cost estimates include costing for component parts and inside labor; we also obtained third party cost quotes for outside labor and freight. The expected percentage of units to be returned out of the total population of units is an important assumption. Our current assumption is that approximately 40% of domestic units in the hands of end-users and approximately 20% of international units will be exchanged. To help understand the relative impact of the return rate assumption, a 10 percentage point increase in the worldwide return rate would increase the estimated recall costs from $19.6 million to $25 million. We have accrued a current liability and recognized additional warranty expense which is classified in cost of goods sold. We expect APC's cash outlays associated with this product recall to be financed from operating cash. Actual amounts may differ materially from our current estimates.

At December 31, 2002 and 2001, we had available for future borrowings $65.0 million under an unsecured line of credit agreement at a floating interest rate equal to the bank's cost of funds rate plus 0.625% and an additional $6.0 million ($7.0 million in 2001) under an unsecured line of credit agreement with a second bank at similar interest rates. No borrowings were outstanding under these facilities during fiscal years 2002, 2001 and 2000, or at December 31, 2002 and 2001. APC had no significant financial commitments, other than those required in the normal course of business, during fiscal years 2002, 2001 and 2000, or at December 31, 2002 and 2001.

APC has several non-cancelable operating leases, primarily for warehousing and office space, expiring at various dates through 2011. These leases contain renewal options for periods ranging from one to nine years and require APC to pay its proportionate share of utilities, taxes, and insurance. Future minimum lease payments under these non-cancelable leases are: 2003 - $6.9 million; 2004
- $5.6 million; 2005 - $4.0 million; 2006 - $2.3 million; 2007 - $1.9 million;
and $5.9 million thereafter.

During 2002 and 2001, our capital expenditures, net of capital grants, amounted to approximately $19.6 million and $47.9 million, respectively, consisting primarily of manufacturing and office equipment, buildings and improvements, and purchased software applications. Capital spending in 2002 decreased from prior year levels, reflecting our focused efforts to control and reduce capital spending and rationalize our overall production capacity which included our first quarter 2002 decision to consolidate our Philippines based manufacturing operations in the province of Cavite. Capital spending in 2001 focused on improving manufacturing capabilities, principally in Brazil and India, as well as funding IT-related capital equipment and software purchases to support business process improvement initiatives; capital spending during 2001 included Large Systems segment global capacity expansion into lower cost locations closer to local end-user customers and markets. Substantially all of APC's net capital expenditures were financed from available operating cash. We had no material capital commitments during fiscal years 2002, 2001 and 2000, or at December 31, 2002 and 2001.

APC has agreements with the Industrial Development Authority of Ireland, otherwise known as the IDA. Under these agreements, we receive grant monies for costs incurred for machinery, equipment, and building improvements for our Galway and Castlebar facilities. These grants are equal to 40% and 60%, respectively, of such costs up to a maximum of $13.1 million for Galway and $1.3 million for Castlebar. Such grant monies are subject to APC meeting certain employment goals and maintaining operations in Ireland until termination of the respective agreements. Under separate agreements with the IDA, we receive direct reimbursement of training costs at our Galway and Castlebar facilities for up to $3,000 and $12,500, respectively, per new employee hired. Also refer to Note 19 of Notes to Consolidated Financial Statements in Item 8 of this Report.

We believe that current internal cash flows together with available cash, available credit facilities or, if needed, the proceeds from the sale of additional equity, will be sufficient to support anticipated capital spending and other working capital requirements for the foreseeable future.

Acquisitions
In the fourth quarter of 2000, APC acquired privately-held Airflow Company, a Maryland-based manufacturer of precision cooling equipment primarily used in data center, Internet, and telecommunications applications, for $22.5 million in cash plus expenses, of which $4.0 million will be paid in 2003 in the event no indemnity claims arise. Early in the second quarter of 2000, APC acquired privately-held Advance Power Ltd., a U.K.-based manufacturer of DC-based power solutions used in communications and Internet applications, for $75.0 million in cash plus expenses. Also early in the second quarter of 2000, APC acquired privately-held ABL Electronics Corporation (ABL), a North American provider of computer and network cables, switches, and other connectivity products, for $8.0 million paid in a combination of cash and stock, plus expenses.

APC's cash outlays associated with these acquisitions were financed from operating cash. At December 31, 2001 and 2000, the excess of the purchase price over the estimated fair value of the tangible net assets acquired was included in Large Systems goodwill for the Airflow and Advance Power acquisitions and Small Systems goodwill for the ABL acquisition, and was being amortized on a straight-line basis over 15 years. In connection with its adoption in 2002 of Statement 142, APC recorded a non-cash charge equal to the goodwill balance associated with its Large Systems segment. This charge was recognized as the cumulative effect of a change in accounting principle net of income taxes, included in APC's results as of January 1, 2002, and had no effect on APC's liquidity. Also effective January 1, 2002, in accordance with the provisions of Statement 142, goodwill associated with APC's Small Systems segment is no longer being amortized but instead tested for impairment at least annually or more frequently if impairment indicators arise; also refer to Note 8 of Notes to Consolidated Financial Statements in Item 8 of this Report. These acquisitions have been accounted for as purchases and, accordingly, the acquired companies' results of operations are included in APC's consolidated financial statements from the respective dates of acquisition.

In the fourth quarter of 2001, we acquired select inventory and related technology associated with outside plant, networking power product lines from ARRIS Group, Inc. for $10.3 million paid in cash. The product lines were acquired from ARRIS' EnergyLink family of power supplies, enclosures and equipment for network broadband power, including the TSP (Total System Power) line. Our cash outlays associated with this purchase were financed from operating cash.

Foreign Currency Activity
We invoice our customers in various currencies. Realized and unrealized transaction gains or losses are included in the results of operations and are measured based upon the effect of changes in exchange rates on the actual or expected amount of functional currency cash flows. Transaction gains and losses were not material to the results of operations in 2002, 2001 and 2000.

At December 31, 2002, APC's unhedged foreign currency accounts receivable, by currency, were as follows:

                 In thousands          Foreign        U.S.
                                      Currency      Dollars
                 European Euros          40,429     $42,382
                 Japanese Yen         2,357,941     $19,896
                 Swiss Francs            21,507     $15,517
                 British Pounds           6,251     $10,029

APC also had non-trade receivables denominated in Irish Pounds of approximately U.S.$0.9 million, liabilities denominated in various European currencies of approximately U.S.$43.8 million, and liabilities denominated in Japanese Yen of approximately U.S.$5.8 million.

We continually review our foreign exchange exposure and consider various risk management techniques, including the netting of foreign currency receipts and disbursements, rate protection agreements with customers/vendors and derivatives arrangements, including foreign exchange contracts. We presently do not utilize rate protection agreements or derivative arrangements.


CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The U.S. Securities and Exchange Commission has defined critical accounting policies as those that are both most important to the portrayal of our financial condition and results and which require our most difficult, complex or subjective judgments or estimates. Based on this definition, we have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For all financial statement periods presented, there have been no material modifications to the application of these critical accounting policies. For a detailed discussion on the application of these and other accounting policies, also refer to Note 1 of Notes to Consolidated Financial Statements in
Item 8 of this Report.

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

Our arrangements do not generally include acceptance clauses. However, if an arrangement includes a customer specified acceptance provision, acceptance generally occurs at our factory prior to delivery. As we introduce new products in 2003, we anticipate that installation and customer acceptance provisions may become more common, and therefore increasingly significant for determining delivery and performance and consequently our entitlement to recognize revenue.

In consideration of guidance issued by the Financial Accounting Standards Board's Emerging Issues Task Force in Issue No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products, Issue No. 00-14, Accounting for Certain Sales Incentives, and Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products), certain customer promotional payments, rebates and other discounts formerly classified as operating expenses have been retroactively re-classified as a reduction of revenue. These changes reduced net sales and also reduced marketing, selling, general and administrative expenses by $23.1 million, $28.5 million, and $13.2 million in 2002, 2001 and 2000, respectively. This accounting change had no impact on reported profit from operations, net income or earnings per share for any of the periods presented.

Estimating Valuation Allowances and Accrued Liabilities - Allowances for Sales Returns, Doubtful Accounts, Inventory Obsolescence and Product Recall, and Assessment of the Probability of the Outcome of our Current Litigation Significant management judgments that affect the application of our revenue policy also include estimates of potential future product returns related to current period product revenue. We analyze historical returns, current economic trends, and channel inventories when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates.

We provide limited rights of return to distributors and retailers for our Small Systems product lines. We provide appropriate reserves for returns at the time that related revenue is recognized, based on historical patterns of returns and contractual provisions in accordance with the provisions of Statement of Financial Accounting Standards No. 48, Revenue Recognition When Right of Return Exists, and U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101. Returns of Large Systems products generally do not occur. Historically, returns have represented 3% of gross sales and have not differed significantly from prior estimates.

Similarly, we must make estimates of the uncollectability of our accounts receivables. Management specifically analyzes accounts receivable balances in view of customer credit-worthiness, customer concentrations, historical bad debts, current economic trends, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. While the amount of covered receivables outside the U.S. declined in 2002 from comparable levels in 2001, a majority of international customer balances are covered by receivables insurance.

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

In early 2003, we announced a product recall of Back-UPS CS 350 and 500 models. Our methodology for estimating costs associated with this product recall involved estimating future costs to be incurred to replace the recalled products based on expected returns and the costs to conduct the recall, particularly repair and transportation costs. Our repair and transportation cost estimates include costing for component parts and inside labor. We also obtained third party cost quotes for outside labor and freight. The expected percentage of units to be returned out of the total population of units is an important assumption. Our current assumption is that approximately 40% of domestic units in the hands of end-users and approximately 20% of international units will be exchanged. To help understand the relative impact of the return rate assumption, a 10 percentage point increase in the worldwide return rate would increase the estimated recall costs from $19.6 million to $25 million. We have accrued a current liability and recognized additional warranty expense which is classified in cost of goods sold. Actual amounts may differ materially from our current estimates.

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

On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. With the adoption of Statement 142, we implemented the necessary reclassifications in order to conform to the new criteria in Statement of Financial Accounting Standards No. 141, Business Combinations, for recognition of intangible assets apart from goodwill.

Statement 142 requires that companies no longer amortize goodwill and other intangible assets with indefinite lives, but instead test goodwill impairment at least annually or more frequently if impairment indicators arise. Statement 142 also requires completion of a two-step transitional goodwill impairment test.
In connection with completion of the first step of our transitional analysis, we identified two reporting units with goodwill, Large Systems and Small Systems; these reporting units are also reportable segments. We then determined the carrying value of each reporting unit by assigning the assets and liabilities, including existing goodwill and other intangible assets, to these reporting units as of the date of adoption. Completion of the first step of our analysis indicated impairment in the carrying amount of our goodwill. Our goodwill was primarily associated with our Large Systems segment which consists primarily of uninterruptible power supply (UPS), DC-power systems, and precision cooling products for data centers, facilities, and communication applications. Conditions contributing to the goodwill impairment included the ongoing softness in IT and communications market segments coupled with lower corporate investment for these types of applications.

In connection with completion of the second step of our transitional analysis, we compared the carrying amount of reporting unit goodwill with the implied fair value of reporting unit goodwill, both of which were measured as of the date of adoption. The implied fair value of goodwill was determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with the provisions of Statement 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Based on this second step, we recorded a non-cash charge equal to the goodwill balance associated with our Large Systems segment of approximately $50 million (approximately $35 million on an after-tax basis). This charge was recognized as the cumulative effect of a change in accounting principle net of income taxes, included in APC's results as of January 1, 2002, and had no effect on our liquidity. Our remaining goodwill is associated with our Small Systems segment. We evaluate each of our reporting units with goodwill during the fourth quarter of each fiscal year or more frequently if impairment indicators arise.

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

To the extent we believe that recovery of deferred tax assets is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the consolidated statements of income. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At December 31, 2002 and 2001, we provided a valuation allowance on certain of our deferred tax assets, primarily consisting of net operating losses generated in 2002 and 2001 for the start up of Brazilian operations, because of uncertainty regarding their realizability. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.


RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. This consensus addresses several issues including how to determine when a multiple arrangement exists and the proper accounting treatment. The guidance in this consensus is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Adoption of the guidance in this consensus is not expected to have a material impact on our consolidated financial position or results of operations.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others. Disclosures related to this interpretation are effective for 2002 and the accounting requirements are effective January 1, 2003. The implementation of this Interpretation is not expected to have a material impact on our consolidated financial position or results of operations.

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

Our annual and quarterly results are likely to be volatile.
Our annual and quarterly operating results may fluctuate as a result of a number of factors, including:

     - costs incurred for the recent product recall are greater than or less than currently anticipated;
     - ramp up, expansion and rationalization of global manufacturing capacity;
     - our ability to effectively align operating expenses and production capacity with the current demand environment;
     - volatility in general world economic conditions, and, in particular, the possibility that the PC and related markets decline more dramatically than currently anticipated;
     - the growth rates in the power protection industry and related industries, including but not limited to the PC, server, networking, telecommunications and enterprise hardware industries;
     - competitive factors and pricing pressures;
     - product mix changes and the potential negative impact on gross margins from such changes;
     - changes in the seasonality of demand patterns;
     - inventory risks due to shifts in market demand;
     - component constraints, shortages, and quality;
     - risks of nonpayment of accounts receivable;
     - timing of orders from, and shipments to, customers;
     - timing of new product introductions and the market acceptance of those products;
     - changes in manufacturing costs;
     - factors associated with international operations;
     - natural disasters; and
     - labor disputes, acts of terrorism, war and political instability.

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

Technological innovation, or failure to alter our products to meet the demands of technological innovation, could seriously harm our business.
The market for our products is characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. Current competitors or new market entrants may develop new products with features that could adversely affect the competitive position of our products. We may not be successful in selecting, developing, manufacturing and marketing new products or enhancing our existing products or in responding effectively to technological changes, new standards or product announcements by competitors. The timely availability of new products and enhancements, and their acceptance by customers are important to our future success. Delays in such availability or a lack of market acceptance could have an adverse effect on our business. Additionally, there may be technological innovation that eliminates or reduces the need for our products.

Defects in our products could seriously harm our business.
Our products may have defects despite testing internally or by current or potential customers. These defects could result in product returns or recalls and loss or delay in market acceptance, which could have a material adverse effect upon our business, operating results, or financial condition.

In early 2003, APC announced a product recall of Back-UPS CS 350 and 500 models, due to potential safety issues. APC has received eight reports worldwide of units overheating, resulting in the melting of the unit's outer casing, six of which occurred in the United States. Three of the reported incidents resulted in minor property damage; no injuries have been reported. The total number of affected devices being recalled worldwide is approximately 2.1 million with approximately 900,000 devices recalled in the United States. The recall is limited to two specific models in APC's Back-UPS CS product line, the Back-UPS CS 350 and the Back-UPS CS 500, in both 120-volt and 230-volt models. The affected units were manufactured between November 2000 and December 2002 and were sold primarily through computer and electrical distribution, catalog and retail outlets worldwide. We have accrued a current liability and recognized additional warranty expense, classified in cost of goods sold, of $19.6 million. Actual amounts may differ materially from our current estimates.

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

Because we depend on foreign operations and revenues, we are exposed to currency fluctuations, import barriers and other risks related to conducting foreign operations.
We manufacture and market our products worldwide through several foreign subsidiaries, distributors, and resellers. Our worldwide operations are subject to the risks normally associated with foreign operations including, but not limited to:

     - customer and vendor financial instability;
     - volatility in general world economic conditions;
     - the disruption of markets;
     - changes in export or import laws;
     - restrictions on currency exchanges;
     - potentially negative tax consequences;
     - longer payment terms;
     - acts of war, terrorism, and political instability
     - natural disasters; and
     - the modification or introduction of government policies with potentially adverse effects.

International sales, which are both direct and indirect sales to customers outside the U.S., accounted for approximately 51.9%, 47.9%, and 46.9% of our net sales in 2002, 2001 and 2000, respectively. We anticipate that international sales will continue to account for a significant portion of our revenue. We invoice our customers in various currencies. To date, we do not use any rate protection agreements or derivative agreements to hedge any foreign exchange exposure. Accordingly, we may be exposed to exchange losses based upon currency exchange rate fluctuations, which losses could have a materially adverse effect on our operating results.

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

Because our business relies upon a variety of computer systems to operate effectively, the failure or disruption of, or latent defects in these systems could have a material adverse effect on our business.
APC is a highly automated company whose efficient and effective operation relies on a variety of information systems, including e-mail, enterprise resource planning, electronic data interchange, customer resource management and e-commerce systems. Disruption in the operation of these systems, or difficulties in maintaining or upgrading these systems, could have an adverse effect on our business. In January 2001, we upgraded our enterprise resource planning system. Difficulties that we have encountered, or may encounter, in connection with our implementation and use of our computer systems, including human error or our reliance on, or a failure or disruption of, or latent defects in such systems, could adversely affect our order management and fulfillment, financial reporting and supply chain management processes, and any such difficulties could have a material adverse effect on our business.

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

We have a limited ability to protect our intellectual property rights; others could infringe on or misappropriate our propriety rights and information.
Our success will depend, to a large extent, on our ability to protect our proprietary technology. We rely on a combination of contractual rights, trade secrets, patents, and copyrights to protect our proprietary rights. Although we own certain patents, and we have applied, and in the future we may apply, for patents, our intellectual property protection may not be sufficient to prevent competitors from developing similar technology. Moreover, in the absence of patent protection, our business may be adversely affected by competitors which independently develop functionally equivalent technology.

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

Our stock price could be volatile, which could cause you to lose part or all of your investment.
The market price of our common stock has been, and may continue to be, extremely volatile. The trading price of our common stock could be subject to wide fluctuations in response to:

     - quarter-to-quarter variations in operating results;
     - changes in earnings estimates by analysts;
     - announcements of technological innovations or new products developed by us or our competitors; and
     - labor disputes, acts of war, terrorism and political instability and other events or factors.

In addition, the stock market has from time to time experienced extreme price and volume fluctuations which have particularly affected the market price for many high technology companies and which often have been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock.

Our tax rate depends on earnings derived from certain foreign manufacturing operations.
Our tax rate is heavily dependent upon the proportion of earnings that we derive from our Ireland and Philippines manufacturing operations and our ability to reinvest those earnings permanently outside the United States. If the earnings of these operations as a percentage of our total earnings were to decline significantly from anticipated levels, or should our ability to reinvest these earnings be reduced, our effective tax rate would exceed the currently estimated rate for 2003. In addition, should our intercompany transfer pricing with respect to our Ireland or Philippines manufacturing operations require significant adjustment due to audits or regulatory changes, our overall effective tax rate could increase.

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

APC, in the normal course of business, is also exposed to market risks relating to fluctuations in interest rates and the resulting rates of return on investments in marketable securities. The information required under this section related to such risks is included in the Other Income, Net section of Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Report and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2002 and 2001
In thousands except per share amount

ASSETS

                                                    2002             2001
Current assets:
Cash and cash equivalents                       $209,322         $288,210
Short term investments (Note 5)                  430,986          104,868
Accounts receivable, less allowance for
  doubtful accounts of $17,855 in 2002
  and $18,712 in 2001 (Note 6)                   237,079          263,595
Inventories (Note 7)                             319,971          350,636
Prepaid expenses and other current
  assets                                          24,545           15,935
Assets held-for-sale (Notes 3 and 9)               3,033                -
Deferred income taxes (Note 12)                   51,606           44,255

Total current assets                           1,276,542        1,067,499

Property, plant, and equipment:
Land, buildings, and improvements                 64,190           71,166
Machinery and equipment                          195,076          200,000
Office equipment, furniture, and
  fixtures                                        78,388           72,510
Purchased software                                32,513           30,463
                                                 370,167          374,139
Less accumulated depreciation
  and amortization                               195,239          164,154

Net property, plant, and equipment               174,928          209,985

Long term investments (Note 5)                    56,293                -
Goodwill (Note 8)                                  6,679           56,388
Other intangibles, net (Notes 4 and 8)            61,257           73,100
Deferred income taxes (Note 12)                   26,354           10,924
Other assets                                       2,527            2,876

Total assets                                  $1,604,580       $1,420,772


See accompanying notes to consolidated financial statements.

AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2002 and 2001
In thousands except per share amount

LIABILITIES AND SHAREHOLDERS' EQUITY

                                                    2002             2001
Current liabilities:
Accounts payable                                 $99,983          $75,569
Accrued compensation                              33,029           21,640
Accrued warranty (Note 11)                        27,183            6,846
Accrued sales and marketing programs              22,405           23,011
Other accrued expenses                            30,301           21,430
Deferred revenue                                  19,135           14,451
Income taxes payable                              45,404           20,131

Total current liabilities                        277,440          183,078

Deferred tax liability (Note 12)                  15,088           16,306

Total liabilities                                292,528          199,384

Shareholders' equity (Notes 13 and 14):
Common stock, $0.01 par value;
  authorized 450,000 shares in 2002
  and 2001; issued 196,496 in 2002
  and 196,025 in 2001                              1,965            1,960
Additional paid-in capital                       131,827          126,365
Retained earnings                              1,181,563        1,099,541
Treasury stock, 250 shares, at cost               (1,551)          (1,551)
Accumulated other comprehensive loss              (1,752)          (4,927)

Total shareholders' equity                     1,312,052        1,221,388

COMMITMENTS AND CONTINGENCIES
  (Notes 11, 16, 18 and 19)

Total liabilities and
  shareholders' equity                        $1,604,580       $1,420,772


See accompanying notes to consolidated financial statements.

AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2002, 2001 and 2000
In thousands except per share amounts

                                       2002           2001           2000
Net sales (Note 15)              $1,300,025     $1,404,784     $1,470,344

Cost of goods sold                  816,318        920,895        867,680

Gross profit                        483,707        483,889        602,664

Operating expenses:
Marketing, selling,
  general, and administrative       272,702        284,390        298,393
Special charges (Note 4)                 --             --         47,900
Research and development             60,058         54,646         46,898
Total operating expenses            332,760        339,036        393,191

Operating income                    150,947        144,853        209,473

Other income, net                    10,889         13,700         23,838

Earnings before income taxes
  and cumulative effect of
  accounting change                 161,836        158,553        233,311

Income taxes (Note 12)               45,314         45,188         67,660

Earnings before cumulative
  effect of accounting change       116,522        113,365        165,651

Cumulative effect of
  accounting change, net of
  income taxes of $15,459            34,500             --             --

Net income                          $82,022       $113,365       $165,651

Basic earnings per share:
Basic earnings per share
  before cumulative effect
  of accounting change                $0.59          $0.58          $0.85
Cumulative effect of
  accounting change,
  net of tax                           0.17             --             --
Basic earnings
  per share                           $0.42          $0.58          $0.85
Basic weighted average
  shares outstanding                195,927        195,171        194,235

Diluted earnings per share:
Diluted earnings per share
  before cumulative effect
  of accounting change                $0.59          $0.58          $0.83
Cumulative effect of
  accounting change,
  net of tax                           0.17             --             --
Diluted earnings
  per share                           $0.42          $0.58          $0.83
Diluted weighted average
  shares outstanding                196,993        196,793        200,156

See accompanying notes to consolidated financial statements.

AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years ended December 31, 2002, 2001 and 2000
In thousands

                                                                             Accumulated
                         $0.01 Par,    Additional           Treasury Stock,     Other
                        Common Stock    Paid-in   Retained      at Cost     Comprehensive
                       Shares  Amount   Capital   Earnings  Shares   Amount    Income      Total
Balances at
  December 31, 1999   193,339  $1,933   $82,989   $820,525  (250)  $(1,551)   $(1,806)   $902,090

Net income                                         165,651                                165,651
Foreign currency
  translation
  adjustment                                                                   (2,970)     (2,970)
Comprehensive
  income                                                                                  162,681
Exercises of
  stock options         1,488      15    18,652                                            18,667
Tax benefit from
  exercises of
  stock options                           7,981                                             7,981
Shares issued to
  Employee Stock
  Purchase Plan           131       1     1,761                                             1,762
Shares issued to
  acquire ABL
  Electronics             113       2     3,998                                             4,000

Balances at
  December 31, 2000   195,071   1,951   115,381    986,176  (250)   (1,551)    (4,776)  1,097,181

Net income                                         113,365                                113,365
Foreign currency
  translation
  adjustment                                                                      (51)        (51)
Net unrealized loss
  on investments                                                                 (100)       (100)
Comprehensive
  income                                                                                  113,214
Exercises of
  stock options           754       7     7,633                                             7,640
Tax benefit from
  exercises of
  stock options                           1,131                                             1,131
Shares issued to
  Employee Stock
  Purchase Plan           200       2     2,220                                             2,222

Balances at
  December 31, 2001   196,025   1,960   126,365  1,099,541  (250)   (1,551)    (4,927)  1,221,388

Net income                                          82,022                                 82,022
Foreign currency
  translation
  adjustment                                                                    3,300       3,300
Net unrealized loss
  on investments                                                                 (125)       (125)
Comprehensive
  income                                                                                   85,197
Exercises of
  stock options           305       3     3,167                                             3,170
Tax benefit from
  exercises of
  stock options                             490                                               490
Shares issued to
  Employee Stock
  Purchase Plan           166       2     1,805                                             1,807

Balances at
  December 31, 2002   196,496  $1,965  $131,827  $1,181,563 (250)  $(1,551)   $(1,752) $1,312,052


See accompanying notes to consolidated financial statements.

AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2002, 2001 and 2000

In thousands                           2002           2001           2000

Cash flows from
  operating activities:

Net income                          $82,022       $113,365       $165,651
Adjustments to reconcile
  net income to net cash
  provided by operating
  activities
Depreciation and
  amortization of property,
  plant, and equipment               39,665         44,377         32,357
Gain on sale of property,
  plant, and equipment                 (347)        (1,728)            --
Amortization of goodwill
  and other intangibles              11,857         11,559          8,586
Provision for doubtful
  accounts                            3,890          4,775          2,028
Provision for inventories            10,780         18,015          4,632
Deferred income taxes               (23,999)       (10,654)        (7,212)
Cumulative effect of
  accounting change                  49,959             --             --
Restructuring charges                 3,877          5,089             --
Impairment of assets
  held-for-sale                       3,203             --             --
Special charges                          --             --         47,900
Other non-cash items, net             3,175           (151)        (2,970)
Changes in operating
  assets and liabilities,
  excluding effects of
  acquisitions:
    Accounts receivable              22,626         29,671        (59,638)
    Inventories                      19,885        (79,619)       (95,885)
    Prepaid expenses and
      other current assets           (8,610)         7,553         (4,559)
    Other assets                         85         (3,018)       (69,262)
    Accounts payable                 24,414        (29,462)         8,898
    Accrued compensation             11,389            (68)        (4,610)
    Accrued warranty                 20,337          1,252          1,433
    Accrued sales and
      marketing programs               (606)         7,801         (1,902)
    Other accrued expenses            8,871        (10,922)        (3,190)
    Deferred revenue                  4,684          2,604          3,108
    Income taxes payable             25,763          6,885         (8,336)
Net cash provided by
  operating activities              312,920        117,324         17,029

Cash flows from
  investing activities:

Purchases of held-to-
  maturity securities            (1,517,274)       (79,776)       (75,000)
Maturities of held-to-
  maturity securities             1,140,670         25,000         50,000
Purchases of available-
  for-sale securities               (25,807)       (25,092)            --
Sales of available-for-
  sale securities                    20,000             --             --
Capital expenditures,
  net of capital grants             (19,555)       (47,859)       (73,716)
Proceeds from disposals
  of property, plant,
  and equipment                       1,624             --             --
Proceeds from sale of
  property, plant, and
  equipment                           3,557          5,726             --
Acquisitions, net of cash
  acquired                               --             --       (100,315)
Net cash used in investing
  activities                       (396,785)      (122,001)      (199,031)

Cash flows from
  financing activities:

Repayment of short term debt             --             --        (11,727)
Proceeds from issuances
  of common stock                     4,977          9,862         20,429
Net cash provided by
  financing activities                4,977          9,862          8,702

Net change in cash and
  cash equivalents                  (78,888)         5,185       (173,300)

Cash and cash equivalents
  at beginning of year              288,210        283,025        456,325

Cash and cash equivalents
  at end of year                   $209,322       $288,210       $283,025


Supplemental cash flow
  disclosures
Cash paid during
  the year for:
Income taxes
  (net of tax refunds)              $23,753        $45,982        $80,240
Details of acquisitions:
  Fair value of assets                 $ --           $ --       $138,242
  Liabilities and minority
    interest                             --             --        (36,614)
  Cash paid                              --             --        101,628
  Cash acquired                          --             --         (1,313)
  Acquisitions                         $ --           $ --       $100,315


NON-CASH TRANSACTIONS: In 2002, 2001 and 2000, the tax effect of the exercise of stock options resulted in increases to additional paid-in capital and reductions to income taxes payable of $490, $1,131, and $7,981, respectively. In 2002 and 2001, APC recorded restructuring charges and impairment of assets held-for-sale that included non-cash components of $7,080 and $5,089, respectively (Notes 3 and 9). In 2000, 113,273 shares were issued related to the acquisition of ABL Electronics Corporation resulting in an increase to additional paid-capital of $3,998.

See accompanying notes to consolidated financial statements.

AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2002, 2001 and 2000


  1.   Summary of Significant Accounting Policies

Nature of Business
American Power Conversion Corporation and its subsidiaries (APC) designs, develops, manufactures, and markets power protection and management solutions for computer, communications and electronic applications worldwide. APC's products include uninterruptible power supply products (UPSs), DC-power systems, electrical surge protection devices, power conditioning products, precision cooling equipment, and associated software, services, and accessories. These products are used with sensitive electronic devices which rely on electric utility power including, but not limited to, home electronics, personal computers (PCs), high-performance workstations, servers, networking equipment, communications equipment, Internetworking equipment, data centers, mainframe computers, and facilities. APC's principal markets are in North America, Europe, and the Far East.

Principles of Consolidation
The consolidated financial statements include the accounts of American Power Conversion Corporation and all of its majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Implementation of Recent Accounting Pronouncements

     Classification of Certain Customer Promotional Payments, Rebates, and Other Discounts

In consideration of guidance issued by the Financial Accounting Standards Board's Emerging Issues Task Force in Issue No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products, Issue No. 00-14, Accounting for Certain Sales Incentives, and Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products), certain customer promotional payments, rebates and other discounts formerly classified as operating expenses have been retroactively re-classified as a reduction of revenue. These changes reduced net sales and also reduced marketing, selling, general and administrative expenses by $23.1 million, $28.5 million, and $13.2 million in 2002, 2001 and 2000, respectively. This accounting change had no impact on reported profit from operations, net income or earnings per share for any of the periods presented.

     Goodwill and Other Intangibles

On January 1, 2002, APC adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. With the adoption of Statement 142, APC implemented the necessary reclassifications in order to conform to the new criteria in Statement of Financial Accounting Standards No. 141, Business Combinations, for recognition of intangible assets apart from goodwill.

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

In connection with completion of the second step of its transitional analysis, APC compared the carrying amount of reporting unit goodwill with the implied fair value of reporting unit goodwill, both of which were measured as of the date of adoption. The implied fair value of goodwill was determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with the provisions of Statement 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Based on this second step, APC recorded a non-cash charge equal to the goodwill balance associated with APC's Large Systems segment of approximately $50 million (approximately $35 million on an after-tax basis). This charge was recognized as the cumulative effect of a change in accounting principle net of income taxes, included in APC's results as of January 1, 2002, and had no effect on APC's liquidity. APC's remaining goodwill is associated with its Small Systems segment. APC evaluates each of its reporting units with goodwill during the fourth quarter of each fiscal year or more frequently if impairment indicators arise.

Statement 142 also provides for other intangible assets with definite useful lives to be amortized over their respective estimated useful lives to their estimated residual values and to be reviewed for impairment in accordance with the provisions of Statement of Financial Accounting Standards No. 144, Impairment on Disposal of Long-Lived Assets. APC's other intangible assets consist principally of technology and licensed patent rights relating to uninterruptible power supply technology. With the adoption of Statement 142, APC reduced the estimated useful lives of its other intangible assets with definite useful lives from a weighted average life of approximately 15 years to a weighted average life of approximately 6 years. There are no expected residual values related to these intangible assets.

     Long-lived Assets

On January 1, 2002, APC adopted Statement 144, Impairment on Disposal of Long-Lived Assets. Statement 144 sets forth criteria to determine when a long-lived asset is held for sale. Such criteria specify that the asset must be available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets. In addition, the sale of the asset must be probable, and its transfer expected to qualify for recognition as a completed sale, generally within one year. Statement 144 requires recognition of an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows. An impairment loss is measured as the difference between the carrying amount and fair value of the asset. APC evaluates its long-lived assets if impairment indicators arise.

Revenue Recognition
Revenue from sales of APC's products, including UPS products, DC-power systems, electrical surge protection devices, power conditioning products, precision cooling equipment, and associated accessories, is recognized when title has passed at the time of delivery of product as stipulated by the delivery terms for the sales transactions. In addition, prior to revenue recognition, APC requires persuasive evidence of the arrangement, that the price is fixed or determinable, and that collectibility is reasonably assured. APC offers additional services to customers depending on the type of product the customer has purchased, including on-site services, installation consulting services, remote monitoring services, power audit services, and network integration services. Revenue is recognized at the time services are provided or is deferred and recognized ratably over the service period where applicable, typically one to five years. APC's arrangements do not generally include acceptance clauses. However, if an arrangement includes a customer specified acceptance provision, acceptance generally occurs at APC's factory prior to delivery. Provisions for potential liabilities resulting from sales returns and allowances, warranties, and uncollectible accounts are made at the time that related revenue is recognized, based on historical patterns of returns and contractual provisions in accordance with the provisions of Statement of Financial Accounting Standards No. 48, Revenue Recognition When Right of Return Exists, and U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101.

Cash and Cash Equivalents
Cash and cash equivalents consist of funds on deposit, money market savings accounts, and short-term commercial paper with original maturities of three months or less.

Investments
APC classifies as short term its investments with original maturities greater than three months and less than or equal to one year, and as long term its investments with remaining maturities greater than one year and less than or equal to two years. APC has no investments with maturity dates greater than two years. Available-for-sale securities are recorded at fair value with net unrealized gains and losses reported, net of income taxes, in other comprehensive income. Held-to-maturity securities are carried at amortized cost. Management determines the appropriate classification of securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Securities are classified as held-to-maturity when APC has the positive intent and ability to hold such securities to maturity.

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

Grant Monies
Grant monies are provided to certain of APC's subsidiaries located in Ireland to reimburse qualifying capital expenditures and for hiring and maintaining certain employment levels within Ireland. Grant monies received for costs incurred for property, plant and equipment are recorded as a reduction to the basis of the corresponding depreciable assets. Grant monies received for employee levels are recorded as a reduction of payroll expense in the period in which the employee levels required by the grant are reached. Grant monies are received subject to "clawback" provisions that would obligate APC to repay the grant monies received should its employment levels fall below established levels. At the end of each fiscal quarter, APC evaluates current conditions relating to the status of on-going operations and related employment levels in Ireland to assess the possibility that grant monies will need to be repaid and, if deemed necessary, to accrue a repayment liability. Since the inception of its grant agreements in 1994, APC has not assessed the need to accrue a repayment liability and, based upon a current evaluation of its significant investment in Ireland and on-going operational requirements, APC believes the possibility that the clawback provisions will become effective is remote.

Goodwill and Other Intangibles
Goodwill represents the excess of cost over the fair value of the net tangible assets and identifiable intangible assets of businesses acquired. Prior to January 1, 2002, APC's goodwill was being amortized on a straight-line basis over 15 years. On January 1, 2002, APC adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. With the adoption of Statement 142, APC implemented the necessary reclassifications in order to conform to the new criteria in Statement of Financial Accounting Standards No. 141, Business Combinations, for recognition of intangible assets apart from goodwill. Statement 142 requires that companies no longer amortize goodwill and other intangible assets with indefinite lives, but instead test goodwill impairment at least annually or more frequently if impairment indicators arise. In connection with its adoption of Statement 142, APC recorded a non-cash charge equal to the goodwill balance associated with its Large Systems segment of approximately $50 million (approximately $35 million on an after-tax basis). This charge was recognized as the cumulative effect of a change in accounting principle net of income taxes, included in APC's results as of January 1, 2002, and had no effect on APC's liquidity. APC's remaining goodwill was associated with its Small Systems segment. APC evaluates each of its reporting units with goodwill during the fourth quarter of each fiscal year or more frequently if impairment indicators arise.

Statement 142 also provides for other intangible assets with definite useful lives to be amortized over their respective estimated useful lives to their estimated residual values and to be reviewed for impairment in accordance with the provisions of Statement of Financial Accounting Standards No. 144, Impairment on Disposal of Long-Lived Assets. APC's other intangible assets consist principally of technology and licensed patent rights relating to uninterruptible power supply technology. With the adoption of Statement 142, APC reduced the estimated useful lives of its other intangible assets with definite useful lives from a weighted average life of approximately 15 years to a weighted average life of approximately 6 years. There are no expected residual values related to these intangible assets.

Long-lived Assets
APC accounts for long-lived assets, excluding goodwill, in accordance with the provisions of Statement 144, Impairment on Disposal of Long-Lived Assets. Statement 144 sets forth criteria to determine when a long-lived asset is held for sale. Such criteria specify that the asset must be available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets. In addition, the sale of the asset must be probable, and its transfer expected to qualify for recognition as a completed sale, generally within one year. Statement 144 requires recognition of an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows. An impairment loss is measured as the difference between the carrying amount and fair value of the asset. APC evaluates its long-lived assets if impairment indicators arise.

Research and Development
Expenditures for research and development (R&D) are expensed in the period incurred.

Warranties
APC offers limited warranties ranging from one to five years varying by product. The provision for potential liability resulting from warranty claims is made at the time that related revenue is recognized, based on historical patterns of returns and contractual provisions in accordance with the provisions of Statement of Financial Accounting Standards No. 48, Revenue Recognition When Right of Return Exists, and U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101. Customers can extend the basic warranty period of select products, at an additional charge, for a period of one or three additional years. Recognition of revenue associated with extended warranty programs commences on the date the extended warranty becomes effective and is recognized ratably over the extended warranty period. In addition, APC offers an Equipment Protection Policy in the U.S., Canada, and Europe. Depending on the model and country, the policy provides up to $150,000, 50,000 pounds sterling, or 100,000 euros for repair or replacement of customers' hardware should a surge or lightning strike pass through an APC unit. Other restrictions also apply. Customers can also register the ProtectNet line of data line surge suppressors for a "Double-Up" Supplemental Equipment Protection Policy, under which the total recoverable limit under the Equipment Protection Policy may be doubled (U.S. and Canada only). Most surge suppressor products come with a lifetime product warranty. Except in relation to the product recall discussed below, APC has generally experienced satisfactory field operating results, and warranty and Equipment Protection Policy costs incurred to date have not had a significant impact on APC's results of operations.

In early 2003, APC announced a product recall of Back-UPS CS 350 and 500 models. APC's methodology for estimating costs associated with this product recall involved estimating future costs to be incurred to replace the recalled products based on expected returns and the costs to conduct the recall, particularly repair and transportation costs; also refer to Note 11.

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

Deferred income taxes have not been provided for the undistributed earnings of APC's foreign subsidiaries which aggregated approximately $419 million at December 31, 2002. APC plans to reinvest all such earnings for future expansion. If such earnings were distributed, taxes would increase by approximately $107 million. Additionally, APC has tax holidays in China, India, and the Philippines, which reduce or eliminate the income taxes paid in those countries. These holidays begin to expire in the third quarter of 2003. Based on the currently enacted regular corporate income tax rates in these countries, the benefit to APC of these tax holidays was approximately $7.5 million, or $0.04 per diluted share, for the year ended December 31, 2002; $8.0 million, or $0.04 per diluted share, for the year ended December 31, 2001; and $6.8 million, or $0.03 per diluted share, for the year ended December 31, 2000.

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


      In thousands                         2002        2001        2000
      Basic weighted average
        shares outstanding              195,927     195,171     194,235

      Net effect of dilutive
        potential common shares
        outstanding based on the
        treasury stock method using
        the average market price          1,066       1,622       5,921

      Diluted weighted average
        shares outstanding              196,993     196,793     200,156

      Antidilutive potential
        common shares excluded
        from the computation above        8,882       9,566         280

Stock-Based Compensation
At December 31, 2002, APC had four stock option plans and an employee stock purchase plan, which are described more fully in Note 13. As permitted by Statement of Financial Accounting Standards No. 123 as amended by No. 148, Accounting for Stock-Based Compensation, APC accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if APC had applied the fair value recognition provisions of Statement 123 to stock-based employee compensation:

 In thousands except per share amounts           2002        2001        2000
 Net income                    As reported    $82,022    $113,365    $165,651
 Deduct:
   Total stock-based
   employee compensation
   expense determined
   under fair value
   based method for
   all awards, net of
   related tax effects         Pro forma       25,108      47,737      32,536
 Net income                    Pro forma      $56,914     $65,628    $133,115

 Basic earnings per share      As reported      $0.42       $0.58       $0.85
                               Pro forma        $0.29       $0.34       $0.69

 Diluted earnings per share    As reported      $0.42       $0.58       $0.83
                               Pro forma        $0.29       $0.33       $0.65

The pro forma effect on net income for 2002, 2001 and 2000 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to stock option grants made prior to 1995. The weighted average fair value of stock options granted during 2002, 2001 and 2000 was $7.07, $10.32, and $11.43, respectively. APC estimates the fair value of each option as of the date of grant using the Black-Scholes pricing model with the following weighted average assumptions used for grants in 2002, 2001 and 2000:

                                         2002        2001        2000
      Expected volatility                 74%         83%         70%
      Dividend yield                      --          --          --
      Risk-free interest rate            3.2%        4.7%        5.9%
      Expected life                    6 years     6 years     6 years

APC accounts for its non-employee stock-based compensation awards in which goods or services are the consideration received for the equity instruments issued based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Compensation cost recognized for non-employees under these plans in the accompanying consolidated financial statements is not material.

Advertising Costs
Advertising costs are expensed as incurred and reported in marketing, selling, general, and administrative expenses in the accompanying consolidated statements of income. Such costs of advertising, advertising production, trade shows, and other activities are designed to enhance demand for APC's products. Advertising costs were $40.8 million in 2002, $46.5 million in 2001, and $72.3 million in 2000. There are no capitalized advertising costs in the accompanying consolidated balance sheets.

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


  2.   Acquisitions

In the fourth quarter of 2000, APC acquired privately-held Airflow Company, a Maryland-based manufacturer of precision cooling equipment primarily used in data center, Internet, and telecommunications applications, for $22.5 million in cash plus expenses, of which $4.0 million will be paid in 2003 in the event no indemnity claims arise. Early in the second quarter of 2000, APC acquired privately-held Advance Power Ltd., a U.K.-based manufacturer of DC-based power solutions used in communications and Internet applications, for $75.0 million in cash plus expenses. Also early in the second quarter of 2000, APC acquired privately-held ABL Electronics Corporation (ABL), a North American provider of computer and network cables, switches, and other connectivity products, for $8.0 million paid in a combination of cash and stock, plus expenses.

APC's cash outlays associated with these acquisitions were financed from operating cash. At December 31, 2001 and 2000, the excess of the purchase price over the estimated fair value of the tangible net assets acquired was included in Large Systems goodwill for the Airflow and Advance Power acquisitions and Small Systems goodwill for the ABL acquisition, and was being amortized on a straight-line basis over 15 years. In connection with its adoption in 2002 of Statement 142, APC recorded a non-cash charge equal to the goodwill balance associated with its Large Systems segment. This charge was recognized as the cumulative effect of a change in accounting principle net of income taxes, included in APC's results as of January 1, 2002, and had no effect on APC's liquidity. Also effective January 1, 2002, in accordance with the provisions of Statement 142, goodwill associated with APC's Small Systems segment is no longer being amortized but instead tested for impairment at least annually or more frequently if impairment indicators arise; also refer to Note 8. These acquisitions have been accounted for as purchases and, accordingly, the acquired companies' results of operations are included in APC's consolidated financial statements from the respective dates of acquisition.

Pro forma results from operations have not been provided as the acquisitions are not considered material individually and in the aggregate.

  3.   Restructuring

During the first quarter of 2002, APC announced global headcount reductions of approximately 17%. These actions impacted personnel worldwide throughout a broad range of functions within the organization, principally in the U.S., U.K., Ireland, and the Philippines. The majority of these terminations were the result of APC's decision to consolidate its Philippines-based manufacturing operations resulting in the closing of APC's manufacturing facility in the province of Laguna. APC expects to fully implement these restructuring actions during 2003.

In 2002, APC recorded $7.2 million of related restructuring costs of which $4.7 million and $2.5 million were classified in cost of goods sold and operating expenses, respectively. These costs included the effects of approximately 941 employee terminations, principally in the manufacturing area, facilities closures and the related impairment of tangible assets. These costs have not been allocated to APC's operating segments, but rather have been classified as indirect operating expenses for segment reporting consistent with APC's classification for its internal financial reporting; also refer to Note 15.

A summary of the related 2002 restructuring liabilities during 2002 is outlined below. APC expects all such restructuring liabilities at December 31, 2002 to be fully paid in cash by the end of 2003.

                            2002 Restructuring Plans

In thousands    Restructuring                                   Restructuring
                Liabilities at                                  Liabilities at
                  January 1,    Total    Non-cash       Cash     December 31,
                     2002      Charges    Charges     Payments       2002

Employee
  terminations       $ --      $2,550        $ --     $(2,525)        $25

Facilities
  closures             --       4,652      (3,877)         --         775

                     $ --      $7,202     $(3,877)    $(2,525)       $800

In the second half of 2001, APC recorded $8.6 million of restructuring costs of which $4.1 million and $4.5 million were classified in cost of goods sold and operating expenses, respectively. These costs were associated with manufacturing downsizing actions primarily in Denmark and the U.K. and included the effects of approximately 450 employee terminations, principally in the manufacturing area, facilities closures and the related impairment of tangible and intangible assets. These costs have not been allocated to APC's operating segments, but rather have been classified as indirect operating expenses for segment reporting consistent with APC's classification for its internal financial reporting; also refer to Note 15.

A summary of the related 2001 restructuring liabilities during 2002 is outlined below. All such restructuring liabilities were fully paid in cash at December 31, 2002.

                                 2001 Restructuring Plans

 In thousands    Restructuring                                             Restructuring
                 Liabilities at                                            Liabilities at
                   January 1,     Total   Non-cash                 Cash     December 31,
                     2002        Charges   Charges   Reversals   Payments       2002

 Employee
   terminations      $452         $ --      $ --       $ --       $(452)        $ --

                     $452         $ --      $ --       $ --       $(452)        $ --

 In thousands    Restructuring                                              Restructuring
                 Liabilities at                                             Liabilities at
                   January 1,     Total   Non-cash                 Cash     December 31,
                      2001       Charges   Charges   Reversals   Payments       2001

 Employee
   terminations      $ --        $3,517      $ --      $ --      $(3,065)       $452

 Facilities
   closures            --         2,141    (1,256)     (885)          --          --

 Impairment of
   intangible          --         3,833    (3,833)       --           --          --
   assets

                     $ --        $9,491   $(5,089)    $(885)     $(3,065)       $452

The reversal occurring in the fourth quarter of 2001 relating to facilities closures represents the reversal of a cancelled lease liability recognized during the third quarter of 2001 in connection with the closure of a leased facility in the United Kingdom. During the fourth quarter of 2001, APC reversed its decision to vacate the leased facility.


  4.   Special Charges

During the third and second quarters of 2000, APC agreed to license worldwide patent rights relating to uninterruptible power supply technology for lump-sum cash payments of $17.0 million and $48.0 million, respectively. These license fees were paid from operating cash during the third and second quarters of 2000, respectively. APC evaluated the portion of the license fees that represented payment for prior use of the subject technology and the portion that represented payment for future use. Considering each of its markets and the historical and projected revenue realized in markets utilizing the licensed technology, APC estimated the present value of royalty payments, basing this calculation on an appropriate royalty rate and the technology's contribution to the overall value of affected products. Separate present values were calculated for both historic and projected product sales; the historic values were expensed and the projected values were capitalized. Accordingly, write-offs of the fully paid-up portions of the patent licenses were recognized in APC's consolidated statements of income for the third and second quarters of 2000 as special charges to pre-tax earnings of $17.5 million and $30.4 million, respectively, including direct expenses of $1.5 million and $1.9 million, respectively. The remaining balances of $1.0 million and $19.5 million have been classified on the consolidated balance sheet as long term assets and are being amortized on a straight-line basis over three years and nine years, respectively, the estimated remaining economic lives of the patent licenses.

  5.   Investments

 In thousands                              Gross        Gross
                                        Unrealized   Unrealized
                            Amortized     Holding      Holding        Fair
                               Cost        Gains       Losses        Value

 At December 31, 2002

 Available-for-sale:
 Bond funds                   $31,233       $114       $(449)       $30,898
 Equity investments               398         --          --            398
                               31,631        114        (449)        31,296
 Held-to-maturity:
 Certificates of deposit      134,602         --          --        134,602
 Corporate bonds              153,501         78          --        153,579
 Municipal bonds and notes    120,845         --          (6)       120,839
 U.S. government
   agency securities           47,035        203         (20)        47,218
                              455,983        281         (26)       456,238

                             $487,614       $395       $(475)      $487,534

 At December 31, 2001

 Available-for-sale:
 Bond funds                   $25,192       $ --       $(100)       $25,092

 Held-to-maturity:
 Certificates of deposit       12,257         --          --         12,257
 Corporate bonds               32,583         --        (209)        32,374
 Municipal bonds and notes     30,083        142         (60)        30,165
 U.S. government
  agency securities             4,853        134          --          4,987
                               79,776        276        (269)        79,783

                             $104,968       $276       $(369)      $104,875

Proceeds from the sales of investment securities available-for-sale were $20 million in 2002; gross realized losses were approximately $224,000 in 2002. There were no sales of investment securities in 2001 or 2000.

  6.   Accounts Receivable

Accounts receivable are generally not concentrated in any geographic region or industry. Collateral is usually not required except for certain international transactions for which APC requires letters of credit to secure payment. APC estimates an allowance for doubtful accounts based on the credit worthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could affect APC's estimate of its bad debts.


  7.   Inventories

            In thousands               December 31,    December 31,
                                              2002            2001
            Raw materials                 $175,079        $158,140
            Work in process                  7,740           9,238
            Finished goods                 137,152         183,258
            Total inventories             $319,971        $350,636


  8.   Goodwill and Other Intangible Assets

At December 31, 2002, goodwill of $6.7 million is associated with the Small Systems segment.

Amortized intangible assets are as follows:

        In thousands                      December 31, 2002
                                Weighted
        Amortized                Average         Gross
        Intangible            Amortization     Carrying      Accumulated
        Assets                   Period         Amount      Amortization
        Technology               6 years        $80,642        $26,702
        Customer lists           5 years          8,900          3,519
        Tradenames               5 years          3,157          1,221
        Total amortized
          intangible assets      6 years        $92,699        $31,442

Aggregate amortization expense related to APC's other intangible assets for 2002 was $11.9 million. Estimated aggregated amortization for each of the next five succeeding fiscal years is $11.9 million for 2003, $11.4 million for 2004, $11.4 million for 2005, $11.4 million for 2006, and $9.3 million for 2007. There are no expected residual values related to these intangible assets.

The following summary reconciles reported net income to adjusted net income as if APC had adopted Statement 142 on January 1, 2000, excluding the amortization of goodwill and reflecting the adjusted useful lives of other intangible assets. Had APC adopted Statement 142 effective January 1, 2000, there would have been no impact on 2001 and 2000 diluted earnings per share of $0.58 or $0.83.

   In thousands                           2002          2001          2000
   Reported net income                 $82,022      $113,365      $165,651
   Add back: Goodwill amortization          --         2,853         2,036
   Adjust: Technology amortization          --        (2,105)       (2,012)
   Adjust: Customer lists amortization      --          (538)         (379)
   Adjust: Tradenames amortization          --          (196)         (195)
   Adjusted net income                 $82,022      $113,379      $165,101


  9.   Long-lived Assets

In 2002, APC announced its decision to consolidate its Philippines-based manufacturing operations resulting in the closing of APC's manufacturing facility in the province of Laguna. In connection with this action as well as the closure of manufacturing facilities in the U.S. and U.K., APC recorded $7.1 million of asset impairment charges related to buildings and equipment of which $6.6 million and $0.5 million were classified in cost of goods sold and operating expenses, respectively. These impairment charges have not been allocated to APC's operating segments, but rather have been classified as indirect operating expenses for segment reporting consistent with APC's classification for its internal financial reporting. At December 31, 2002, a building and equipment held-for-sale with an aggregate value of $3.0 million are stated at the lower of their fair values less estimated selling costs or carrying amounts, and depreciation is no longer recognized. APC expects to complete its sale of these assets, located in the Philippines, in 2003.


  10.  Revolving Credit Agreements and Short Term Debt

At December 31, 2002 and 2001, APC had available for future borrowings $65.0 million under an unsecured line of credit agreement at a floating interest rate equal to the bank's cost of funds rate plus 0.625% and an additional $6.0 million ($7.0 million in 2001) under an unsecured line of credit agreement with a second bank at similar interest rates. No borrowings were outstanding under these facilities during fiscal years 2002, 2001 and 2000, or at December 31, 2002 and 2001.


  11.  Warranty Liability and Product Recall

In            Product     Accruals for    Adjustments                 Product
thousands     Warranty       Product      to Accruals                 Warranty
            Liability at   Warranties         for                   Liability at
             Beginning    Issued During   Preexisting    Warranty      End of
              of Year       the Year       Warranties    Payments       Year
2002           $6,846        $41,798        $(167)      $(21,294)     $27,183

2001            5,594         26,053         (446)       (24,355)       6,846

2000            4,161         26,345           --        (24,912)       5,594

In early 2003, APC announced a product recall of Back-UPS CS 350 and 500 models, due to potential safety issues. APC has received eight reports worldwide of units overheating, resulting in the melting of the unit's outer casing, six of which occurred in the United States. Three of the reported incidents resulted in minor property damage; no injuries have been reported. The total number of affected devices being recalled worldwide is approximately 2.1 million with approximately 900,000 devices recalled in the United States. The recall is limited to two specific models in APC's Back-UPS CS product line, the Back-UPS CS 350 and the Back-UPS CS 500, in both 120-volt and 230-volt models. The affected units were manufactured between November 2000 and December 2002 and were sold primarily through computer and electrical distribution, catalog and retail outlets worldwide. We have accrued a current liability and recognized additional warranty expense, classified in cost of goods sold, of $19.6 million. Actual amounts may differ materially from our current estimates.


  12.  Income Taxes

Total federal, state, and foreign income tax expense (benefit) from continuing operations for the years ended December 31, 2002, 2001, and 2000 consists of the following:

          In thousands          Current      Deferred        Total
          2002
          Federal               $33,502      $(5,657)      $27,845
          State                   7,287       (1,063)        6,224
          Foreign                12,978       (1,733)       11,245
                                $53,767      $(8,453)      $45,314
          2001
          Federal               $33,887      $(7,584)      $26,303
          State                   7,653       (1,425)        6,228
          Foreign                14,302       (1,645)       12,657
                                $55,842     $(10,654)      $45,188
          2000
          Federal               $53,319      $(3,850)      $49,469
          State                   8,073         (794)        7,279
          Foreign                12,559       (1,647)       10,912
                                $73,951      $(6,291)      $67,660

Income tax expense attributable to continuing operations amounted to $45.3 million in 2002, $45.2 million in 2001, and $67.7 million in 2000, (effective rates of 28.0%, 28.5%, and 29.0%, respectively). The actual expense for 2002, 2001 and 2000 differs from the "expected" tax expense (computed by applying the statutory U.S. federal corporate tax rate of 35% to earnings before income taxes) as follows:

        In thousands                2002         2001         2000
        Computed "expected"
          tax expense            $56,643      $55,494      $81,659

        State income taxes,
          net of federal
          income tax benefit       4,046        4,048        4,731

        Foreign earnings
          taxed at rates
          lower than U.S.
          statutory rate
          (principally
          Ireland and the
          Philippines)           (13,641)     (10,920)     (16,616)

        Extraterritorial
          income exclusion/
          foreign sales
          corporation             (1,610)      (1,352)      (1,754)

        Other                       (124)      (2,082)        (360)

                                 $45,314      $45,188      $67,660

The domestic and foreign components of earnings before income taxes were $89.3 million and $72.5 million, respectively, for 2002; $79.6 million and $79.0 million, respectively, for 2001; and $145.3 million and $88.0 million, respectively, for 2000. Total income tax expense for the years ended December 31, 2002, 2001 and 2000 was allocated as follows:

    In thousands                       2002         2001         2000
    Income from continuing
      operations                    $45,314      $45,188      $67,660

    Shareholders' equity, for
      compensation expense for
      tax purposes in excess of
      amounts recognized for
      financial statement purposes     (490)      (1,131)      (7,981)

    Shareholders' equity, for
      unrealized loss in
      investments                       (85)          --           --

    Cumulative effect of
      accounting change             (15,459)          --           --

                                    $29,280      $44,057      $59,679

At December 31, 2002 and 2001, deferred income tax assets and liabilities result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. The sources and tax effects of these temporary differences are presented below:

        In thousands                               2002        2001

        Deferred tax assets:
        Intangible assets                       $27,792     $12,006
        Inventory obsolescence reserve           11,137       4,956
        Allowances for sales and
          marketing programs                      8,474       9,019
        Reserve for warranty and product
          recall costs                            7,930       2,262
        Intercompany inventory profits            6,903       6,140
        Accrual for compensation and
          compensated absences                    6,816       3,877
        Deferred revenue                          5,199       4,345
        Additional costs inventoried
          for tax purposes                        1,715       6,681
        Allowance for doubtful accounts             990       4,521
        Other                                     3,438       3,031
        Total gross deferred tax assets          80,394      56,838
        Less valuation allowance                 (2,434)     (1,659)
        Net deferred tax assets                  77,960      55,179

        Deferred tax liabilities:
        Excess of tax over financial
          statement depreciation                 11,933      12,215
        Other                                     3,155       4,091
        Total deferred tax liabilities           15,088      16,306

        Net deferred income taxes               $62,872     $38,873

In assessing the realizability of deferred tax assets, APC considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2002 and 2001, APC provided a valuation allowance on certain of its deferred tax assets, primarily consisting of net operating losses generated in 2002 and 2001 for the start up of Brazilian operations, because of uncertainty regarding their realizability.

  13.  Stock Plans

Stock-based Compensation Plans
At December 31, 2002, APC had four stock option plans and an employee stock purchase plan, which are described below.

Stock Option Plans
On April 21, 1997, APC's shareholders approved the 1997 Stock Option Plan and on June 19, 1987 approved the 1987 Stock Option Plan (collectively the Plans). The 1997 and 1987 Stock Option Plans authorized the grant of options for up to 12.0 million shares and 21.6 million shares, respectively, of common stock. On June 11, 2002 and May 7, 1999, APC's shareholders authorized an additional 9.5 million shares and 12.0 million shares, respectively, under the 1997 Stock Option Plan, resulting in an aggregate of 33.5 million shares available for grant under the 1997 Stock Option Plan. Options granted under the Plans are either (a) options intended to constitute incentive stock options (ISOs) under the Internal Revenue Code of 1986 (the Code) or (b) non-qualified options. Incentive stock options may be granted under the Plans to employees or officers of APC. Non-qualified options may be granted to consultants, directors (whether or not they are employees), employees or officers of APC.

ISOs granted under the Plans may not be granted at a price less than the fair market value of the common stock on the date of grant (or 110% of fair market value in the case of employees or officers holding 10% or more of the voting stock of APC). The aggregate fair market value of shares, for which ISOs granted to any employee are exercisable for the first time by such employee during any calendar year (under all stock option plans of APC and any related corporation), may not exceed $100,000. Non-qualified options granted under the Plan may not be granted at a price less than the lesser of (a) the book value per share of common stock as of the end of the fiscal year of APC immediately preceding the date of such grant, or (b) 50% of the fair market value of the common stock on the date of grant.

Options granted under the Plans before December 1, 1995 vested 25% at the end of the first year and 12.5% at the end of each six month period thereafter.
Options granted after December 1, 1995 and before February 14, 1997 vested 20% at the end of the second year and 20% at the end of each year thereafter. Options granted after February 14, 1997 vest 25% at the end of the first year and 12.5% at the end of each six month period thereafter.

On April 21, 1997, APC's shareholders approved the 1997 Non-employee Director Stock Option Plan and on May 20, 1993 approved the 1993 Non-employee Director Stock Option Plan (collectively the Director Plans). The 1997 and 1993 Director Plans authorized the grant of options for up to 400,000 shares and 80,000 shares of common stock, respectively. In 2002, four non-employee directors were entitled to participate in the 1997 Non-Employee Director Stock Option Plan with each receiving a grant of options as of February 12, 2002 for 20,000 shares at an exercise price of $13.01. Two of those non-employee directors were elected at the June 2001 Annual Meeting of Shareholders and were each granted on August 9, 2001 under the 1997 Stock Option Plan options to purchase 13,643 shares at an exercise price of $13.57. In addition, two non-employee directors were previously entitled to participate in the 1997 Non-Employee Director Stock Option Plan with each receiving a grant of options as of February 12, 2001 for 20,000 shares at an exercise price of $13.25 and February 12, 2000 for 20,000 shares at an exercise price of $29.84 (i.e., the market price on the dates of grant).

Options granted under the 1997 Director Plan, and the options granted on August 9, 2001 under the 1997 Stock Option Plan, vest 25% at the end of the second year and 9.375% at the end of each six month period thereafter. Options granted under the 1993 Director Plan vested 25% at the end of the first year and 25% annually thereafter.

Options granted under all stock option plans before January 1, 1993 expired not more than five years from the date of grant, if unexercised. Options granted under all stock option plans after January 1, 1993 expire not more than ten years from the date of grant (five years in the case of ISOs granted to ten percent shareholders). The outstanding options at December 31, 2000 expire at various dates through 2009. Options granted terminate within a specified period of time following termination of an optionee's employment or position as a director or consultant with APC.

A summary of the status of APC's stock option plans as of December 31, 2002, 2001 and 2000, and changes during the years ending on those dates is presented below:

Shares in thousands          2002                2001                2000
                               Weighted            Weighted            Weighted
                               Average             Average             Average
                               Exercise            Exercise            Exercise
                       Shares   Price      Shares   Price      Shares   Price
Outstanding at
  beginning of year    17,649   $15.27     19,002   $15.26     12,082   $14.00
Granted                 4,603    11.08        574    14.36      9,448    16.41
Exercised                (305)   10.09       (754)   10.05     (1,488)   12.63
Terminated             (1,763)   17.09     (1,173)   17.20     (1,040)   15.50
Outstanding
  at end of year       20,184    14.27     17,649    15.31     19,002    15.26
Exercisable
  at end of year       10,834    14.86      8,454    14.55      4,531    13.01
Shares available
  at end of year
  for future grants    11,084               4,424               3,891


The following table summarizes information about stock options outstanding at December 31, 2002:

  Shares in thousands      Options Outstanding          Options Exercisable
                                 Weighted
                                 Average    Weighted               Weighted
  Range of                      Remaining    Average                Average
  Exercise           Shares    Contractual  Exercise     Shares    Exercise
  Prices          Outstanding  Life (years)   Price    Exercisable   Price
  $4.56 - $6.82         507        2.7        $4.95         507      $4.95
  $8.30 - $11.69      5,895        8.5        10.63       1,374       9.40
  $12.43 - $17.71    10,548        6.9        13.95       7,075      14.37
  $19.30 - $24.80     3,062        7.2        23.01       1,780      23.00
  $29.00 - $31.13       172        7.1        30.63          98      30.72
                     20,184        7.3        14.27      10,834      14.86


Stock Purchase Plan
On April 21, 1997, APC's shareholders approved an Employee Stock Purchase Plan (the Plan) to provide substantially all employees an opportunity to purchase shares of its common stock through payroll deductions, in an aggregate amount up to 10% of eligible compensation. Semiannually, participant account balances are used to purchase shares of stock at the lesser of 85% of the fair market value of shares on the grant date or the exercise date. The aggregate number of shares purchased by an employee may not exceed 6,000 shares annually (subject to limitations imposed by the Internal Revenue Code). The employee stock purchase plan expires on February 11, 2007. A total of 2.0 million shares are available for purchase under the Plan. During 2002, under the Plan, 86,131 shares were issued at $10.92 per share and 79,838 shares were issued at $10.85 per share. During 2001, under the Plan, 102,079 shares were issued at $11.17 per share and 98,851 shares were issued at $10.94 per share. During 2000, under the Plan, 41,671 shares were issued at $18.75 per share and 89,173 shares were issued at $11.00 per share.

  14.  Retirement Benefits

Employee Stock Ownership Plans
At December 31, 2002, APC had noncontributory Employee Stock Ownership Plans
(ESOP) covering substantially all employees in North America and Ireland. Contributions to the ESOP are based on a percentage of eligible compensation and are determined by APC's Board of Directors at its discretion, subject to the limitations established by U.S. and Ireland tax laws. The ESOP held 7.1 million shares, 7.7 million shares, and 8.3 million shares of common stock at December 31, 2002, December 31, 2001, and December 31, 2000, respectively. No shares were contributed to the ESOP in 2002, 2001 or 2000.

Employee Savings Plan
On May 1, 1997, APC established an employee savings plan (the Savings Plan) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code of 1986, as amended, covering substantially all North American employees. The Savings Plan allows eligible employees to contribute up to 15% of their compensation on a pre-tax basis subject to certain limitations. APC matches, with its common stock, 100% of the first 3% of employee contributions plus 50% of the next 3% of employee contributions. Employees are fully vested in their employer matching contributions. Employees may diversify employer matching contributions to other investment options available under the Savings Plan.

APC also contributes to Company sponsored and government sponsored pension and retirement programs in several foreign locations.

During December 2002, APC's Board of Directors approved the merger of APC's ESOP into the Savings Plan to be effective at a future date to be determined by APC's management.

APC's pension and retirement benefit contributions in 2002, 2001 and 2000 amounted to approximately $7.9 million, $9.2 million, and $4.9 million, respectively.


  15.  Operating Segment and Geographic Information

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

The Small Systems segment develops power solutions for servers and networking equipment commonly used in local area and wide area networks and for personal computers and sensitive electronics. Major product offerings include the Smart-UPS, Matrix-UPS, Symmetra Power Array and Back-UPS family of UPSs. Also included are the SurgeArrest surge suppressors as well as cabling and connectivity products. Additional accessories and software products are offered to enhance the management of these networks. Products include PowerChute software, MasterSwitch power distribution units and NetShelter server enclosures. Products are sold to home and commercial users primarily through an indirect selling model consisting of computer distributors and dealers, value added resellers, mass merchandisers, catalog merchandisers, E-commerce vendors, and strategic partnerships.

The Large Systems segment produces large system solutions that provide power and availability solutions for data centers, facilities and communications equipment. Product offerings include Silcon UPSs, NetworkAIR precision cooling equipment, DC-power systems, and major components of InfraStruXure systems products are sold to commercial users primarily through an indirect selling model consisting of value added resellers and strategic partnerships.

In the fourth quarter of 2001, APC acquired select inventory and related technology associated with outside plant, networking power product lines from ARRIS Group, Inc. for $10.3 million paid in cash. The product lines were acquired from ARRIS' EnergyLink family of power supplies, enclosures and equipment for network broadband power, including the TSP (Total System Power) line. The product lines are designed for outdoor use, commonly installed on utility poles or adjacent to fiber nodes, and provide back-up power for broadband cable applications. The combination of the Arris product line and APC's PowerShield products provide a comprehensive broadband power product line. Beginning in 2002, both offerings are included in the Large Systems segment. Prior to 2002, APC's PowerShield products were classified in the Small Systems segment. In 2002, the PowerShield products were reclassified to the Large Systems segment along with the other broadband solutions from the ARRIS acquisition which share similar product applications and economic characteristics more closely matching the Large Systems segment.

The Other segment principally consists of notebook computer accessories, replacement batteries and Web-based services.

APC measures the profitability of its segments based on direct contribution margin. Direct contribution margin includes R&D, marketing, and administrative expenses directly attributable to the segments and excludes certain expenses which are managed outside the reportable segments. Costs excluded from segment profit are indirect operating expenses, primarily consisting of selling and corporate expenses, and income taxes. In addition, our 2002 product recall provision, 2002 and 2001 restructuring charges, 2002 impairment of assets held-for-sale, and our 2001 excess inventory provision have not been allocated to our operating segments, but rather have been classified as indirect operating expenses for segment reporting consistent with our classification for our internal financial reporting. Expenditures for additions to long-lived assets are not tracked or reported by the operating segments, although depreciation expense is allocated to and reported by the operating segments.

APC closely monitors the credit worthiness of its customers, adjusting credit policies and limits as deemed necessary. Two computer distributor customers, Tech Data Product Management and Ingram Micro, accounted for approximately 14.4% and 13.2%, respectively, of net sales in 2002, 13.3% and 15.5%, respectively, of net sales in 2001, and 11.4% and 14.9%, respectively, of net sales in 2000. The majority of APC's sales to Tech Data Product Management and Ingram Micro are included in the Small Systems segment.

Summary operating segment information is as follows:

    In thousands                          2002          2001          2000
    Segment net sales:
    Small Systems                   $1,056,140    $1,149,175    $1,253,365
    Large Systems                      182,074       210,664       192,505
    Other                               54,773        38,893        14,441
    Total segment net sales          1,292,987     1,398,732     1,460,311
    Shipping and handling
      revenues                           7,038         6,052        10,033
    Total net sales                 $1,300,025    $1,404,784    $1,470,344

    Segment profits (losses):
    Small Systems                     $442,195      $459,382      $546,649
    Large Systems                      (16,771)      (32,393)        5,143
    Other                               30,457        22,242         7,590
    Total segment profits              455,881       449,231       559,382
    Shipping and handling
      net costs                         21,705        20,777        20,745
    Provision for product recall        19,600            --            --
    Restructuring charges                7,202         8,606            --
    Impairment of assets
      held-for-sale                      3,203            --            --
    Provision for excess
      inventory                             --        12,370            --
    Other indirect operating
      expenses                         253,224       262,625       329,164
    Other income, net                   10,889        13,700        23,838
    Earnings before income
      taxes and cumulative
      effect of accounting change     $161,836      $158,553      $233,311

    Segment depreciation:
    Small Systems                      $17,146       $22,692       $18,517
    Large Systems                        5,340         8,212         4,885
    Other                                  282            65            77
    Total segment depreciation          22,768        30,969        23,479
    Corporate                           16,897        13,408         8,878
    Total depreciation                 $39,665       $44,377       $32,357

Summary geographic information is as follows:

    In thousands                          2002          2001          2000
    Net sales:
    United States                     $625,447      $731,623      $775,573
    North and Latin America
      excluding United States           85,158        71,973        65,292
    Europe, Middle East, and Africa    372,614       370,483       394,361
    Far East                           216,906       230,705       235,118
                                    $1,300,125    $1,404,784    $1,470,344

Sales are attributed to geographic regions based on location of customer. No individual foreign country is material in relation to total net sales.

    In thousands                          2002          2001          2000
    Capital expenditures:
    United States                       $7,395       $15,382       $36,776
    Europe                               4,119         7,602        13,427
    Philippines                          1,827         9,237        19,195
    Other Far East                       4,320        11,671         4,318
    Latin America                        1,894         3,967            --
                                       $19,555       $47,859       $73,716
    Long-lived assets:
    United States                     $176,166      $140,192      $150,929
    Europe                              84,531       135,363       152,913
    Philippines                         37,003        51,740        47,798
    Other Far East                      24,497        21,209        14,533
    Latin America                        6,056         4,769            --
                                      $328,253      $353,273      $366,173

  16.  Litigation

APC is involved in various claims and legal actions arising in the ordinary course of business. APC does not believe that the ultimate disposition of these matters will have a material adverse effect on its consolidated financial position or results of operations or liquidity.

In addition, on January 10, 2003, Powerware Corporation filed in the United States District Court for the Eastern District of North Carolina a lawsuit alleging infringement of three United States patents. We have not yet been served with the complaint. Powerware Corporation is seeking unspecified damages and injunctive relief.


  17.  Fair Value of Financial Instruments

The carrying amounts of cash, cash equivalents, short term investments, accounts receivable, short-term debt, accounts payable, and accrued liabilities approximate their fair values because of the short duration of these instruments.


  18.  Commitments

APC has several non-cancelable operating leases, primarily for warehousing and office space, expiring at various dates through 2011. These leases contain renewal options for periods ranging from one to nine years and require APC to pay its proportionate share of utilities, taxes, and insurance. Rent expense under these leases for 2002, 2001 and 2000 was $8.0 million, $7.7 million, and $6.7 million, respectively.

Future minimum lease payments under these non-cancelable leases are: 2003 - $6.9 million; 2004 - $5.6 million; 2005 - $4.0 million; 2006 - $2.3 million; 2007 -
$1.9 million; and $5.9 million thereafter.


  19.  Contingencies

APC has agreements with the Industrial Development Authority of Ireland (IDA) under which it receives grant monies for costs incurred for machinery, equipment, and building improvements for its Galway and Castlebar facilities equal to 40% and 60%, respectively, of such costs up to a maximum of $13.1 million for Galway and $1.3 million for Castlebar. Such grant monies are subject to APC meeting certain employment goals and maintaining operations in Ireland until termination of the respective agreements. The total cumulative amounts of capital grant claims submitted and received through December 31, 2002 for the Galway facility were approximately $10.6 million and $10.6 million, respectively. The total cumulative amount of capital grant claims submitted through December 31, 2002 for the Castlebar facility was $0.4 million; no capital grant claims had been received for the Castlebar facility. Under separate agreements with the IDA, APC receives direct reimbursement of training costs at its Galway and Castlebar facilities for up to $3,000 and $12,500, respectively, per new employee hired. The total cumulative amounts of training grant claims submitted and received through December 31, 2002 for the Galway facility were approximately $1.2 million and $1.2 million, respectively. The total cumulative amount of training grant claims submitted and received through December 31, 2002 for the Castlebar facility were approximately $1.3 million and $0.8 million, respectively.

In addition, APC executed agreements in 1994 with an unrelated company to acquire the 280,000 square foot manufacturing and distribution facility presently occupied for one (1) Irish Pound (equivalent to approximately $1.50). As additional consideration for the facility, APC assumed a contingent liability of approximately _4.4 million (US$4.8 million) as part of APC's agreement with the IDA. The contingent liability is canceled upon successful completion of the terms of the agreement.

  20.  Quarterly Financial Data (Unaudited)

APC adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, on January 1, 2002. In connection its with adoption of Statement 142, APC recorded a non-cash charge equal to the goodwill balance associated with its Large Systems segment of approximately $50 million (approximately $35 million on an after-tax basis). This charge was recognized as the cumulative effect of a change in accounting principle net of income taxes, included in APC's results as of January 1, 2002, and had no effect on APC's liquidity.

In consideration of guidance issued by the Financial Accounting Standards Board's Emerging Issues Task Force in Issue No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products, Issue No. 00-14, Accounting for Certain Sales Incentives, and Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products), certain customer promotional payments, rebates and other discounts formerly classified as operating expenses have been retroactively re-classified as a reduction of revenue. These changes reduced net sales and also reduced marketing, selling, general and administrative (SG&A) expenses as shown below, in thousands. This accounting change had no impact on reported profit from operations, net income or earnings per share for any of the periods presented.

   Increase (decrease)            Q1          Q2          Q3          Q4

   2002:
   Net sales                    $4,050      $4,245      $8,674      $6,134
   SG&A                        $(4,050)    $(4,245)    $(8,674)    $(6,134)

   2001:
   Net sales                    $4,563      $8,556      $5,827      $9,582
   SG&A                        $(4,563)    $(8,556)    $(5,827)    $(9,582)

The following is a summary of quarterly results of operations in thousands except per share amounts:

                                  Q1          Q2          Q3          Q4

   2002
   Net sales                  $296,712    $308,200    $337,143    $357,970
   Gross profit               $102,301    $117,693    $136,995    $126,718
   Earnings before
     cumulative effect
     of accounting change      $16,573     $29,643     $42,015     $28,291
   Cumulative effect of
     accounting change,
     net of income taxes
     of $15,459 (Note 8)       $34,500        $ --        $ --        $ --
   Net income (loss)          $(17,927)    $29,643     $42,015     $28,291

   Basic earnings per share:
   Basic earnings
     per share before
     cumulative effect
     of accounting change        $0.08       $0.15       $0.21       $0.14
   Cumulative effect of
     accounting change,
     net of tax                 $(0.17)       $ --        $ --        $ --
   Basic earnings (loss)
     per share                  $(0.09)      $0.15       $0.21       $0.14
   Basic weighted average
     shares outstanding        195,828     195,918     196,049     196,301

   Diluted earnings per share:
   Diluted earnings
     per share before
     cumulative effect
     of accounting change        $0.08       $0.15       $0.21       $0.14
   Cumulative effect of
     accounting change,
     net of tax                 $(0.17)       $ --        $ --        $ --
   Diluted earnings (loss)
     per share                  $(0.09)      $0.15       $0.21       $0.14
   Diluted weighted average
     shares outstanding        197,388     196,917     196,631     197,880

   2001
   Net sales                  $355,125    $355,988    $355,116    $338,555
   Gross profit               $120,426    $134,501    $111,091    $117,871
   Net income                  $27,194     $34,799     $22,295     $29,077
   Basic earnings
     per share                   $0.14       $0.18       $0.11       $0.15
   Basic weighted average
     shares outstanding        195,132     195,176     195,377     195,536
   Diluted earnings
     per share                   $0.14       $0.18       $0.11       $0.15
   Diluted weighted average
     shares outstanding        196,700     197,482     196,522     196,966

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.


                                    Part III


Item 10.  Directors of the Registrant

Information with respect to Directors may be found under the caption "Occupations of Directors" appearing APC's definitive Proxy Statement for the 2003 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

Our policy governing transactions in our securities by directors, officers and employees permits our officers, directors and employees to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. We have been advised that two members of our Board of Directors, Neil
E. Rassmussen and Emmanuel E. Landsmen, and one executive officer, Donald M. Muir, have each entered into a trading plan in accordance with Rule 10b5-1. We anticipate that, as permitted by Rule 10b5-1, some or all of our officers, directors and employees may establish trading plans in the future. We intend to disclose the names of executive officers and directors who establish a trading plan in compliance with Rule 10b5-1 in our future quarterly and annual reports on Form 10-Q and 10-K filed with the U.S. Securities and Exchange Commission. However, we undertake no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan, other than in such current quarterly and annual reports as required by laws or regulations.


Item 11.  Executive Compensation

The information set forth under the caption "Executive Compensation" appearing in APC's definitive Proxy Statement for the 2003 Annual Meeting of Shareholders is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information set forth under the caption "Management and Principal Holders of Voting Securities" appearing in APC's definitive Proxy Statement for the 2003 Annual Meeting of Shareholders is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions

The information set forth under the caption "Certain Relationships and Related Transactions" appearing in APC's definitive Proxy Statement for the 2003 Annual Meeting of Shareholders is incorporated herein by reference.


Item 14.  Controls and Procedures

(A)  Evaluation of disclosure controls and procedures

Our chief executive officer and our chief financial officer, after evaluating the effectiveness of APC's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this annual report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

(B)  Changes in internal controls

There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

                                     Part IV


Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Documents filed as part of Form 10-K

1.  Consolidated Financial Statements

APC's consolidated financial statements have been included in Item 8 of this report.

    Consolidated Balance Sheets as of December 31, 2002 and 2001
    Consolidated Statements of Income for each of the three years ended
          December 31, 2002, 2001 and 2000
    Consolidated Statements of Changes in Shareholders' Equity for each of the three years ended December 31, 2002, 2001 and 2000
    Consolidated Statements of Cash Flows for each of the three years ended
          December 31, 2002, 2001 and 2000
    Notes to Consolidated Financial Statements

2.  Consolidated Financial Statement Schedules

    Schedule                                                       Page
     Number    Description                                        Number
       II      Valuation and Qualifying Accounts and Reserves       67

Schedules other than those listed above have been omitted since they are either not required or the information required is included in the consolidated financial statements or the notes thereto.

KPMG LLP's reports with respect to the above listed consolidated financial statements and consolidated financial statement schedule are included herein on pages 61 and 62.

3.   Exhibit Listing

     Exhibit
     Number        Description
     3.01          Articles of Organization of APC, as amended
     3.02          By-Laws of the Registrant, as amended and
                     restated
     4.01          Shareholder Rights Agreement, dated as of
                     September 2, 1999, between APC and BankBoston, N.A.
     4.02          Stock Purchase Agreement dated as of April 28,
                     2000, by and among ABL Acquisition Corporation,
                     Randall R. Amon, Daniel Bryan, William C.
                     Litsinger III, Jack L. Ottenheimer and Kevin W.
                     Campion (4.02)
     10.01         1987 Stock Option Plan of APC (X)
     10.02         Form of Incentive Stock Option Agreement under
                     APC's 1987 Stock Option Plan (X)
     10.03         Form of the Non-Qualified Stock Option Agreement
                     under APC's 1987 Stock Option Plan (X)
     10.04         APC's Employee Stock Ownership Plan Trust
                     Agreement dated December 30, 1987 (X)
     10.05         APC's Employee Stock Ownership Plan dated
                     December 30, 1987, as amended and restated (X)
     10.06         Employment Agreement dated June 16, 1986 between
                     APC and Rodger B. Dowdell, Jr. (X)
     10.07         Unsecured line of credit agreement dated June 29,
                     1991 between APC and Rhode Island Hospital Trust
                     National Bank
     10.08         Unsecured line of credit agreement dated December
                     30, 1991 between APC and Fleet National Bank
     10.09         Amendment dated December 30, 1992 to Unsecured
                     line of credit agreement between APC and Fleet
                     National Bank
     10.10         Grant agreement dated February 16, 1994 between
                     APC and Industrial Development Authority of Ireland
     10.11         Contract for Sale dated January 31, 1994 between
                     APC and Digital Equipment International
     10.12         Management Agreement dated January 31, 1994
                     between APC and Digital Equipment International
     10.13         License Agreement dated January 31, 1994 between
                     APC (Grantor) and Digital Equipment International
                     (Licensee)
     10.14         Grant of Options Agreement dated January 31, 1994
                     between APC and Digital Equipment International
     10.15         Memorandum Agreement dated January 31, 1994
                     between APC and Digital Equipment International
     10.16         1993 Non-Employee Director Stock Option Plan (X)
     10.17         Letter Agreement dated June 22, 1995 to amend
                     loan agreement dated December 30, 1991 by and
                     between APC and Fleet National Bank
     10.18         Letter Agreement dated October 11, 1995 to amend
                     loan agreement dated December 30, 1991 by and
                     between APC and Fleet National Bank
     10.19         Purchase and Sale Contract dated April 12, 1995
                     between APC and Trustees of Normac-Billerica
                     Associates III  u/d/t dated October 11, 1979
     10.20         American Power Conversion Corporation B.V. Profit
                     Sharing Scheme dated September 25, 1996 (X)
     10.21         1997 Non-Employee Director Stock Option Plan of APC (X)
     10.22         Amended and Restated 1997 Stock Option Plan of APC (X)
     10.23         1997 Employee Stock Purchase Plan of APC (X)
     10.24         Form of Change-in-Control Severance Agreement
                     dated as of July 5, 2000 entered into by APC with
                     each of Rodger B. Dowdell, Jr. and Neil E.
                     Rasmussen. (X) (10.24)
     10.25         Form of Change-in-Control Severance Agreement
                     dated as of July 5, 2000 entered into by APC with
                     each of Donald M. Muir, Aaron L. Davis, and Peter
                     A. Rumsey, and dated as of February 7, 2001
                     entered into by APC with Edward M. Machala. (X) (10.25)
     21            Subsidiaries of APC
     23            Consent of KPMG LLP
     99.1          Certification of Rodger B. Dowdell, Jr., Chief
                     Executive Officer, pursuant to 18 U.S.C. Section
                     1350, as adopted pursuant to Section 906 of the
                     Sarbanes-Oxley Act of 2002 *
     99.2          Certification of Donald M. Muir, Chief Financial
                     Officer, pursuant to 18 U.S.C. Section 1350, as
                     adopted pursuant to Section 906 of the Sarbanes-
                     Oxley Act of 2002 *

(X) Indicates a management contract or any compensatory plan, contract or arrangement.

* APC has the originally signed certificate and will provide it to the U.S. Securities and Exchange Commission upon request.

(b)  Reports on Form 8-K
     No reports on Form 8-K have been filed by the Registrant during the quarter ended December 31, 2002.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
American Power Conversion Corporation:


We have audited the accompanying consolidated balance sheets of American Power Conversion Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Power Conversion Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.



                                   KPMG LLP



Providence, Rhode Island
February 4, 2003

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Shareholders
American Power Conversion Corporation:


Under date of February 4, 2003, we reported on the consolidated balance sheets of American Power Conversion Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2002, which are contained in the annual report on Form 10-K for the year 2002. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule listed in Item 15(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                   KPMG LLP



Providence, Rhode Island
February 4, 2003

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      AMERICAN POWER CONVERSION CORPORATION

                                          Date:  March 26, 2003

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

                                          Date:  March 26, 2003

                         By:  /s/ Rodger B. Dowdell, Jr.
                             Rodger B. Dowdell, Jr.,
                              Chairman, President,
                      Chief Executive Officer and Director
                          (principal executive officer)

                                          Date:  March 26, 2003

                             By:  /s/ Donald M. Muir
                                 Donald M. Muir,
               Senior Vice President, Finance and Administration,
                     Treasurer, and Chief Financial Officer
                  (principal financial and accounting officer)

                                          Date:  March 26, 2003

                              /s/ Neil E. Rasmussen
                               Neil E. Rasmussen,
          Senior Vice President, Chief Technology Officer and Director

                                          Date:  March 26, 2003

                            /s/  Emanuel E. Landsman
                              Emanuel E. Landsman,
                           Vice President and Director

                                          Date:  March 26, 2003

                                /s/ Ervin F. Lyon
                                 Ervin F. Lyon,
                                    Director

                                          Date:  March 26, 2003

                               /s/ James D. Gerson
                                James D. Gerson,
                                    Director

                                          Date:  March 26, 2003

                              /s/ John G. Kassakian
                               John G. Kassakian,
                                    Director

                                          Date:  March 26, 2003

                             /s/ John F. Keane, Sr.
                               John F. Keane, Sr.
                                    Director

                                  CERTIFICATION



I, Rodger B. Dowdell, Jr., certify that:

1. I have reviewed this annual report on Form 10-K of American Power Conversion Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 26, 2003


/s/ Rodger B. Dowdell, Jr.

Rodger B. Dowdell, Jr.
Chairman, President and Chief Executive Officer

                                  CERTIFICATION



I, Donald M. Muir, certify that:

1. I have reviewed this annual report on Form 10-K of American Power Conversion Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003


/s/ Donald M. Muir

Donald M. Muir
Senior Vice President, Finance and Administration,
Treasurer and Chief Financial Officer

                                                                     Schedule II




             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

                 Valuation and Qualifying Accounts and Reserves

              For the years ended December 31, 2002, 2001 and 2000




Valuation accounts deducted from assets to which they apply:


In thousands           Balance at     Charged to     Write Offs/      Balance
                       Beginning       Costs and     Allowances        at End
                        of Year        Expenses        Taken          of Year


Allowance for Doubtful Accounts Receivable:

  2002                  $18,712         $3,890        $(4,747)        $17,855
  2001                   20,085          4,775         (6,148)         18,712
  2000                   19,543          2,028         (1,486)         20,085



Inventory Reserve:

  2002                  $32,850        $10,780        $(6,466)        $37,164
  2001                   20,481         18,015         (5,646)         32,850
  2000                   17,080          4,632         (1,231)         20,481



Deferred Tax Asset Valuation Allowance:

  2002                   $1,659           $775           $ --          $2,434
  2001                       --          1,659             --           1,659
  2000                       --             --             --              --

             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
                                  EXHIBIT INDEX

                                                                           Page
Exhibit Number      Description                                             No.
3.01****            Articles of Organization of the Registrant, as
                      amended (3.01)
3.02**********      By-Laws of the Registrant, as amended and
                      restated (3.02)
4.01***********     Shareholder Rights Agreement, dated as of
                      September 2, 1999, between APC and
                      BankBoston, N.A. (4.01)
4.02***********     Stock Purchase Agreement dated as of April 28, 2000,
                      by and among ABL Acquisition Corporation,
                      Randall R. Amon, Daniel Bryan,
                      William C. Litsinger III, Jack L. Ottenheimer and
                      Kevin W. Campion (4.02)
10.01*              1987 Stock Option Plan of the Registrant (10.01) (X)
10.02*              Form of Incentive Stock Option Agreement under
                      the Registrant's 1987 Stock Option Plan (10.02) (X)
10.03*              Form of the Non-Qualified Stock Option
                      Agreement under the Registrant's 1987 Stock
                      Option Plan (10.03) (X)
10.04*              The Registrant's Employee Stock Ownership Plan
                      Trust Agreement dated December 30, 1987 (10.04) (X)
10.05**             The Registrant's Employee Stock Ownership Plan
                      dated December 30, 1987, as amended and
                      restated (10.05) (X)
10.06*              Employment Agreement dated June 16, 1986
                      between APC and Rodger B. Dowdell, Jr. (10.07) (X)
10.07**             Unsecured line of credit agreement dated
                      June 29, 1991 between the Registrant and Rhode
                      Island Hospital Trust National Bank (10.19)
10.08**             Unsecured line of credit agreement dated
                      December 30, 1991 between the Registrant and
                      Fleet National Bank (10.20)
10.09***            Amendment dated December 30, 1992 to Unsecured
                      line of credit agreement between the Registrant
                      and Fleet National Bank (10.13)
10.10***            Grant agreement dated February 16, 1994 between
                      the Registrant and Industrial Development
                      Authority of Ireland (10.14)
10.11***            Contract for Sale dated January 31, 1994
                      between the Registrant and Digital Equipment
                      International (10.15)
10.12***            Management Agreement dated January 31, 1994
                      between the Registrant and Digital Equipment
                      International (10.17)
10.13***            License Agreement dated January 31, 1994
                      between the Registrant (Grantor) and Digital
                      Equipment International (Licensee) (10.18)
10.14***            Grant of Options Agreement dated January 31,
                      1994 between the Registrant and Digital
                      Equipment International (10.19)
10.15***            Memorandum Agreement dated January 31, 1994
                      between the Registrant and Digital Equipment
                      International (10.20)
10.16***            1993 Non-Employee Director Stock Option
                      Plan (10.22) (X)
10.17*****          Letter Agreement dated June 22, 1995 to amend
                      loan agreement dated December 30, 1991 by and
                      between Registrant and Fleet National
                      Bank (10.1)
10.18******         Letter Agreement dated October 11, 1995 to
                      amend loan agreement dated December 30, 1991 by
                      and between Registrant and Fleet National
                      Bank (10.1)
10.19*******        Purchase and Sale Contract dated April 12, 1995
                      between the Registrant and Trustees of Normac-
                      Billerica Associates III  u/d/t dated
                      October 11, 1979 (10.19)
10.20********       American Power Conversion Corporation B.V.
                      Profit Sharing Scheme dated
                      September 25, 1996 (10.20) (X)
10.21*********      1997 Non-Employee Director Stock Option Plan of
                      the Registrant (4.4) (X)
10.22*************  Amended and Restated 1997 Stock Option Plan of
                      the Registrant (X)
10.23*********      1997 Employee Stock Purchase Plan of the
                      Registrant (4.6) (X)
10.24************   Form of Change-in-Control Severance Agreement
                      dated as of July 5, 2000 entered into by APC
                      with each of Rodger B. Dowdell, Jr. and
                      Neil E. Rasmussen. (X) (10.24)
10.25************   Form of Change-in-Control Severance Agreement
                      dated as of July 5, 2000 entered into by APC
                      with each of Donald M. Muir, Aaron L. Davis,
                      and Peter A. Rumsey, and dated as of
                      February 7, 2001 entered into by APC with
                      Edward M. Machala. (X) (10.25)

             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
                              EXHIBIT INDEX (CONT.)

                                                                           Page
Exhibit Number      Description                                             No.
21                  Subsidiaries of Registrant                              70
23                  Consent of KPMG LLP                                     71
99.1**************  Certification of Rodger B. Dowdell, Jr.,                72
                      Chief Executive Officer, pursuant to
                      18 U.S.C. Section 1350, as adopted pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002
99.2**************  Certification of Donald M. Muir,                        73
                      Chief Financial Officer, pursuant to
                      18 U.S.C. Section 1350, as adopted pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed as exhibits to APC's Registration Statement on Form S-18 dated July, 1988 (File No. 33-22707-B).
** Previously filed as an exhibit to APC's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference (File No. 0-17126). The number given in parenthesis indicates the corresponding exhibit in such Form 10-K.
*** Previously filed as an exhibit (Exhibit No. 22) to APC's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference (File No. 1-12432). The number given in parenthesis indicates the corresponding exhibit in such Form 10-K.
**** Previously filed as an exhibit to APC's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference (File No. 1-12432). The number given in parenthesis indicates the corresponding exhibit in such Form 10-K.
***** Previously filed as an exhibit to APC's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1995 and incorporated herein by reference (File No. 1-12432). The number given in parenthesis indicates the corresponding exhibit in such Form 10-Q.
****** Previously filed as an exhibit to APC's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995 and incorporated herein by reference (File No. 1-12432). The number given in parenthesis indicates the corresponding exhibit in such Form 10-Q.
******* Previously filed as an exhibit to APC's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference (File No. 1-12432). The number given in parenthesis indicates the corresponding exhibit in such Form 10-K.
******** Previously filed as an exhibit to APC's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference (File No. 1-12432). The number given in parenthesis indicates the corresponding exhibit in such Form 10-K.
********* Previously filed as exhibits to APC's Registration Statement on Form S-8 dated July 31, 1997 (File No. 333-32563). The number given in parenthesis indicates the corresponding exhibit in such Form S-8.
********** Previously filed as an exhibit to APC's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference (File No. 1-12432). The number given in parenthesis indicates the corresponding exhibit in such Form 10-K.
*********** Previously filed as an exhibit to APC's Current Report on Form 8-K, dated as of September 3, 1999, which included as Exhibit A the Form of Rights Certificate, and as Exhibit B the Summary of Rights to Purchase Common Stock, and incorporated herein by reference (File No. 1-12432). The number given in parenthesis indicates the corresponding exhibit in such Form 8-K.
************ Previously filed as an exhibit to APC's Registration Statement on Form S-3 and incorporated herein by reference (File No. 333-43348).
************ Previously filed as an exhibit to APC's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000 and incorporated herein by reference (File No. 1-12432).
************* Previously filed as an exhibit to APC's Definitive Proxy Statement on Schedule 14A for the fiscal year ended December 31, 2002 dated April 29, 2002 and incorporated herein by reference.
************** APC has the originally signed certificate and will provide it to the U.S. Securities and Exchange Commission upon request.

(X) Indicates a management contract or any compensatory plan, contract or arrangement.

                                                                      Exhibit 21

                      AMERICAN POWER CONVERSION CORPORATION
                      Subsidiaries as of December 31, 2002

                                                                 Place of
Subsidiary                                                       Incorporation
APC America, Inc.                                                Delaware
APC Sales & Service Corp.                                        Delaware
American Power Conversion Holdings Inc.                          Delaware
Systems Enhancement Corporation                                  Missouri
A.B.L. Electronics Corporation                                   Delaware
APC DC Network Solutions Inc.                                    Ohio
APC Foreign Sales Corporation                                    Barbados, W.I.
American Power Conversion Europe S.A.R.L.                        France
American Power Conversion Corporation (A.P.C.) B.V.              The Netherlands
  APC Distribution Limited                                       Ireland
  APC (EMEA) Limited                                             Ireland
  APC Holdings B.V.                                              The Netherlands
    APC Deutschland GmbH                                         Germany
    American Power Conversion UK Ltd.                            United Kingdom
    American Power Conversion Sweden AB                          Sweden
    APC Benelux B.V.                                             The Netherlands
    APC Australia Pty Limited                                    Australia
    American Power Conversion Portugal, Ltda.                    Portugal
    American Power Conversion Spain S.L.                         Spain
    American Power Conversion Italia S.R.L.                      Italy
    American Power Conversion France SARL                        France
    Advance Power Elektronics KFT                                Hungary
    APC Korea Corporation                                        Korea
    American Power Conversion Hong Kong Limited                  Hong Kong
      (50%; 50% American Power Conversion
       Corporation (A.P.C.) B.V.)
  American Power Conversion (Phils.), Inc.                       Philippines
    American Power Conversion Land Holdings Inc.                 Philippines
      (40%; 60% Filipino nationals)
  APC (Suzhou) Uninterrupted Power Supply Co., Ltd.              China
  American Power Conversion Singapore Pte Ltd.                   Singapore
  APC International Trade (Shanghai) Co. Ltd.                    China
  American Power Conversion Poland Sp. z.o.o.                    Poland
American Power Conversion Denmark ApS                            Denmark
  Gutor Electronic GmbH                                          Switzerland
  American Power Conversion Dublin Limited                       Ireland
  Silcon (Quingdao) Power Electronics Co. Ltd.                   China
American Power Conversion Mexico, S.A. de C.V.                   Mexico
American Power Conversion Uruguay S.A.                           Uruguay
APC Japan, Inc.                                                  Japan
American Power Conversion (India) Private Limited                India
American Power Conversion Brasil Ltda.                           Brazil
American Power Conversion Holdings (UK) Limited                  United Kingdom
  APC DC Network Solutions UK Limited                            United Kingdom

                                                                      Exhibit 23








                              ACCOUNTANTS' CONSENT



The Board of Directors
American Power Conversion Corporation:


We consent to incorporation by reference in the registration statements
(Nos. 33-25873, 33-54416, 333-32563, 333-78595, 333-80541, 333-80569 and
333-91994) on Form S-8 of American Power Conversion Corporation of our reports dated February 4, 2003, relating to the consolidated balance sheets of American Power Conversion Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2002, and the related schedule, which reports appear in the 2002 annual report on Form 10-K of American Power Conversion Corporation.



                                   KPMG LLP


Providence, Rhode Island
March 28, 2003

                                                                    Exhibit 99.1








                                  CERTIFICATION





In connection with the Annual Report of American Power Conversion Corporation (the "Company") on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Rodger B. Dowdell, Jr., Chairman, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

   (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

   (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




/s/ Rodger B. Dowdell, Jr.

Rodger B. Dowdell, Jr.
Chairman, President and Chief Executive Officer
March 26, 2003


The foregoing certification is being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, chapter 63 of title 18, United States Code) and is not being filed as part of a separate disclosure document.

                                                                    Exhibit 99.2








                                  CERTIFICATION





In connection with the Annual Report of American Power Conversion Corporation (the "Company") on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Donald M. Muir, Senior Vice President, Finance and Administration, Treasurer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

March 26, 2003


The foregoing certification is being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code) and is not being filed as part of a separate disclosure document.