Form 10-Q
period 2003-03-30
AMERICAN POWER CONVERSION CORPORATION
filed 2003-05-14
CIK 835910

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ___________________


                                    FORM 10-Q


 (Mark One)
[ X ] QUARTERLY  REPORT  PURSUANT  TO SECTION 13  OR  15(d)  OF  THE  SECURITIES
      EXCHANGE ACT OF 1934
      For the quarterly period ended March 30, 2003
                                       or
[   ] TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR  15(d)  OF  THE  SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from _____________to_____________


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


    Registrant's Common Stock outstanding, $0.01 par value, at May 6, 2003 -
                               196,593,000 shares

                                                                       FORM 10-Q
                                                                  March 30, 2003




                      AMERICAN POWER CONVERSION CORPORATION

                                      INDEX

                                                                    Page No.

Part I - Financial Information:

  Item 1.  Consolidated Condensed Financial Statements:
           Consolidated Condensed Balance Sheets -
           March 30, 2003 and December 31, 2002 (Unaudited)          3 - 4

           Consolidated Condensed Statements of Income -
           Three Months Ended
           March 30, 2003 and March 31, 2002 (Unaudited)               5

           Consolidated Condensed Statements of Cash Flows -
           Three Months Ended
           March 30, 2003 and March 31, 2002 (Unaudited)               6

           Notes to Consolidated Condensed Financial
           Statements (Unaudited)                                    7 - 14

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                      14 - 22

  Item 3.  Quantitative and Qualitative Disclosures About
           Market Risk                                                 23

  Item 4.  Controls and Procedures                                     23


Part II - Other Information:

  Item 1.  Legal Proceedings                                           24

  Item 6.  Exhibits and Reports on Form 8-K                            24


Signatures                                                             25


Certifications of Chief Executive Officer and
  Chief Financial Officer                                           26 - 27


Exhibit Index                                                          28

                                                                       FORM 10-Q
                                                                  March 30, 2003
PART I - CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

ITEM 1.  FINANCIAL STATEMENTS

             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      In thousands except per share amount
                                   (Unaudited)

                                     ASSETS


                                                      March 30,   December 31,
                                                          2003           2002
Current assets:
Cash and cash equivalents                             $237,715       $209,322
Short term investments (Note 5)                        394,260        430,986
Accounts receivable, less allowance
  for doubtful accounts of
  $18,604 in 2003 and $17,855 in 2002                  236,546        237,079
Inventories:
  Raw materials                                        198,002        175,079
  Work-in-process and finished goods                   153,991        144,892
Total inventories                                      351,993        319,971

Prepaid expenses and
  other current assets                                  27,093         24,545
Assets held-for-sale (Notes 4 and 7)                     3,033          3,033
Deferred income taxes                                   48,506         51,606

Total current assets                                 1,299,146      1,276,542

Property, plant and equipment:
  Land, buildings and improvements                      64,314         64,190
  Machinery and equipment                              197,360        195,076
  Office equipment, furniture
    and fixtures                                        78,760         78,388
  Purchased software                                    32,348         32,513
                                                       372,782        370,167
Less accumulated depreciation
  and amortization                                     203,380        195,239
Net property, plant and equipment                      169,402        174,928

Long term investments (Note 5)                          53,022         56,293
Goodwill (Note 6)                                        6,679          6,679
Other intangibles, net (Note 6)                         58,292         61,257
Deferred income taxes                                   25,774         26,354
Other assets                                             2,397          2,527

Total assets                                        $1,614,712     $1,604,580

See accompanying notes to consolidated condensed financial statements.

                                                                       FORM 10-Q
                                                                  March 30, 2003

             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)
                      In thousands except per share amount
                                   (Unaudited)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                      March 30,   December 31,
                                                          2003           2002
Current liabilities:
Accounts payable                                       $95,610        $99,983
Accrued compensation                                    27,689         33,029
Accrued warranty (Note 8)                               20,746         27,183
Accrued sales and marketing programs                    25,374         22,405
Other accrued expenses                                  28,642         30,301
Deferred revenue                                        20,035         19,135
Income taxes payable                                    35,778         45,404

Total current liabilities                              253,874        277,440

Deferred tax liability                                  14,855         15,088

Total liabilities                                      268,729        292,528

Shareholders' equity
  (Notes 9, 10, 11 and 12):
Common stock, $0.01 par value;
  authorized 450,000 shares;
  issued 196,756 shares in 2003
  and 196,496 shares in 2002                             1,968          1,965
Additional paid-in capital                             134,330        131,827
Retained earnings                                    1,211,542      1,181,563
Treasury stock, 250 shares, at cost                     (1,551)        (1,551)
Accumulated other comprehensive loss                      (306)        (1,752)

Total shareholders' equity                           1,345,983      1,312,052

Total liabilities and shareholders' equity          $1,614,712     $1,604,580

See accompanying notes to consolidated condensed financial statements.

                                                                       FORM 10-Q
                                                                  March 30, 2003

             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                     In thousands except earnings per share
                                   (Unaudited)

                                                         Three months ended
                                                      March 30,      March 31,
                                                          2003           2002
Net sales (Note 13)                                   $308,975       $296,712

Cost of goods sold                                     183,061        194,411

Gross profit                                           125,914        102,301

Operating expenses:
Marketing, selling, general
  and administrative                                    72,380         66,152
Research and development                                14,520         14,801
Total operating expenses                                86,900         80,953

Operating income                                        39,014         21,348

Other income, net                                        2,508          1,831

Earnings before income taxes
  and cumulative effect
  of accounting change                                  41,522         23,179

Income taxes                                            11,543          6,606

Earnings before cumulative
  effect of accounting change                           29,979         16,573

Cumulative effect of accounting
  change, net of income taxes
  of $15,459 (Note 3)                                       --         34,500

Net income (loss)                                      $29,979       $(17,927)

Basic earnings (loss) per share:

Basic earnings per share before
  cumulative effect of accounting change                 $0.15          $0.08
Cumulative effect of accounting
  change, net of tax                                        --           0.17
Basic earnings (loss) per share                          $0.15         $(0.09)
Basic weighted average shares outstanding              196,397        195,828

Diluted earnings (loss) per share:

Diluted earnings per share before
  cumulative effect of accounting change                 $0.15          $0.08
Cumulative effect of accounting
  change, net of tax                                        --           0.17
Diluted earnings (loss) per share                        $0.15         $(0.09)
Diluted weighted average shares outstanding            199,765        197,388

See accompanying notes to consolidated condensed financial statements.

                                                                       FORM 10-Q
                                                                  March 30, 2003
             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  In thousands
                                   (Unaudited)

                                                         Three months ended
                                                      March 30,      March 31,
                                                          2003           2002
Cash flows from operating activities:
Net income (loss)                                      $29,979       $(17,927)
Adjustments to reconcile net income (loss) to net
  cash (used in) provided by operating activities:
Depreciation and amortization of
  property, plant and equipment                          8,995         10,964
Amortization of goodwill and other intangibles           2,965          2,951
Provision for doubtful accounts                            622          1,979
Provision for inventories                                1,000          4,082
Deferred income taxes                                    3,447        (14,392)
Cumulative effect of accounting change                      --         49,959
Restructuring charges                                       --          3,877
Other non-cash items, net                                1,446           (108)
Changes in operating assets and liabilities:
  Accounts receivable                                      (89)        26,224
  Inventories                                          (33,022)        11,977
  Prepaid expenses and other current assets             (2,548)        (3,604)
  Other assets                                             130           (101)
  Accounts payable                                      (4,373)         4,096
  Accrued expenses                                      (9,567)         2,434
  Income taxes payable                                  (9,626)         4,893
Net cash (used in) provided by
  operating activities                                 (10,641)        87,304

Cash flows from investing activities:
Purchases of held-to-maturity securities              (686,102)      (129,156)
Maturities of held-to-maturity securities              726,332         25,395
Purchases of available-for-sale securities                (233)       (10,228)
Capital expenditures, net of capital grants             (3,469)        (4,248)
Net cash provided by (used in)
  investing activities                                  36,528       (118,237)

Cash flows from financing activities:
Proceeds from issuances of common stock                  2,506          1,276
Net cash provided by financing activities                2,506          1,276

Net change in cash and cash equivalents                 28,393        (29,657)
Cash and cash equivalents at beginning of period       209,322        288,210
Cash and cash equivalents at end of period            $237,715       $258,553

Supplemental cash flow disclosures
Cash paid during the period for:
Income taxes (net of refunds)                          $16,298          $(584)

NON-CASH TRANSACTIONS: In the first quarter of 2002, APC recorded a restructuring charge that included a non-cash component of $3,877 (Note 4).

See accompanying notes to consolidated condensed financial statements.

                                                                       FORM 10-Q
                                                                  March 30, 2003


             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


  1.   Management Representation

The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements included in the American Power Conversion Corporation, APC, Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position and the consolidated results of operations and cash flows for the interim periods. The results of operations for the interim periods are not necessarily indicative of results to be expected for the full year.


  2.   Principles of Consolidation

The accompanying consolidated condensed financial statements include the financial statements of American Power Conversion Corporation and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.


  3.   Change in Accounting Principle

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

In connection with completion of the second step of its transitional analysis, APC compared the carrying amount of reporting unit goodwill with the implied fair value of reporting unit goodwill, both of which were measured as of the date of adoption. The implied fair value of goodwill was determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with the provisions of Statement of Financial Accounting Standards No. 141, Business Combinations. The residual fair value after this allocation was the implied fair value of the reporting unit goodwill. Based on this second step, APC recorded a non-cash charge equal to the goodwill balance associated with APC's Large Systems segment of approximately $50 million (approximately $35 million on an after-tax basis). This charge was recognized as the cumulative effect of a change in accounting principle net of income taxes, included in APC's results as of January 1, 2002, and had no effect on APC's liquidity. APC's remaining goodwill is associated with its Small Systems segment. APC evaluates each of its reporting units with goodwill during the fourth quarter of each fiscal year or more frequently if impairment indicators arise.

  4.   Restructuring

In early 2002, APC announced global headcount reductions which impacted personnel worldwide throughout a broad range of functions within the organization, principally in the U.S., U.K., Ireland, and the Philippines. The majority of these terminations were the result of APC's decision to consolidate its Philippines-based manufacturing operations, resulting in the closing of APC's manufacturing facility in the province of Laguna. Such restructuring actions were announced during the first quarter of 2002 and substantially completed by the end of 2002. APC anticipates the final settlements of these restructuring actions to be completed by the end of 2003.

In the first quarter of 2002, APC recorded $7.3 million of related restructuring costs of which $4.8 million and $2.5 million were classified in cost of goods sold and operating expenses, respectively. These costs included the effects of approximately 941 employee terminations, principally in the manufacturing area, facilities closures and the related impairment of tangible assets. These costs were not allocated to APC's operating segments, but rather were classified as indirect operating expenses for segment reporting consistent with APC's classification for its internal financial reporting; also refer to Note 13.

A summary of the related 2002 restructuring liabilities during the first quarters of 2003 and 2002 is outlined below. APC expects all such restructuring liabilities at March 30, 2003 to be fully paid in cash by the end of 2003.


                               2002 Restructuring Plans
In thousands        Restructuring                                 Restructuring
                   Liabilities at                                Liabilities at
                      Beginning     Total    Non-cash      Cash      End of
                     of Quarter    Charges    Charges    Payments    Quarter
First Quarter 2003
Employee
  terminations            $25        $ --       $ --       $ --         $25
Facilities
  closures                775          --         --       (158)        617

                         $800        $ --       $ --      $(158)       $642

First Quarter 2002
Employee
  terminations           $ --      $2,550       $ --      $(968)     $1,582
Facilities
  closures                 --       4,717     (3,877)        --         840

                         $ --      $7,267    $(3,877)     $(968)     $2,422

  5.   Investments

APC classifies as short term its investments with original maturities greater than three months and less than or equal to one year, and as long term its investments with remaining maturities greater than one year and less than or equal to two years. APC has no investments with maturity dates greater than two years. Available-for-sale securities are recorded at fair value with net unrealized gains and losses reported, net of income taxes, in other comprehensive income. Held-to-maturity securities are carried at amortized cost. Management determines the appropriate classification of securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Securities are classified as held-to-maturity when APC has the positive intent and ability to hold such securities to maturity. There were no sales of investment securities in the first quarters of 2003 or 2002.


 In thousands                                Gross        Gross
                                          Unrealized   Unrealized
                              Amortized     Holding      Holding        Fair
                                 Cost        Gains        Losses       Value
 At March 30, 2003

 Available-for-sale:
 Bond funds                    $31,441       $167        $(528)       $31,080
 Equity investments                405         --           --            405
                                31,846        167         (528)        31,485
 Held-to-maturity:
 Certificates of deposit       130,334         --           --        130,334
 Corporate bonds               207,849         89          (17)       207,921
 Municipal bonds and notes      40,443         --           (3)        40,440
 U.S. government
   agency securities            37,171        155          (10)        37,316
                               415,797        244          (30)       416,011

                              $447,643       $411        $(558)      $447,496

 At December 31, 2002

 Available-for-sale:
 Bond funds                    $31,233       $114        $(449)       $30,898
 Equity investments                398         --           --            398
                                31,631        114         (449)        31,296
 Held-to-maturity:
 Certificates of deposit       134,602         --           --        134,602
 Corporate bonds               153,501         78           --        153,579
 Municipal bonds and notes     120,845         --           (6)       120,839
 U.S. government
   agency securities            47,035        203          (20)        47,218
                               455,983        281          (26)       456,238

                              $487,614       $395        $(475)      $487,534

  6.   Goodwill and Other Intangible Assets

At each of March 30, 2003 and December 31, 2002, goodwill of $6.7 million was associated with the Small Systems segment. Amortized intangible assets were as follows:

In thousands                         March 30, 2003        December 31, 2002
                    Weighted
Amortized            Average       Gross                   Gross
Intangible        Amortization   Carrying  Accumulated   Carrying  Accumulated
Assets                Period      Amount  Amortization    Amount  Amortization
Technology           6 years      $80,642    $29,209      $80,642    $26,702
Customer lists       5 years        8,900      3,856        8,900      3,519
Tradenames           5 years        3,157      1,342        3,157      1,221
Total amortized
 intangible assets   6 years      $92,699    $34,407      $92,699    $31,442

Aggregate amortization expense related to APC's other intangible assets for each of the first quarters of 2003 and 2002 was $3.0 million and $3.0 million, respectively. Estimated aggregated amortization for each of the next five succeeding fiscal years is $11.9 million for 2003, $11.4 million for 2004, $11.4 million for 2005, $11.4 million for 2006, and $9.3 million for 2007. There are no expected residual values related to these intangible assets.


  7.   Long-lived Assets

In early 2002, APC announced its decision to consolidate its Philippines-based manufacturing operations resulting in the closing of APC's manufacturing facility in the province of Laguna. In the first quarter of 2002, in connection with this action as well as the closure of manufacturing facilities in the U.S. and U.K., APC recorded $3.9 million of asset impairment charges related to buildings and equipment of which $3.4 million and $0.5 million were classified in cost of goods sold and operating expenses, respectively. These impairment charges were not allocated to APC's operating segments, but rather were classified as indirect operating expenses for segment reporting consistent with APC's classification for its internal financial reporting. At March 30, 2003, a building and equipment held-for-sale, with an aggregate value of $3.0 million, are stated at the lower of their fair values less estimated selling costs or carrying amounts and depreciation is no longer recognized. We continue to market this property with an intent to sell these assets in 2003. However, the current real estate market has not been favorable and has not allowed us to complete this sale as quickly as we had originally expected.


  8.   Warranty Liability and Product Recall

In thousands    Product      Accruals for                              Product
                Warranty       Product      Adjustments               Warranty
              Liability at   Warranties   to Accruals for            Liability at
               Beginning    Issued During   Preexisting    Warranty    End of
               of Quarter    the Quarter     Warranties    Payments    Quarter

First
Quarter
2003            $27,183        $6,965          $ --       $(13,402)    $20,746

First
Quarter
2002             $6,846        $6,115          $ --        $(5,270)     $7,691

In early 2003, APC announced a product recall of Back-UPSr CS 350 and 500 models, due to potential safety issues. Prior to announcing the recall, APC received eight reports worldwide of units overheating, resulting in the melting of the unit's outer casing, six of which occurred in the United States. Three of the reported incidents resulted in minor property damage; no injuries have been reported. The total number of affected devices being recalled worldwide is approximately 2.1 million with approximately 900,000 devices recalled in the United States.

The recall is limited to two specific models in APC's Back-UPS CS product line, the Back-UPS CS 350 and the Back-UPS CS 500, in both 120-volt and 230-volt models. The affected units were manufactured between November 2000 and December 2002 and were sold primarily through computer and electrical distribution, catalog and retail outlets worldwide. In the fourth quarter of 2002, APC accrued a current liability and recognized additional warranty expense, classified in cost of goods sold, of $19.6 million. As of March 30, 2003, APC had incurred approximately one third of total estimated recall costs. Actual amounts may differ materially from APC's current estimates.


  9.   Earnings Per Share

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

In thousands                                              Three months ended
                                                       March 30,      March 31,
                                                           2003           2002
Basic weighted average shares outstanding               196,397        195,828

Net effect of dilutive potential common shares
  outstanding based on the treasury stock
  method using the average market price                   3,368          1,560

Diluted weighted average shares outstanding             199,765        197,388

Antidilutive potential common shares excluded
  from the computation above                              5,679          6,481


  10.  Shareholders' Equity

Changes in paid-in capital for the periods presented represent the issuances of common stock resulting from the exercise of employee stock options.


  11.  Comprehensive Income

The components of comprehensive income, net of tax, are as follows:

In thousands                                              Three months ended
                                                       March 30,      March 31,
                                                           2003           2002
Net income (loss)                                       $29,979       $(17,927)

Other comprehensive income (loss), net of tax:
  Change in foreign currency translation adjustment       1,482            (83)
  Net unrealized loss on investments,
    net of income taxes                                     (36)           (25)
  Other comprehensive income (loss)                       1,446           (108)

Comprehensive income                                    $31,425       $(18,035)

  12.  Stock-Based Compensation

At March 30, 2003, APC had four stock option plans and an employee stock purchase plan, which are described more fully in Note 13 of Notes to Consolidated Financial Statements in Item 8 of APC's Form 10-K for the year ended December 31, 2002. As permitted by Statement of Financial Accounting Standards No. 123 as amended by No. 148, Accounting for Stock-Based Compensation, APC accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if APC had applied the fair value recognition provisions of Statement 123 to stock-based employee compensation:

In thousands except per share amounts                     Three months ended
                                                       March 30,      March 31,
                                                           2003           2002
Net income (loss)                        As reported    $29,979       $(17,927)

Deduct:  Total stock-based employee
  compensation expense determined under
  fair value based method for all
  awards, net of related tax effects     Pro forma       (5,457)        (6,121)

Net income (loss)                        Pro forma      $24,522       $(24,048)

Basic earnings (loss) per share          As reported      $0.15         $(0.09)
                                         Pro forma        $0.12         $(0.12)

Diluted earnings (loss) per share        As reported      $0.15         $(0.09)
                                         Pro forma        $0.12         $(0.12)

The weighted average fair value of stock options granted during each of the first quarters of 2003 and 2002 was $11.07 and $8.79, respectively. APC estimates the fair value of each option as of the date of grant using the Black-Scholes pricing model with the following weighted average assumptions used for grants in each of the first quarters of 2003 and 2002:

                                                Three months ended
                                            March 30,       March 31,
                                                2003            2002
       Expected volatility                      69%             74%
       Dividend yield                           --              --
       Risk-free interest rate                 1.2%            3.2%
       Expected life                         6 years         6 years

APC accounts for its non-employee stock-based compensation awards in which goods or services are the consideration received for the equity instruments issued based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Compensation cost recognized for non-employees under these plans in the accompanying consolidated condensed financial statements is not material.

  13.  Operating Segment Information

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

APC measures the profitability of its segments based on direct contribution margin. Direct contribution margin includes R&D, marketing and administrative expenses directly attributable to the segments and excludes certain expenses which are managed outside the reportable segments. Costs excluded from segment profit are indirect operating expenses, primarily consisting of selling and corporate expenses, and income taxes. In addition, our 2002 restructuring charges were not allocated to our operating segments, but rather were classified as indirect operating expenses for segment reporting consistent with our classification for our internal financial reporting. Expenditures for additions to long-lived assets are not tracked or reported by the operating segments, although depreciation expense is allocated to and reported by the operating segments.

Summary operating segment information is as follows:

        In thousands                               Three months ended
                                              March 30,        March 31,
                                                  2003             2002
        Segment net sales:
        Small Systems                         $242,526         $242,562
        Large Systems                           47,593           40,000
        Other                                   17,337           12,597
        Total segment net sales                307,456          295,159
        Shipping and handling revenues           1,519            1,553
        Total net sales                       $308,975         $296,712

        Segment profits:
        Small Systems                         $103,800          $97,230
        Large Systems                           (1,524)         (10,637)
        Other                                   10,234            6,881
        Total segment profits                  112,510           93,474
        Shipping and handling net costs          6,809            3,483
        Restructuring charges                       --            7,267
        Other indirect operating expenses       66,687           61,376
        Other income, net                        2,508            1,831
        Earnings before income taxes           $41,522          $23,179

  14.  Litigation

APC is involved in various claims and legal actions arising in the ordinary course of business. APC does not believe that the ultimate disposition of these matters will have a material adverse effect on its consolidated financial position or results of operations or liquidity.

In addition, on January 10, 2003, Powerware Corporation filed in the United States District Court for the Eastern District of North Carolina (the
"Court") a complaint alleging infringement of three United States patents
(the "Patents"). On May 7, 2003, Powerware Corporation filed with the Court an amended complaint modifying its allegations of infringement regarding the Patents. APC was served with the amended complaint on May 9, 2003. Powerware Corporation is seeking unspecified damages and injunctive relief. APC is evaluating the allegations in the amended complaint and APC is due to respond to the amended complaint by May 29, 2003.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTH PERIODS ENDED MARCH 30, 2003 AND MARCH 31, 2002

Revenues

Net sales were $309.0 million for the first quarter of 2003, an increase of 4.1% compared to $296.7 million for the same period in 2002. This increase was attributable principally to higher first quarter 2003 net sales of our Large and "Other" segments. Net sales of our Small Systems segment remained unchanged year-over-year overall. In addition, the first quarter 2003 improvement over the comparable quarter last year was assisted by the favorable pricing impact of a weakening U.S. dollar, particularly in Europe, offset by the cumulative effect of pricing actions over the course of the past year. Strong first quarter 2003 net sales of our Large Systems segment, consisting primarily of uninterruptible power supply (UPS), DC-power systems, and precision cooling products for data centers, facilities, and communication applications, reflected sales of InfraStruXure as well as strengthening in services and our industrial UPS business, partially offset by weakness in our communications market segment. First quarter 2003 net sales of our "Other" segment, consisting principally of notebook computer accessories, replacement batteries and Web-based services, were also strong due mainly to organic growth of existing products as well as growth from new mobile accessory products. Although positive growth trends were seen in our rack, power distribution and high end Smart-UPSr products, first quarter 2003 net sales of our Small Systems business, which provides power protection, UPS, and management products for the PC, server, and local area networking markets, remained at first quarter 2002 levels due principally to continued weakness in spending on IT equipment served by APC's Small Systems solutions.

On a geographic basis, the Americas (North and Latin America) represented 49.0% of first quarter 2003 revenues, decreasing 9.9% year-over-year. Europe, the Middle East and Africa (EMEA) represented 32.2% of revenues, increasing 33.5% from the first quarter of 2002. Finally, Asia represented 18.8% of revenues, increasing 7.3% year-over-year. On a constant currency basis, EMEA was up 19.0% and Asia remained unchanged versus the first quarter of 2002.

Cost of Goods Sold

Cost of goods sold was $183.1 million or 59.2% of net sales in the first quarter of 2003 compared to $194.4 million or 65.5% in the first quarter of 2002. First quarter 2003 gross margin was 40.8% of sales, approximately 630 basis points higher than the comparable period in 2002. The first quarter 2003 gross margin improvement was associated with gross margin improvements in both the Small and Large System segments. The first quarter 2003 gross margin improvement in the Small Systems segment over the first quarter of 2002 was primarily attributable to product cost reduction efforts. These cost reductions were achieved through a combination of product transitions to low cost manufacturing locations and material cost reductions from APC's supplier base. Partially offsetting this improvement was unfavorable mix, primarily in our Back-UPS and surge consumer products. The first quarter 2003 gross margin improvements in the Large Systems and "Other" segments over the first quarter of 2002 was primarily the result of a continual lowering of product costs achieved through factory consolidations and ongoing capacity rationalization efforts. In addition, to a lesser extent, the first quarter 2003 improvement over the comparable quarter last year was assisted by the favorable pricing impact of a weakening U.S. dollar, particularly in Europe, offset by the cumulative effect of pricing actions over the course of the past year.

Additionally, first quarter 2002 gross margins included the effects of restructuring costs of $4.8 million associated with our first quarter 2002 global headcount reductions. These actions impacted personnel worldwide throughout a broad range of functions within the organization, principally in the U.S., U.K., Ireland, and the Philippines. The majority of these terminations were the result of our decision to consolidate our Philippines-based manufacturing operations resulting in the closing of our manufacturing facility in the province of Laguna. These restructuring costs were the result of events or assessments that occurred during the first quarter of 2002 and included the effects of employee terminations, facilities closures, and the related impairment of tangible assets. These costs have not been allocated to our operating segments, but rather have been classified as indirect operating expenses for segment reporting consistent with our classification for internal financial reporting; also refer to Note 13 of Notes to Consolidated Condensed Financial Statements in Item 1 of this Report. Our 2002 restructuring actions were announced and substantially completed during 2002. We anticipate the final settlements of our 2002 restructuring actions to be completed by the end of 2003. Due to the timing of the facilities closures and contractual or regulatory obligations to certain workers, the financial benefits of these actions did not commence until the second quarter of 2002 with most of the full
benefit being realized by the close of 2002.   Also refer to Note 4 of Notes to
Consolidated Condensed Financial Statements in Item 1 of this Report.

Total inventory reserves at March 30, 2003 were $36.1 million compared to $37.2 million at December 31, 2002. There were no inventory charges, other than our standard provisioning, during the first quarters of 2003 and 2002. Our reserve estimate methodology involves quantifying the total inventory position having potential loss exposure. Loss exposure generally results from several business factors, including product or component discontinuance, unplanned changes in demand, product design changes, and factory transitions. Quantifying such loss exposure is the result of combining the cost of inventories specifically identified as having little or no opportunity for sale or use (thus available for physical disposition) plus the cost of inventories having a high risk of no future sale or use based upon an analysis of on-hand quantities compared to historical and anticipated future sale or use. We maintain an on-going business process for the physical disposition of inventories previously identified. Inventory write-offs occur at the time of physical disposition. Inventories, once reserved, are not written back up as such reserve adjustments are considered to be a permanent decrease to the cost basis of the excess or obsolete inventory.

Segment Results (Also refer to Note 13 of Notes to Consolidated Condensed Financial Statements in Item 1 of this Report for important information regarding APC's reportable segments)

Net sales in the first quarter of 2003 for products in the Small Systems segment, which provides power protection, UPS, and management products for the PC, server, and local area networking markets, approximated first quarter 2002 levels. Net sales remained unchanged due principally to continued weakness in spending on IT equipment served by APC's Small Systems solutions. Profits for the Small Systems segment improved in the first quarter of 2003 over the comparable quarter in 2002, primarily reflecting product cost reduction efforts. These cost reductions were achieved through a combination of product transitions to low cost manufacturing locations and material cost reductions from APC's supplier base. Partially offsetting this improvement was unfavorable mix, primarily in our Back-UPS and surge consumer products.

Net sales for products in the Large Systems segment, consisting primarily of UPS, DC-power systems, and precision cooling products for data centers, facilities, and communication applications, increased 19.0% in the first quarter of 2003 compared to the first quarter of 2002. The strong first quarter 2003 net sales were due principally to sales of InfraStruXure as well as strengthening in services and our industrial UPS business, partially offset by weakness in our communications market segment. Losses for the Large Systems segment declined in the first quarter of 2003 reflecting a continual lowering of product costs achieved through factory consolidations and capacity rationalization efforts that were begun in late 2001.

First quarter 2003 net sales for products in the "Other" segment, consisting principally of notebook computer accessories, replacement batteries and Web-based services, were also strong due mainly to organic growth of existing products as well as growth from new mobile accessory products. The first quarter 2003 gross margin improvement in the "Other" segment over the first quarter of 2002 was primarily the result of our transitioning products to lower cost manufacturing facilities.

Operating Expenses

Operating expenses include marketing, selling, general and administrative (SG&A) and R&D expenses.

SG&A expenses were $72.4 million or 23.4% of net sales for the first quarter of 2003 compared to $66.2 million or 22.3% of net sales for the first quarter of 2002. The increase in total spending in the first quarter of 2003 reflects additional investments in sales and marketing promotions as well as personnel to support new markets and products, combined with increased investment in administrative support. The allowance for doubtful accounts at March 30, 2003 was 7.3% of accounts receivable, compared to 7.0% at December 31, 2002.
Accounts receivable balances outstanding over 60 days represented 11.5% of total receivables at March 30, 2003, down slightly from 11.7% at December 31, 2002. This decrease reflects an increased collection effort, offset in part by a growing portion of our business originating in areas where longer payment terms are customary, including a growing contribution from international markets. We continue to experience strong collection performance. Write-offs of uncollectable accounts represent less than 1% of net sales. A majority of international customer balances continue to be covered by receivables insurance.

R&D expenses were $14.5 million or 4.7% of net sales and $14.8 million or 5.0% of net sales for the first quarters of 2003 and 2002, respectively. Total R&D spending decreased slightly as our focused efforts to control costs combined with the effect of restructuring expenses recorded in the first quarter of 2002 offset the impact of increased numbers of software and hardware engineers and other costs associated with new product development and engineering support in the first quarter of 2003.

Other Income, Net and Income Taxes

Other income in the first quarters of 2003 and 2002 is comprised principally of interest income. Interest income increased substantially in the first quarter of 2003 over the comparable prior year level due principally to average cash balances available for investment that were higher in the first quarter of 2003 than in the first quarter of 2002, partially offset by lower short term interest rates during the first quarter of 2003.

At March 30, 2003, APC had $685.0 million of total cash and investments. We manage APC's cash and investment balances to preserve principal and liquidity while maximizing our return on the total investment portfolio. We diversify our investment portfolio by investing in multiple types of investment-grade securities with multiple investment brokers. Based on APC's investment portfolio and interest rates at March 30, 2003, a 100 basis point increase or decrease in interest rates would have resulted in an increase or decrease of approximately $1.7 million in our annual interest income.

Our effective income tax rate was approximately 27.8% and 28.5% for the first quarters ended March 30, 2003 and March 31, 2002, respectively. The decrease from 2002 to 2003 is due to the tax savings from an increasing portion of taxable earnings being generated from APC's operations in jurisdictions currently having lower income tax rates than the present U.S. statutory income tax rate. This shift resulted partially from our product transitions to lower cost, lower tax, manufacturing locations.


LIQUIDITY AND CAPITAL RESOURCES

Working capital at March 30, 2003 was $1.045 billion compared to $999.1 million at December 31, 2002. APC has been able to increase its working capital position as the result of continued positive operating results and despite internally financing the capital investment required to expand its operations. Our cash, cash equivalents and short-term investments position decreased to $632.0 million at March 30, 2003 from $640.3 million at December 31, 2002, due to increased investment in working capital, particularly inventories, as well as funding first quarter 2003 expenses related to our recent product recall.

Worldwide inventories were $352.0 million at March 30, 2003 compared to $320.0 million at December 31, 2002. The first quarter 2003 inventory build was primarily related to anticipation of increased demand patterns during the second half of the year which result from typical seasonal factors and, to a lesser extent, increased on-hand inventories needed to support the in-house manufacture of select products previously manufactured by a third party subcontractor.
There were no inventory charges, other than APC's standard provisioning, during the first quarters of 2003 and 2002. Inventory levels as a percentage of quarterly sales were 114% in the first quarter of 2003, up from 89% in the fourth quarter of 2002. This increase was due in part to the typical first quarter 2003 inventory build combined with the typical seasonal decline in net sales from the fourth quarter to the first quarter of each year.

We announced a product recall of Back-UPS CS 350 and 500 models in early 2003 due to potential safety issues. Prior to announcing the recall, APC received eight reports worldwide of units overheating, resulting in the melting of the unit's outer casing, six of which occurred in the United States. Three of the reported incidents resulted in minor property damage; no injuries have been reported. The total number of affected devices being recalled worldwide is approximately 2.1 million with approximately 900,000 devices recalled in the United States. The recall is limited to two specific models in APC's Back-UPS CS product line, the Back-UPS CS 350 and the Back-UPS CS 500, in both 120-volt and 230-volt models. The affected units were manufactured between November 2000 and December 2002 and were sold primarily through computer and electrical distribution, catalog and retail outlets worldwide. Our methodology for estimating costs associated with this product recall involved estimating future costs to be incurred to replace the recalled products based on expected returns and the costs to conduct the recall, particularly repair and transportation costs. Our repair and transportation cost estimates include costing for component parts and inside labor; we also obtained third party cost quotes for outside labor and freight. The expected percentage of units to be returned out of the total population of units is an important assumption. Our current assumption is that approximately 40% of domestic units in the hands of end-users and approximately 20% of international units will be exchanged. To help understand the relative impact of the return rate assumption, a 10 percentage point increase in the worldwide return rate would increase the estimated recall costs from $19.6 million to $25 million. In the fourth quarter of 2002, we accrued a current liability and recognized additional warranty expense which is classified in cost of goods sold. As of March 30, 2003, we had incurred approximately one third of total estimated recall costs. We expect APC's cash outlays associated with this product recall to be financed from operating cash. Actual amounts may differ materially from our current estimates.

At March 30, 2003 and December 31, 2002, we had available for future borrowings $65.0 million under an unsecured line of credit agreement at a floating interest rate equal to the bank's cost of funds rate plus 0.625% and an additional $6.0 million under an unsecured line of credit agreement with a second bank at similar interest rates. No borrowings were outstanding under these facilities during the first quarters of 2003 and 2002, or at March 30, 2003 and December 31, 2002. APC had no significant financial commitments, other than those required in the normal course of business, during the first quarters of 2003 and 2002, or at March 30, 2003 and December 31, 2002.

During the first quarters of 2003 and 2002, our capital expenditures, net of capital grants, amounted to approximately $3.5 million and $4.2 million, respectively, consisting primarily of manufacturing and office equipment, buildings and improvements, and purchased software applications. Our capital spending remains focused on funding additional equipment needs and existing factories as well as continuing investment in information technologies. The decrease in capital spending in the first quarter of 2003 from comparable prior year levels, reflected our continued efforts to control and reduce capital spending and rationalize our overall production capacity which included our first quarter 2002 decision to consolidate our Philippines based manufacturing operations in the province of Cavite. Substantially all of APC's net capital expenditures were financed from available operating cash. We had no material capital commitments during the first quarters of 2003 and 2002, or at March 30, 2003 and December 31, 2002.

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

At March 30, 2003, our unhedged foreign currency accounts receivable, by currency, were as follows:

               In thousands          Foreign          US
                                     Currency       Dollars
               European Euros          41,077       $43,899
               Japanese Yen         3,049,560       $25,403
               British Pounds           9,402       $14,807
               Swiss Francs            19,386       $14,028

We also had non-trade receivables denominated in Irish Pounds of approximately US$0.9 million, liabilities denominated in various European currencies of approximately US$44.6 million, and liabilities denominated in Japanese Yen of approximately US$6.6 million.

We continually review our foreign exchange exposure and consider various risk management techniques, including the netting of foreign currency receipts and disbursements, rate protection agreements with customers/vendors and derivatives arrangements, including foreign exchange contracts. We presently do not utilize rate protection agreements or derivative arrangements.


CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon the accompanying consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The U.S. Securities and Exchange Commission has defined critical accounting policies as those that are both most important to the portrayal of our financial condition and results and which require our most difficult, complex or subjective judgments or estimates. Based on this definition, we have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For all financial statement periods presented, there have been no material modifications to the application of these critical accounting policies. For a detailed discussion on the application of these and other accounting policies, also refer to Note 1 of Notes to Consolidated Condensed Financial Statements in Item 8 of this Report.

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

Similarly, we must make estimates of the uncollectability of our accounts receivables. Management specifically analyzes accounts receivable balances in view of customer credit-worthiness, customer concentrations, historical bad debts, current economic trends, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. A majority of international customer balances continue to be covered by receivables insurance.

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

In early 2003, we announced a product recall of Back-UPS CS 350 and 500 models. Our methodology for estimating costs associated with this product recall involved estimating future costs to be incurred to replace the recalled products based on expected returns and the costs to conduct the recall, particularly repair and transportation costs. Our repair and transportation cost estimates include costing for component parts and inside labor. We also obtained third party cost quotes for outside labor and freight. The expected percentage of units to be returned out of the total population of units is an important assumption. Our current assumption is that approximately 40% of domestic units in the hands of end-users and approximately 20% of international units will be exchanged. To help understand the relative impact of the return rate assumption, a 10 percentage point increase in the worldwide return rate would increase the estimated recall costs from $19.6 million to $25 million. In the fourth quarter of 2002, we accrued a current liability and recognized additional warranty expense which was classified in cost of goods sold. As of March 30, 2003, we had incurred approximately one third of total estimated recall costs. Actual amounts may differ materially from our current estimates.

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

Valuation of Long-lived Tangible and Intangible Assets including Goodwill

We assess the impairment of long-lived tangible and intangible assets including goodwill on an ongoing basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Should our assessment suggest impairment, we would determine recoverability based on an estimate of future undiscounted cash flows resulting from our use of the asset and its eventual disposition. Factors we consider that could trigger an impairment review include the following:

  -- significant underperformance relative to expected historical or projected future operating results;
  -- significant changes in the manner of our use of the acquired assets or the strategy for our overall business;
  -- significant negative industry or economic trends; and -- significant technological changes, which would render equipment and manufacturing process, obsolete.

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

Accounting for Income Taxes

As part of the process of preparing our consolidated condensed financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. Expectations about future taxable income incorporate numerous assumptions about actions, elections and strategies to minimize income taxes in future years. Our ability to take such actions, make preferred elections and implement tax-planning strategies may be adversely impacted by enacted changes in tax laws and/or tax rates, as well as successful challenges by tax authorities resulting from differing interpretations of tax laws and regulations.

To the extent we believe that recovery of deferred tax assets is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the consolidated statements of income. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At March 30, 2003 and December 31, 2002, we provided a valuation allowance on certain of our deferred tax assets, primarily consisting of net operating losses generated for the start up of Brazilian operations, because of uncertainty regarding their realizability. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

RECENTLY ISSUED ACCOUNTING STANDARD

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

The factors that could cause actual results to differ materially include the following: costs incurred by APC for the recent product recall are greater than or less than currently anticipated; impact on order management and fulfillment, financial reporting and supply chain management processes as a result of APC's reliance on a variety of computer systems, including Oracle 11i which was implemented in the first quarter 2001; the effect on our business, our suppliers, our customers, or the economy resulting from travel, supply-chain or general business disruptions from Severe Acute Respiratory Syndrome (SARS); the impact on demand, component availability and pricing, and logistics, and the disruption of Asian manufacturing operations that result from labor disputes, war, acts of terrorism or political instability; ramp up, expansion and rationalization of global manufacturing capacity; the discovery of a latent defect in any of APC's products; APC's ability to effectively align operating expenses and production capacity with the current demand environment; general worldwide economic conditions, and, in particular, the possibility that the PC and related markets decline more dramatically than currently anticipated; growth rates in the power protection industry and related industries, including but not limited to the PC, server, networking, telecommunications and enterprise hardware industries; competitive factors and pricing pressures; product mix changes and the potential negative impact on gross margins from such changes; changes in the seasonality of demand patterns; inventory risks due to shifts in market demand; component constraints, shortages and quality; risk of nonpayment of accounts receivable; the uncertainty of the litigation process including risk of an unexpected, unfavorable result of current or future litigation; and the risks described from time to time in APC's filings with the Securities and Exchange Commission.

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

For a discussion of these and other risk factors, please refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

We, in the normal course of business, are also exposed to market risks relating to fluctuations in interest rates and the resulting rates of return on investments in marketable securities. The information required under this section related to such risks is included in the Other Income, Net section of Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of this Report and is incorporated herein by reference.



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



ITEM 1.  LEGAL PROCEEDINGS

APC is involved in various claims and legal actions arising in the ordinary course of business. APC does not believe that the ultimate disposition of these matters will have a material adverse effect on its consolidated financial position or results of operations or liquidity.

In addition, on January 10, 2003, Powerware Corporation filed in the United States District Court for the Eastern District of North Carolina (the
"Court") a complaint alleging infringement of three United States patents
(the "Patents"). On May 7, 2003, Powerware Corporation filed with the Court an amended complaint modifying its allegations of infringement regarding the Patents. APC was served with the amended complaint on May 9, 2003. Powerware Corporation is seeking unspecified damages and injunctive relief. APC is evaluating the allegations in the amended complaint and APC is due to respond to the amended complaint by May 29, 2003.



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


  (B)  Reports on Form 8-K

On January 15, 2003, APC filed a Current Report on Form 8-K with the Securities and Exchange Commission which reported, pursuant to Items 7 and 9, APC's two January 14, 2003 press releases announcing a voluntary recall of two models in its Back-UPS(R) CS uninterruptible power supply line and also separately announcing the anticipated financial impact of the special charge associated with its product recall as well as providing an update on anticipated financial results for the fourth quarter of 2002.

                                                                       FORM 10-Q
                                                                  March 30, 2003


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      AMERICAN POWER CONVERSION CORPORATION

                               Date:  May 14, 2003


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

Date: May 14, 2003


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

Date: May 14, 2003


/s/ Donald M. Muir

Donald M. Muir
Senior Vice President, Finance and Administration,
Treasurer and Chief Financial Officer

                                                                       FORM 10-Q
                                                                  March 30, 2003



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

99.1       Certification of Rodger B. Dowdell, Jr., Chief Executive         29
           Officer, pursuant to 18 U.S.C. Section 1350, as adopted
           pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

99.2       Certification of Donald M. Muir, Chief Financial Officer,        30
           pursuant to 18 U.S.C. Section 1350, as adopted pursuant
           to Section 906 of the Sarbanes-Oxley Act of 2002 *

 * American Power Conversion Corporation has the originally signed certificate and will provide it to the Securities and Exchange Commission upon request.

                                                                    Exhibit 99.1




                                  CERTIFICATION





In connection with the Quarterly Report of American Power Conversion Corporation (the "Company") on Form 10-Q for the period ending March 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Rodger B. Dowdell, Jr., Chairman, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

   (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

   (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




/s/ Rodger B. Dowdell, Jr.

Rodger B. Dowdell, Jr.
Chairman, President and Chief Executive Officer

May 14, 2003


The foregoing certification is being furnished solely pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code) and is not being filed as part of a separate disclosure document.

                                                                    Exhibit 99.2




                                  CERTIFICATION





In connection with the Quarterly Report of American Power Conversion Corporation (the "Company") on Form 10-Q for the period ending March 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Donald M. Muir, Senior Vice President, Finance and Administration, Treasurer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

May 14, 2003


The foregoing certification is being furnished solely pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code) and is not being filed as part of a separate disclosure document.