Form 10-Q
period 2003-06-29
AMERICAN POWER CONVERSION CORPORATION
filed 2003-08-13
CIK 835910

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ___________________


                                    FORM 10-Q


(Mark One)
[ X ] QUARTERLY  REPORT  PURSUANT  TO SECTION 13  OR  15(d)  OF  THE  SECURITIES
      EXCHANGE ACT OF 1934
      For the quarterly period ended June 29, 2003
                                       or
[   ] TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR  15(d)  OF  THE  SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from _____________to_____________


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


   Registrant's Common Stock outstanding, $0.01 par value, at August 7, 2003 -
                               197,263,000 shares

                                                                       FORM 10-Q
                                                                   June 29, 2003



             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

                                      INDEX


                                                                    Page No.

Part I - Financial Information:


  Item 1. Consolidated Condensed Financial Statements:
          Consolidated Condensed Balance Sheets -
          June 29, 2003 and December 31, 2002 (Unaudited)            3 - 4

          Consolidated Condensed Statements of Income -
          Three Months and Six Months Ended
          June 29, 2003 and June 30, 2002 (Unaudited)                  5

          Consolidated Condensed Statements of Cash Flows -
          Three Months and Six Months Ended
          June 29, 2003 and June 30, 2002 (Unaudited)                  6

          Notes to Consolidated Condensed Financial
          Statements (Unaudited)                                     7 - 14

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                       14 - 23

  Item 3. Quantitative and Qualitative Disclosures
          About Market Risk                                            23

  Item 4. Controls and Procedures                                      24


Part II - Other Information:


  Item 1. Legal Proceedings                                            24

  Item 4. Submission of Matters to a Vote of
          Security Holders                                             25

  Item 6. Exhibits and Reports on Form 8-K                             25


Signatures                                                             26


Exhibit Index                                                          29

                                                                       FORM 10-Q
                                                                   June 29, 2003

PART I - CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

ITEM 1.  FINANCIAL STATEMENTS

             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      In thousands except per share amount
                                   (Unaudited)

                                     ASSETS

                                                     June 29,     December 31,
                                                        2003             2002
Current assets:
Cash and cash equivalents                           $195,786         $209,322
Short term investments (Note 5)                      452,428          430,986
Accounts receivable, less allowance
  for doubtful accounts of
  $18,467 in 2003 and $17,855 in 2002                222,059          237,079
Inventories:
  Raw materials                                      196,861          175,079
  Work-in-process and finished goods                 189,197          144,892
Total inventories                                    386,058          319,971

Prepaid expenses and
  other current assets                                23,536           24,545
Assets held-for-sale (Notes 4 and 7)                      --            3,033
Deferred income taxes                                 48,914           51,606

Total current assets                               1,328,781        1,276,542

Property, plant and equipment:
  Land, buildings and improvements                    69,492           64,190
  Machinery and equipment                            202,791          195,076
  Office equipment, furniture
    and fixtures                                      80,111           78,388
  Purchased software                                  33,919           32,513
                                                     386,313          370,167
Less accumulated depreciation
  and amortization                                   216,912          195,239
Net property, plant and equipment                    169,401          174,928

Long term investments (Note 5)                        65,851           56,293
Goodwill (Note 6)                                      6,679            6,679
Other intangibles, net (Note 6)                       56,170           61,257
Deferred income taxes                                 25,195           26,354
Other assets                                           2,305            2,527

Total assets                                      $1,654,382       $1,604,580


See accompanying notes to consolidated condensed financial statements.

                                                                       FORM 10-Q
                                                                   June 29, 2003

             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)
                      In thousands except per share amount
                                   (Unaudited)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                     June 29,     December 31,
                                                        2003             2002
Current liabilities:
Accounts payable                                     $99,836          $99,983
Accrued compensation                                  33,160           33,029
Accrued warranty (Note 8)                             17,577           27,183
Accrued sales and marketing programs                  25,521           22,405
Other accrued expenses                                22,209           30,301
Deferred revenue                                      21,287           19,135
Income taxes payable                                  31,422           45,404

Total current liabilities                            251,012          277,440

Deferred tax liability                                15,994           15,088

Total liabilities                                    267,006          292,528

Shareholders' equity
  (Notes 9, 10, 11 and 12):
Common stock, $0.01 par value;
  authorized 450,000 shares;
  issued 197,464 shares in 2003
  and 196,496 shares in 2002                           1,975            1,965
Additional paid-in capital                           142,911          131,827
Retained earnings                                  1,244,651        1,181,563
Treasury stock, 250 shares, at cost                   (1,551)          (1,551)
Accumulated other comprehensive loss                    (610)          (1,752)

Total shareholders' equity                         1,387,376        1,312,052

Total liabilities and
  shareholders' equity                            $1,654,382       $1,604,580


See accompanying notes to consolidated condensed financial statements.

                                                                       FORM 10-Q
                                                                   June 29, 2003

             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                     In thousands except earnings per share
                                   (Unaudited)

                                    Six months ended         Three months ended
                                  June 29,     June 30,     June 29,     June 30,
                                     2003         2002         2003         2002
Net sales (Note 13)              $640,471     $604,912     $331,496     $308,200

Cost of goods sold                378,545      384,918      195,484      190,507

Gross profit                      261,926      219,994      136,012      117,693

Operating expenses:
Marketing, selling, general       148,924      130,243       76,544       64,091
  & administrative
Research & development             30,807       29,459       16,287       14,658
Total operating expenses          179,731      159,702       92,831       78,749

Operating income                   82,195       60,292       43,181       38,944

Other income, net                   5,185        4,346        2,677        2,515

Earnings before income taxes
  and cumulative effect
  of accounting change             87,380       64,638       45,858       41,459

Income taxes                       24,292       18,422       12,749       11,816

Earnings before cumulative
  effect of accounting change      63,088       46,216       33,109       29,643

Cumulative effect of
  accounting change, net of
  income taxes of $15,459
  (Note 3)                             --       34,500           --           --

Net income                        $63,088      $11,716      $33,109      $29,643

Basic earnings per share:
Basic earnings per share
  before cumulative effect
  of accounting change              $0.32        $0.23        $0.17        $0.15
Cumulative effect of
  accounting change,
  net of tax                           --         0.17           --           --
Basic earnings per share            $0.32        $0.06        $0.17        $0.15
Basic weighted average
  shares outstanding              196,559      195,872      196,717      195,918

Diluted earnings per share:
Diluted earnings per share
  before cumulative effect          $0.32        $0.23        $0.17        $0.15
  of accounting change
Cumulative effect of
  accounting change,
  net of tax                           --         0.17           --           --
Diluted earnings per share          $0.32        $0.06        $0.17        $0.15
Diluted weighted average
  shares outstanding              199,881      197,144      199,993      196,917

See accompanying notes to consolidated condensed financial statements.

                                                                       FORM 10-Q
                                                                   June 29, 2003

             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  In thousands
                                   (Unaudited)

                                    Six months ended         Three months ended
                                  June 29,     June 30,     June 29,     June 30,
                                     2003         2002         2003         2002
Cash flows from
  operating activities
Net income                        $63,088      $11,716      $33,109      $29,643
Adjustments to reconcile
  net income to net cash
  provided by operating
  activities:
Depreciation and amortization
  of property, plant and
  equipment                        17,595       20,138        8,600        9,174
Amortization of other
  intangibles                       5,953        5,902        2,988        2,951
Provision for
  doubtful accounts                 1,164        2,388          542          409
Provision for inventories           1,900        7,000          900        2,918
Deferred income taxes               4,757      (15,023)       1,310         (631)
Cumulative effect of
  accounting change                    --       49,959           --           --
Restructuring charges                  --        3,877           --           --
Other non-cash items, net           1,142        1,740         (304)       1,848
Changes in operating
  assets and liabilities:
    Accounts receivable            13,856       36,692       13,945       10,468
    Inventories                   (67,987)      42,598      (34,965)      30,621
    Prepaid expenses and
     other current assets           1,009       (7,875)       3,557       (4,271)
    Other assets                     (644)         270         (774)         371
    Accounts payable                 (147)      (4,463)       4,226       (8,559)
    Accrued expenses              (12,299)       9,534       (2,732)       7,100
    Income taxes payable          (13,982)       5,218       (4,356)         325
Net cash provided by
  operating activities             15,405      169,671       26,046       82,367

Cash flows from
  investing activities
Purchases of held-to-
  maturity securities          (1,397,939)    (310,607)    (711,837)    (181,451)
Maturities of held-to-
  maturity securities           1,367,391      119,345      641,059       93,950
Purchases of available-
  for-sale securities                (452)     (25,429)        (219)     (15,201)
Maturities of available-
  for-sale securities                  --        5,000           --        5,000
Capital expenditures               (9,035)      (8,448)      (5,566)      (4,200)
Net cash used in
  investing activities            (40,035)    (220,139)     (76,563)    (101,902)

Cash flows from
  financing activities
Proceeds from issuances
  of common stock                  11,094        2,667        8,588        1,391
Net cash provided by
  financing activities             11,094        2,667        8,588        1,391

Net change in cash and
  cash equivalents                (13,536)     (47,801)     (41,929)     (18,144)
Cash and cash equivalents
  at beginning of period          209,322      288,210      237,715      258,553
Cash and cash equivalents
  at end of period               $195,786     $240,409     $195,786     $240,409


Supplemental cash flow disclosures
Cash paid during the period for:
Income taxes (net of refunds)     $32,042      $10,940      $15,744      $11,524

NON-CASH TRANSACTIONS: In the first quarter of 2002, APC recorded a restructuring charge that included a non-cash component of $3,877 (Note 4).

See accompanying notes to consolidated condensed financial statements.

                                                                       FORM 10-Q
                                                                   June 29, 2003



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

A summary of the related 2002 restructuring liabilities during the first and second quarters of 2003 and 2002 is outlined below. APC expects all such restructuring liabilities at June 29, 2003 to be fully paid in cash by the end of 2005.

                                    2002 Restructuring Plans
In thousands          Restructuring                                Restructuring
                     Liabilities at                               Liabilities at
                        Beginning     Total   Non-cash     Cash       End of
                       of Quarter    Charges   Charges   Payments     Quarter
Second Quarter 2003
Employee terminations        $25      $ --       $ --       $ --         $25
Facilities closures          617        --         --        (59)        558
                            $642      $ --       $ --       $(59)       $583
First Quarter 2003
Employee terminations        $25      $ --       $ --       $ --         $25
Facilities closures          775        --         --       (158)        617
                            $800      $ --       $ --      $(158)       $642

Second Quarter 2002
Employee terminations     $1,582      $ --       $ --    $(1,358)       $224
Facilities closures          840        --         --         --         840
                          $2,422      $ --       $ --    $(1,358)     $1,064
First Quarter 2002
Employee terminations       $ --    $2,550       $ --      $(968)     $1,582
Facilities closures           --     4,717     (3,877)        --         840
                            $ --    $7,267    $(3,877)     $(968)     $2,422

  5.   Investments

APC classifies as short term its investments with original maturities greater than three months and less than or equal to one year, and as long term its investments with remaining maturities greater than one year and less than or equal to two years. APC has no investments with maturity dates greater than two years. Available-for-sale securities are recorded at fair value with net unrealized gains and losses reported, net of income taxes, in accumulated other comprehensive income. Held-to-maturity securities are carried at amortized cost. Management determines the appropriate classification of securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Securities are classified as held-to-maturity when APC has the positive intent and ability to hold such securities to maturity. There were no sales of investment securities in the second quarters or first six months of 2003 or 2002.


In thousands                                  Gross        Gross
                                           Unrealized   Unrealized
                              Amortized      Holding      Holding        Fair
                                 Cost         Gains        Losses       Value
At June 29, 2003

Available-for-sale
Bond funds                      $31,661       $198        $(684)       $31,175
Equity investments                  435         --           --            435
                                 32,096        198         (684)        31,610
Held-to-maturity
Certificates of deposit         162,234         --           --        162,234
Corporate bonds                 221,738        104          (15)       221,827
Municipal bonds and notes        63,166          6           (1)        63,171
U.S. government agency
  securities                     39,531        149          (10)        39,670
                                486,669        259          (26)       486,902

                               $518,765       $457        $(710)      $518,512

At December 31, 2002

Available-for-sale
Bond funds                      $31,233       $114        $(449)       $30,898
Equity investments                  398         --           --            398
                                 31,631        114         (449)        31,296
Held-to-maturity
Certificates of deposit         134,602         --           --        134,602
Corporate bonds                 153,501         78           --        153,579
Municipal bonds and notes       120,845         --           (6)       120,839
U.S. government agency
  securities                     47,035        203          (20)        47,218
                                455,983        281          (26)       456,238

                               $487,614       $395        $(475)      $487,534

  6.   Goodwill and Other Intangible Assets

At each of June 29, 2003 and December 31, 2002, goodwill of $6.7 million was associated with the Small Systems segment. Amortized intangible assets were as follows:

In thousands                          June 29, 2003          December 31, 2002
                    Weighted
Amortized            Average       Gross                    Gross
Intangible        Amortization   Carrying   Accumulated   Carrying   Accumulated
Assets               Period       Amount   Amortization    Amount   Amortization
Technology           6 years      $81,508     $31,740      $80,642     $26,702
Customer lists       5 years        8,900       4,192        8,900       3,519
Tradenames           5 years        3,157       1,463        3,157       1,221
Total amortized
 intangible assets   6 years      $93,565     $37,395      $92,699     $31,442

Aggregate amortization expense related to APC's other intangible assets for each of the second quarters of 2003 and 2002 was $3.0 million and $3.0 million, respectively, and for the first six months of 2003 and 2002 was $6.0 million and $6.0 million, respectively. Estimated aggregate amortization for each of the next five succeeding fiscal years is $12.0 million for 2003, $11.6 million for 2004, $11.6 million for 2005, $11.6 million for 2006, and $9.4 million for 2007.
There are no expected residual values related to these intangible assets.



  7.   Long-lived Assets

In early 2002, APC announced its decision to consolidate its Philippines-based manufacturing operations resulting in the closing of APC's manufacturing facility in the province of Laguna. In the first quarter of 2002, in connection with this action as well as the closure of manufacturing facilities in the U.S. and U.K., APC recorded $3.9 million of asset impairment charges related to buildings and equipment of which $3.4 million and $0.5 million were classified in cost of goods sold and operating expenses, respectively. These impairment charges were not allocated to APC's operating segments, but rather were classified as indirect operating expenses for segment reporting consistent with APC's classification for its internal financial reporting. At December 31, 2002, a building and equipment held-for-sale, with an aggregate value of $3.0 million, were stated at the lower of their fair values less estimated selling costs or carrying amounts and depreciation was no longer being recognized. We marketed this property with an intent to sell these assets in 2003. However, the current real estate market has not been favorable and has not allowed us to complete this sale. In accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in the second quarter of 2003 the building and equipment were reclassified at their fair values, which aggregated $3.0M, to held-for-use property, plant, and equipment and depreciation re-commenced.

  8.   Warranty Liability and Product Recall

In thousands   Product      Accruals for                               Product
               Warranty       Product       Adjustments               Warranty
             Liability at    Warranties   to Accruals for           Liability at
              Beginning    Issued During    Preexisting   Warranty     End of
              of Quarter    the Quarter      Warranties   Payments     Quarter
Second
Quarter
2003           $20,746         $5,629          $ --       $(8,798)     $17,577

First
Quarter
2003           $27,183         $6,965          $ --      $(13,402)     $20,746

Second
Quarter
2002            $7,691         $4,529          $ --       $(4,592)      $7,628

First
Quarter
2002            $6,846         $6,115          $ --       $(5,270)      $7,691

In early 2003, APC announced a product recall of Back-UPSr CS 350 and 500 models, due to potential safety issues. Prior to announcing the recall, APC received eight reports worldwide of units overheating, resulting in the melting of the unit's outer casing, six of which occurred in the United States. Three of the reported incidents resulted in minor property damage; no injuries have been reported. The total number of affected devices being recalled worldwide is approximately 2.1 million with approximately 900,000 devices recalled in the United States. The recall is limited to two specific models in APC's Back-UPS CS product line, the Back-UPS CS 350 and the Back-UPS CS 500, in both 120-volt and 230-volt models. The affected units were manufactured between November 2000 and December 2002 and were sold primarily through computer and electrical distribution, catalog and retail outlets worldwide. In the fourth quarter of 2002, APC accrued a current liability and recognized additional warranty expense, classified in cost of goods sold, of $19.6 million. As of June 29, 2003, APC had incurred approximately half of total estimated recall costs. Actual amounts may differ materially from APC's current estimates.


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

In thousands                       Six months ended         Three months ended
                                 June 29,     June 30,     June 29,     June 30,
                                    2003         2002         2003         2002
Basic weighted average
  shares outstanding             196,559      195,872      196,717      195,918
Net effect of dilutive
  potential common shares
  outstanding based on the
  treasury stock method
  using the average
  market price                     3,322        1,272        3,276          999

Diluted weighted average
  shares outstanding             199,881      197,144      199,993      196,917

Antidilutive potential
  common shares excluded
  from the computation above       5,674        7,787        5,669        9,093

  10.  Shareholders' Equity

Changes in paid-in capital for the periods presented represent the issuances of common stock resulting from the exercise of employee stock options.

On June 18, 2003, APC's Board of Directors approved initiation of a quarterly cash dividend of $0.08 per share of common stock. The first quarterly dividend is payable September 15, 2003 to shareholders of record at the close of business on August 25, 2003. The ex-dividend date is August 21, 2003.


  11.  Comprehensive Income

The components of comprehensive income, net of tax, are as follows:

In thousands                       Six months ended         Three months ended
                                 June 29,     June 30,     June 29,     June 30,
                                    2003         2002         2003         2002
Net income                       $63,088      $11,716      $33,109      $29,643

Other comprehensive income
  (loss), net of tax:
Change in foreign currency
  translation adjustment           1,268        1,784         (214)       1,867
Net unrealized loss on
  investments, net of
  income taxes                      (126)         (44)         (90)         (19)
Other comprehensive
  income (loss)                    1,142        1,740         (304)       1,848

Comprehensive income             $64,230      $13,456      $32,805      $31,491


  12.  Stock-Based Compensation

At June 29, 2003, APC had four stock option plans and an employee stock purchase plan, which are described more fully in Note 13 of Notes to Consolidated Financial Statements in Item 8 of APC's Form 10-K for the year ended December 31, 2002. As permitted by Statement of Financial Accounting Standards No. 123 as amended by No. 148, Accounting for Stock-Based Compensation, APC accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if APC had applied the fair value recognition provisions of Statement 123 to stock-based employee compensation:

In thousands except per share amounts    Six months ended    Three months ended
                                       June 29,   June 30,   June 29,   June 30,
                                          2003       2002       2003       2002
Net income               As reported   $63,088    $11,716    $33,109    $29,643

Deduct: Total stock-
  based employee
  compensation expense
  determined under
  fair value based
  method for all
  awards, net of
  related tax effects    Pro forma     (10,899)   (12,241)    (5,442)    (6,121)

Net income (loss)        Pro forma     $52,189      $(525)   $27,667    $23,522

Basic earnings           As reported     $0.32      $0.06      $0.17      $0.15
  (loss) per share       Pro forma       $0.27       $ --      $0.14      $0.12

Diluted earnings         As reported     $0.32      $0.06      $0.17      $0.15
  (loss) per share       Pro forma       $0.26       $ --      $0.14      $0.12

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

APC measures the profitability of its segments based on direct contribution margin. Direct contribution margin includes R&D, marketing and administrative expenses directly attributable to the segments and excludes certain expenses which are managed outside the reportable segments. Costs excluded from segment profit are indirect operating expenses, primarily consisting of selling and corporate expenses, and income taxes. In addition, APC's 2002 restructuring charges were not allocated to our operating segments, but rather were classified as indirect operating expenses for segment reporting consistent with our classification for our internal financial reporting. Expenditures for additions to long-lived assets are not tracked or reported by the operating segments, although depreciation expense is allocated to and reported by the operating segments.

Summary operating segment information is as follows:

In thousands                       Six months ended         Three months ended
                                 June 29,     June 30,     June 29,     June 30,
                                    2003         2002         2003         2002
Segment net sales
Small Systems                   $500,046     $490,050     $257,520     $247,488
Large Systems                    103,590       85,531       55,997       45,531
Other                             33,197       25,897       15,860       13,300
Total segment net sales          636,833      601,478      329,377      306,319
Shipping and handling
  revenues                         3,638        3,434        2,119        1,881
Total net sales                 $640,471     $604,912     $331,496     $308,200

Segment profits
Small Systems                   $214,544     $196,905     $110,745      $99,675
Large Systems                        179      (15,379)       1,703       (4,742)
Other                             18,789       14,946        8,555        8,065
Total segment profits            233,512      196,472      121,003      102,998
Shipping and handling
  net costs                       12,909        7,767        6,100        4,284
Restructuring charges                 --        7,267           --           --
Other indirect
  operating expenses             138,408      121,146       71,722       59,770
Other income, net                  5,185        4,346        2,677        2,515
Earnings before
  income taxes                   $87,380      $64,638      $45,858      $41,459

  14.  Litigation

As previously reported in APC's Form 10-Q for the quarterly period ended March 30, 2003, on January 10, 2003, Powerware Corporation filed in the United States District Court for the Eastern District of North Carolina (the "Court") a complaint alleging infringement of three United States patents. On May 7, 2003, Powerware Corporation filed with the Court an amended complaint modifying its allegations of infringement regarding the Powerware Patents. APC was served with the amended complaint on May 9, 2003. Powerware Corporation is seeking unspecified damages and injunctive relief. On May 28, 2003, APC filed its answer to the amended complaint and on June 17, 2003 APC filed its first amended answer and counterclaims alleging infringement by Powerware Corporation of three United States patents owned by APC. On July 3, 2003, Powerware Corporation filed its answer to counterclaims.

On June 24, 2003, SL Waber, Inc., petitioned the United States District Court for the District of New Jersey (the "Court") to reopen the SL Waber, Inc. v. American Power Conversion Corporation lawsuit originally filed by SL Waber, Inc. on August 20, 1997 alleging infringement of two United States patents. In a March 22, 1999 order, the Court dismissed one of the patents from the litigation and, in response to APC's July 14, 1998 request that the United States Patent and Trademark Office conduct a reexamination of the remaining patent, administratively terminated the lawsuit pending the completion of the reexamination. In its March 22, 1999 order, the Court granted SL Waber, Inc. the right to petition the Court to reopen the case after the reexamination was completed. The reexamination of the remaining patent was completed on June 3, 2003 and SL Waber, Inc. petitioned the Court on June 24, 2003 to reopen the lawsuit. On July 9, 2003, the Court reopened the lawsuit. SL Waber, Inc. is seeking unspecified damages and injunctive relief.

In addition, APC is involved in various other claims and legal actions arising in the ordinary course of business.

While management currently believes that resolving all pending legal matters, individually or in aggregate, will not have a material adverse impact on APC's financial position, the litigation and other claims noted above are subject to inherent uncertainties and management's view of these matters may change in the future. Were an unfavorable final outcome to occur, there exists the possibility of a material adverse impact on APC's financial position, cash flows and results of operations for the period in which the effect becomes reasonably estimable.



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


COMPARISON OF THE THREE AND SIX MONTH PERIODS ENDED
JUNE 29, 2003 AND JUNE 30, 2002

Revenues

Net sales were $331.5 million for the second quarter of 2003, an increase of 7.6% compared to $308.2 million for the same period in 2002. Net sales for the first half of 2003 were $640.5 million compared to $604.9 million in 2002, an increase of 5.9%. These increases were attributable to higher second quarter and first half 2003 net sales across each of our operating segments, particularly the Large Systems segment. In addition, the second quarter and first half 2003 improvements over the comparable periods last year were enhanced in each of the operating segments by the favorable pricing impact of a weakening U.S. dollar, particularly in Europe. Net sales in the second quarter and first half of 2003 for products in the Small Systems segment, which provides power protection, UPS, and management products for the PC, server, and local area networking markets, were up 4.1% and 2.0%, respectively, from comparable 2002 levels. The second quarter 2003 increase was driven by strength in higher VA (Voltage Amps) Smart-UPS, single-phase Symmetra units, and NetShelter racks, partially offset by the cumulative effect of pricing actions over the course of the past year. In the first half of 2003, demand within APC's Small Systems segment continued to be hampered by overall softness in IT spending. Net sales for products in the Large Systems segment, consisting primarily of UPS, DC-power systems, and precision cooling products for data centers, facilities, and communication applications, increased 23.0% and 21.1% in the second quarter and first half of 2003, respectively, from comparable 2002 levels. The strong second quarter and first half 2003 net sales were due principally to sales of recently-introduced InfraStruXureT and traditional Three-Phase UPS as well as strengthening in services and our industrial UPS business.

Partially offsetting these improvements was the impact of weakness in our communications market segment. Second quarter and first half 2003 net sales for products in the "Other" segment, consisting principally of notebook computer accessories, replacement batteries and Web-based services, were up 19.2% and 28.2%, respectively, from comparable 2002 levels due mainly to organic growth of existing products as well as growth from new mobile accessory products.

On a geographic basis, the Americas (North and Latin America) represented 51.8% of total second quarter 2003 revenues and were down 3.5% over the same period in 2002. The Americas represented 50.4% of total first half 2003 revenues and were down 6.7% over the same period last year. Europe, the Middle East and Africa
(EMEA) represented 30.2% of total second quarter 2003 revenues and was up 22.2% from the same period in 2002. EMEA represented 31.2% of total first half 2003 revenues and was up 27.6% from the same period last year. Finally, Asia was 18.0% of total second quarter 2003 revenues, increasing 23.6% over the same period in 2002. Asia was 18.4% of total first half 2003 revenues, increasing 15.0% over the same period last year. On a constant currency basis, EMEA was up 9.5% and Asia increased 18.4% versus the second quarter of 2002, and EMEA was down 1.4% and Asia increased 1.9% versus the first half of 2002.

Cost of Goods Sold

Cost of goods sold was $195.5 million or 59.0% of net sales in the second quarter of 2003 compared to $190.5 million or 61.8% in the second quarter of 2002. Cost of goods sold was $378.5 million or 59.1% of net sales in the first half of 2003 compared to $384.9 million or 63.6% in the first half of 2002. Second quarter 2003 gross margin was 41.0% of sales, approximately 280 basis points higher than the comparable period in 2002. First half 2003 gross margin was 40.9% of sales, approximately 450 basis points higher than the comparable period last year. Both the Small and Large System segments drove the second quarter and first half 2003 gross margin improvements. Gross profits for the Small Systems segment improved in the second quarter and first half of 2003 over the comparable periods in 2002 primarily reflecting product cost reduction efforts achieved through a combination of product transitions to low cost manufacturing locations and material cost reductions from APC's supplier base, partially offset by the cumulative effect of pricing actions over the course of the past year. The Large Systems segment reported gross profits in the second quarter and first half of 2003 versus losses for the comparable periods in 2002, reflecting a continual lowering of product costs achieved through factory consolidations and capacity rationalization efforts that commenced in late 2001. In addition, the second quarter and first half 2003 gross profit improvements over the comparable periods last year were enhanced in each of the operating segments by the favorable pricing impact of a weakening U.S. dollar, particularly in Europe.

Additionally, first half 2002 gross margins included the effects of first quarter restructuring costs of $4.8 million associated with our first quarter 2002 global headcount reductions. These actions impacted personnel worldwide throughout a broad range of functions within the organization, principally in the U.S., U.K., Ireland, and the Philippines. The majority of these terminations were the result of our decision to consolidate our Philippines-based manufacturing operations resulting in the closing of our manufacturing facility in the province of Laguna. These restructuring costs were the result of events or assessments that occurred during the first quarter of 2002 and included the effects of employee terminations, facilities closures, and the related impairment of tangible assets. These costs have not been allocated to our operating segments, but rather have been classified as indirect operating expenses for segment reporting consistent with our classification for internal financial reporting; also refer to Note 13 of Notes to Consolidated Condensed Financial Statements in Item 1 of this Report. Our 2002 restructuring actions were announced and substantially completed during 2002. We anticipate the final settlements of our 2002 restructuring actions to be completed by the end of 2005. Due to the timing of the facilities closures and contractual or regulatory obligations to certain workers, the financial benefits of these actions did not commence until the second quarter of 2002 with most of the full benefit being realized by the close of 2002. Also refer to Note 4 of Notes to Consolidated Condensed Financial Statements in Item 1 of this Report.

Total inventory reserves at June 29, 2003 were $35.4 million compared to $37.2 million at December 31, 2002. There were no inventory charges, other than our standard provisioning, during the second quarters and first six months of 2003 and 2002. Our reserve estimate methodology involves quantifying the total inventory position having potential loss exposure. Loss exposure generally results from several business factors, including product or component discontinuance, unplanned changes in demand, product design changes, and factory transitions. Quantifying such loss exposure is the result of combining the cost of inventories specifically identified as having little or no opportunity for sale or use (thus available for physical disposition) plus the cost of inventories having a high risk of no future sale or use based upon an analysis of on-hand quantities compared to historical and anticipated future sale or use. We maintain an on-going business process for the physical disposition of inventories previously identified. Inventory write-offs occur at the time of physical disposition. Inventories, once reserved, are not written back up as such reserve adjustments are considered to be a permanent decrease to the cost basis of the excess or obsolete inventory.

Segment Results (Also refer to Note 13 of Notes to Consolidated Condensed Financial Statements in Item 1 of this Report for important information regarding APC's reportable segments)

Net sales in the second quarter and first half of 2003 for products in the Small Systems segment, which provides power protection, UPS, and management products for the PC, server, and local area networking markets, were up 4.1% and 2.0%, respectively, from comparable 2002 levels. The second quarter 2003 increase was driven by strength in higher VA (Voltage Amps) Smart-UPS, single-phase Symmetra units, and NetShelter racks, partially offset by the cumulative effect of pricing actions over the course of the past year. In the first half of 2003, demand within APC's Small Systems segment continued to be hampered by overall softness in IT spending. Gross profits for the Small Systems segment improved in the second quarter and first half of 2003 over the comparable periods in 2002 primarily reflecting product cost reduction efforts achieved through a combination of product transitions to low cost manufacturing locations and material cost reductions from APC's supplier base.

Net sales for products in the Large Systems segment, consisting primarily of UPS, DC-power systems, and precision cooling products for data centers, facilities, and communication applications, increased 23.0% and 21.1% in the second quarter and first half of 2003, respectively, from comparable 2002 levels. The strong second quarter and first half 2003 net sales were due principally to sales of recently-introduced InfraStruXure and traditional Three-Phase UPS as well as strengthening in services and our industrial UPS business. Partially offsetting these improvements was the impact of weakness in our communications market segment. The Large Systems segment reported gross profits in the second quarter and first half of 2003 versus losses for the comparable periods in 2002, reflecting a continual lowering of product costs achieved through factory consolidations and capacity rationalization efforts that commenced in late 2001.

Second quarter and first half 2003 net sales for products in the "Other" segment, consisting principally of notebook computer accessories, replacement batteries and Web-based services, were up 19.2% and 28.2%, respectively, from comparable 2002 levels due mainly to organic growth of existing products as well as growth from new mobile accessory products. Second quarter and first half 2003 gross profits in the "Other" segment declined from comparable 2002 levels as a result of an unfavorable product mix within the segment, select price reductions, and startup costs incurred for new product introduction. The impact of our transitioning products to lower cost manufacturing facilities partially offset this decline in the first quarter of 2003.

In addition, the second quarter and first half 2003 revenue and gross profit improvements over the comparable periods last year were enhanced in each of the operating segments by the favorable pricing impact of a weakening U.S. dollar, particularly in Europe.

Operating Expenses

Operating expenses include marketing, selling, general and administrative (SG&A) and R&D expenses.

SG&A expenses were $76.5 million or 23.1% of net sales for the second quarter of 2003 compared to $64.1 million or 20.8% of net sales for the second quarter of 2002. SG&A expenses were $148.9 million or 23.3% of net sales for the first half of 2003 compared to $130.2 million or 21.5% of net sales for the first half of 2002. The increases in total spending in the second quarter and first half of 2003 reflect additional investments in sales and marketing promotions as well as personnel to support new markets and products, combined with increased investment in administrative support. The allowance for doubtful accounts at June 29, 2003 was 7.7% of accounts receivable, compared to 7.0% at December 31, 2002. Accounts receivable balances outstanding over 60 days represented 13.5% of total receivables at June 29, 2003, up from 11.7% at December 31, 2002. This increase reflects a growing portion of our business originating in areas where longer payment terms are customary, including a growing contribution from international markets, offset in part by increased collection efforts. We continue to experience strong collection performance. Write-offs of uncollectable accounts represent less than 1% of net sales. A majority of international customer balances continue to be covered by receivables insurance.

R&D expenses were $16.3 million or 4.9% of net sales and $14.7 million or 4.8% of net sales for the second quarters of 2003 and 2002, respectively. R&D expenses were $30.8 million or 4.8% of net sales and $29.5 million or 4.9% of net sales for the first six months of 2003 and 2002, respectively. The increases in total R&D spending primarily reflect increased numbers of software and hardware engineers and costs associated with new product development and engineering support. First half 2003 total R&D spending as a percentage of net sales decreased slightly from the comparable period last year reflecting our focused efforts to control costs combined with the effect of restructuring expenses recorded in the first quarter of 2002.

Other Income, Net and Income Taxes

Other income in the second quarters and first six months of 2003 and 2002 is comprised principally of interest income. Interest income increased in the second quarter and first half of 2003 over the comparable prior year levels due principally to average cash balances available for investment that were higher in the first half of 2003 than in the first half of 2002, partially offset by lower short term interest rates during the first half of 2003.

At June 29, 2003, APC had $714.1 million of total cash and investments. We manage APC's cash and investment balances to preserve principal and liquidity while maximizing our return on the total investment portfolio. We diversify our investment portfolio by investing in multiple types of investment-grade securities with multiple investment brokers. Based on APC's investment portfolio and interest rates at June 29, 2003, a 100 basis point increase or decrease in interest rates would have resulted in an increase or decrease of approximately $7 million in our annual interest income.

Our effective income tax rate was approximately 27.8% and 28.5% for the second quarters and first six months ended June 29, 2003 and June 30, 2002, respectively. The decrease from 2002 to 2003 is due to the tax savings from an increasing portion of taxable earnings being generated from APC's operations in jurisdictions currently having lower income tax rates than the present U.S. statutory income tax rate. This shift resulted partially from our product transitions to lower cost, lower tax, manufacturing locations.


LIQUIDITY AND CAPITAL RESOURCES

Working capital at June 29, 2003 was $1.078 billion compared to $999.1 million at December 31, 2002. APC has been able to increase its working capital position as the result of continued positive operating results and despite internally financing the capital investment required to expand its operations. Our cash, cash equivalents and short-term investments position increased to $648.2 million at June 29, 2003 from $640.3 million at December 31, 2002. The first half 2003 increase was offset in part by increased investment in working capital, particularly inventories, as well as funding first half 2003 expenses related to our recent product recall.

Worldwide inventories were $386.1 million at June 29, 2003 compared to $320.0 million at December 31, 2002. The first half 2003 inventory build was primarily related to anticipation of increased demand patterns during the second half of the year which result from typical seasonal factors and, to a lesser extent, increased on-hand inventories needed to support the in-house manufacture of select products previously manufactured by a third party subcontractor. There were no inventory charges, other than APC's standard provisioning, during the second quarters or first six months of 2003 and 2002. Inventory levels as a percentage of quarterly sales were 116% in the second quarter of 2003 and 114% in the first quarter of 2003 compared to 89% in the fourth quarter of 2002. The increase was due in part to the typical first half 2003 inventory build as well as the typical seasonal decline in net sales from the fourth quarter to the first quarter of each year.

We announced a product recall of Back-UPS CS 350 and 500 models in early 2003 due to potential safety issues. Prior to announcing the recall, APC received eight reports worldwide of units overheating, resulting in the melting of the unit's outer casing, six of which occurred in the United States. Three of the reported incidents resulted in minor property damage; no injuries have been reported. The total number of affected devices being recalled worldwide is approximately 2.1 million with approximately 900,000 devices recalled in the United States. The recall is limited to two specific models in APC's Back-UPS CS product line, the Back-UPS CS 350 and the Back-UPS CS 500, in both 120-volt and 230-volt models. The affected units were manufactured between November 2000 and December 2002 and were sold primarily through computer and electrical distribution, catalog and retail outlets worldwide. Our methodology for estimating costs associated with this product recall involved estimating future costs to be incurred to replace the recalled products based on expected returns and the costs to conduct the recall, particularly repair and transportation costs. Our repair and transportation cost estimates include costing for component parts and inside labor; we also obtained third party cost quotes for outside labor and freight. The expected percentage of units to be returned out of the total population of units is an important assumption. Our current assumption is that approximately 40% of domestic units in the hands of end-users and approximately 20% of international units will be exchanged. To help understand the relative impact of the return rate assumption, a decrease or increase in the worldwide return rate of 10 percentage points would result in a range of estimated recall costs of $14 million to $25 million. In the fourth quarter of 2002, we accrued a current liability and recognized additional warranty expense which is classified in cost of goods sold. As of June 29, 2003, we had incurred approximately half of total estimated recall costs. We expect APC's cash outlays associated with this product recall to be financed from operating cash. Actual amounts may differ materially from our current estimates.

At June 29, 2003 and December 31, 2002, we had available for future borrowings $65.0 million under an unsecured line of credit agreement at a floating interest rate equal to the bank's cost of funds rate plus 0.625% and an additional $6.0 million under an unsecured line of credit agreement with a second bank at similar interest rates. No borrowings were outstanding under these facilities during the second quarters or first six months of 2003 and 2002, or at June 29, 2003 and December 31, 2002. APC had no significant financial commitments, other than those required in the normal course of business, during the second quarters or first six months of 2003 and 2002, or at June 29, 2003 and December 31, 2002.

During the second quarters of 2003 and 2002, our capital expenditures, net of capital grants, amounted to approximately $5.6 million and $4.2 million, respectively. During the first six months of 2003 and 2002, our capital expenditures, net of capital grants, amounted to approximately $9.0 million and $8.4 million, respectively. Our capital expenditures consisted primarily of manufacturing and office equipment and purchased software applications, as well as buildings and improvements. Our capital spending remains focused on funding additional equipment needs and existing factories as well as continuing investment in information technologies. Substantially all of APC's net capital expenditures were financed from available operating cash. We had no material capital commitments during the second quarters or first six months of 2003 and 2002, or at June 29, 2003 and December 31, 2002.

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

On June 18, 2003, APC's Board of Directors approved initiation of a quarterly cash dividend of $0.08 per share of common stock to be financed from available operating cash. The first quarterly dividend is payable September 15, 2003 to shareholders of record at the close of business on August 25, 2003. The ex-dividend date is August 21, 2003. It is the intention of the Board of Directors to pay a comparable quarterly dividend on a going forward basis contingent upon continued capital availability and a determination that cash dividends continue to be in the best interests of APC and its shareholders.

We believe that current internal cash flows together with available cash, available credit facilities or, if needed, the proceeds from the sale of additional equity, will be sufficient to support anticipated capital spending, dividend payments, and other working capital requirements for the foreseeable future.

Foreign Currency Activity

We invoice our customers in various currencies. Realized and unrealized transaction gains or losses are included in the results of operations and are measured based upon the effect of changes in exchange rates on the actual or expected amount of functional currency cash flows.

At June 29, 2003, our unhedged foreign currency accounts receivable, by currency, were as follows:

            In thousands            Foreign
                                    Currency       US Dollars
            European Euros            32,601         $37,634
            Japanese Yen           2,140,304         $18,143
            Swiss Francs              20,567         $15,495
            British Pounds             5,638          $9,806

We also had non-trade receivables denominated in Irish Pounds of approximately US$1.0 million, liabilities denominated in various European currencies of approximately US$43.7 million, and liabilities denominated in Japanese Yen of approximately US$7.0 million.

We continually review our foreign exchange exposure and consider various risk management techniques, including the netting of foreign currency receipts and disbursements, rate protection agreements with customers/vendors and derivatives arrangements, including foreign exchange contracts. We presently do not utilize rate protection agreements or derivative arrangements.


CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon the accompanying consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The U.S. Securities and Exchange Commission has defined critical accounting policies as those that are both most important to the portrayal of our financial condition and results and which require our most difficult, complex or subjective judgments or estimates. Based on this definition, we have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For all financial statement periods presented, there have been no material modifications to the application of these critical accounting policies. For a detailed discussion on the application of these and other accounting policies, also refer to Note 1 of Notes to Consolidated Financial Statements in Item 8 of American Power Conversion Corporation's Annual Report on Form 10-K for the year ended December 31, 2002.

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

In early 2003, we announced a product recall of Back-UPS CS 350 and 500 models. Our methodology for estimating costs associated with this product recall involved estimating future costs to be incurred to replace the recalled products based on expected returns and the costs to conduct the recall, particularly repair and transportation costs. Our repair and transportation cost estimates include costing for component parts and inside labor. We also obtained third party cost quotes for outside labor and freight. The expected percentage of units to be returned out of the total population of units is an important assumption. Our current assumption is that approximately 40% of domestic units in the hands of end-users and approximately 20% of international units will be exchanged. To help understand the relative impact of the return rate assumption, a decrease or increase in the worldwide return rate of 10 percentage points would result in a range of estimated recall costs of $14 million to $25 million. In the fourth quarter of 2002, we accrued a current liability and recognized additional warranty expense which was classified in cost of goods sold. As of June 29, 2003, we had incurred approximately half of total estimated recall costs. Actual amounts may differ materially from our current estimates.

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

To the extent we believe that recovery of deferred tax assets is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the consolidated statements of income. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At June 29, 2003 and December 31, 2002, we provided a valuation allowance on certain of our deferred tax assets, primarily consisting of net operating losses generated for the start up of Brazilian operations, because of uncertainty regarding their realizability. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.


RECENTLY ISSUED ACCOUNTING STANDARD

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. Statement 150 is effective immediately for financial instruments entered into or modified after May 31, 2003, and otherwise effective for interim periods beginning after June 15, 2003. Statement 150 does not apply to APC.

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

The factors that could cause actual results to differ materially include the following: Sufficient financial resources to enable the Board of Directors to continue to declare a dividend; costs incurred by APC for the recent product recall are greater than or less than currently anticipated; impact on order management and fulfillment, financial reporting and supply chain management processes as a result of APC's reliance on a variety of computer systems, including Oracle 11i which was implemented in the first quarter 2001 and is periodically upgraded; the effect on our business, our suppliers, our customers, or the economy resulting from travel, supply-chain or general business disruptions from Severe Acute Respiratory Syndrome (SARS); the impact of foreign currency exchange rate fluctuations; the impact on demand, component availability and pricing, and logistics, and the disruption of Asian manufacturing operations that result from labor disputes, war, acts of terrorism or political instability; ramp up, expansion and rationalization of global manufacturing capacity; the discovery of a latent defect in any of APC's products; APC's ability to effectively align operating expenses and production capacity with the current demand environment; general worldwide economic conditions, and, in particular, the possibility that the PC and related markets decline more dramatically than currently anticipated; growth rates in the power protection industry and related industries, including but not limited to the PC, server, networking, telecommunications and enterprise hardware industries; competitive factors and pricing pressures; product mix changes and the potential negative impact on gross margins from such changes; changes in the seasonality of demand patterns; inventory risks due to shifts in market demand; component constraints, shortages and quality; risk of nonpayment of accounts receivable; the uncertainty of the litigation process including risk of an unexpected, unfavorable result of current or future litigation; and the risks described from time to time in APC's filings with the Securities and Exchange Commission.

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




PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

As previously reported in APC's Form 10-Q for the quarterly period ended March 30, 2003, on January 10, 2003, Powerware Corporation filed in the United States District Court for the Eastern District of North Carolina (the "Court") a complaint alleging infringement of three United States patents. On May 7, 2003, Powerware Corporation filed with the Court an amended complaint modifying its allegations of infringement regarding the Powerware Patents. APC was served with the amended complaint on May 9, 2003. Powerware Corporation is seeking unspecified damages and injunctive relief. On May 28, 2003, APC filed its answer to the amended complaint and on June 17, 2003 APC filed its first amended answer and counterclaims alleging infringement by Powerware Corporation of three United States patents owned by APC. On July 3, 2003, Powerware Corporation filed its answer to counterclaims.

On June 24, 2003, SL Waber, Inc., petitioned the United States District Court for the District of New Jersey (the "Court") to reopen the SL Waber, Inc. v. American Power Conversion Corporation lawsuit originally filed by SL Waber, Inc. on August 20, 1997 alleging infringement of two United States patents. In a March 22, 1999 order, the Court dismissed one of the patents from the litigation and, in response to APC's July 14, 1998 request that the United States Patent and Trademark Office conduct a reexamination of the remaining patent, administratively terminated the lawsuit pending the completion of the reexamination. In its March 22, 1999 order, the Court granted SL Waber, Inc. the right to petition the Court to reopen the case after the reexamination was completed. The reexamination of the remaining patent was completed on June 3, 2003 and SL Waber, Inc. petitioned the Court on June 24, 2003 to reopen the lawsuit. On July 9, 2003, the Court reopened the lawsuit. SL Waber, Inc. is seeking unspecified damages and injunctive relief.

In addition, APC is involved in various other claims and legal actions arising in the ordinary course of business.

While management currently believes that resolving all pending legal matters, individually or in aggregate, will not have a material adverse impact on APC's financial position, the litigation and other claims noted above are subject to inherent uncertainties and management's view of these matters may change in the future. Were an unfavorable final outcome to occur, there exists the possibility of a material adverse impact on APC's financial position, cash flows and results of operations for the period in which the effect becomes reasonably estimable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on June 19, 2003 at which APC's shareholders approved the following:

(i) by a vote of 171,997,886 shares in favor, 4,618,832 opposed, and 1,358,314 abstaining, the number of directors was fixed at seven.
(ii) the following persons (with vote results) were elected to serve another term as Directors of APC:

                                       For           Withheld
      Rodger B. Dowdell, Jr.       170,103,091       7,871,941
      James D. Gerson              169,850,498       8,124,534
      John G. Kassakian            170,862,345       7,112,687
      John F. Keane, Sr.           169,626,386       8,348,646
      Emanuel E. Landsman          170,044,545       7,930,487
      Ervin F. Lyon                130,107,929      47,867,103
      Neil E. Rasmussen            169,987,823       7,987,209

In addition, by a vote of 39,885,501 shares in favor, 99,526,112 opposed, 5,241,857 abstaining, and 33,321,562 broker non-votes, a shareholder proposal regarding the composition of APC's Board of Directors was not approved.



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


  (B)  Reports on Form 8-K

On May 1, 2003, APC filed a Current Report on Form 8-K with the Securities and Exchange Commission which furnished, pursuant to Items 7 and 9, APC's May 1, 2003 press release announcing its financial results for the fiscal quarter ended March 30, 2003.

                                                                       FORM 10-Q
                                                                   June 29, 2003









                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      AMERICAN POWER CONVERSION CORPORATION

                             Date:  August 13, 2003


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

Date: August 13, 2003


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

Date: August 13, 2003


/s/ Donald M. Muir

Donald M. Muir
Senior Vice President, Finance and Administration,
Treasurer and Chief Financial Officer

                                                                       FORM 10-Q
                                                                   June 29, 2003


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

   99.1     Certification of Rodger B. Dowdell, Jr., Chief Executive
            Officer, pursuant to 18 U.S.C. Section 1350, as adopted
            pursuant to Section 906 of the Sarbanes-Oxley Act of          30
            2002 *

   99.2     Certification of Donald M. Muir, Chief Financial
            Officer, pursuant to 18 U.S.C. Section 1350, as adopted
            pursuant to Section 906 of the Sarbanes-Oxley Act of          31
            2002 *

* American Power Conversion Corporation has the originally signed certificate and will provide it to the Securities and Exchange Commission upon request.

                                                                    Exhibit 99.1








                                  CERTIFICATION





In connection with the Quarterly Report of American Power Conversion Corporation (the "Company") on Form 10-Q for the period ending June 29, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Rodger B. Dowdell, Jr., Chairman, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

   (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

   (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




/s/ Rodger B. Dowdell, Jr.

Rodger B. Dowdell, Jr.
Chairman, President and Chief Executive Officer

August 13, 2003


The foregoing certification is being furnished solely pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code) and is not being filed as part of a separate disclosure document.

                                                                    Exhibit 99.2








                                  CERTIFICATION





In connection with the Quarterly Report of American Power Conversion Corporation (the "Company") on Form 10-Q for the period ending June 29, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Donald M. Muir, Senior Vice President, Finance and Administration, Treasurer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

August 13, 2003


The foregoing certification is being furnished solely pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code) and is not being filed as part of a separate disclosure document.