Form 10-Q
period 2003-09-28
AMERICAN POWER CONVERSION CORPORATION
filed 2003-11-12
CIK 835910

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ___________________


                                    FORM 10-Q


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the quarterly period ended September 28, 2003
                                       or
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from _____________to_____________


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

                        YES [ X ]                NO [ ]


  Registrant's Common Stock outstanding, $0.01 par value, at November 6, 2003 -
                               198,552,000 shares

                                                                       FORM 10-Q
                                                              September 28, 2003



             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

                                      INDEX


                                                                       Page No.

Part I - Financial Information:

 Item 1. Consolidated Condensed Financial Statements:
         Consolidated Condensed Balance Sheets -
         September 28, 2003 and December 31, 2002 (Unaudited)           3 - 4

         Consolidated Condensed Statements of Income -
         Three Months and Nine Months Ended
         September 28, 2003 and September 29, 2002 (Unaudited)            5

         Consolidated Condensed Statements of Cash Flows -
         Three Months and Nine Months Ended
         September 28, 2003 and September 29, 2002 (Unaudited)            6

         Notes to Consolidated Condensed Financial Statements
         (Unaudited)                                                    7 - 15

 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           15 - 25

 Item 3. Quantitative and Qualitative Disclosures About
         Market Risk                                                      26

 Item 4. Controls and Procedures                                          26


Part II - Other Information:

 Item 1. Legal Proceedings                                             26 - 27

 Item 6. Exhibits and Reports on Form 8-K                                 27


Signatures                                                                28


Exhibit Index                                                             29

                                                                       FORM 10-Q
                                                              September 28, 2003

PART I - CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      In thousands except per share amount
                                   (Unaudited)

                                     ASSETS

                                                   September 28,   December 31,
                                                           2003           2002
Current assets:
Cash and cash equivalents                              $202,489       $209,322
Short term investments (Note 5)                         492,326        430,986
Accounts receivable, less allowance
  for doubtful accounts of
  $19,539 in 2003 and $17,855 in 2002                   265,499        237,079
Inventories:
  Raw materials                                         199,242        175,079
  Work-in-process and finished goods                    195,273        144,892
Total inventories                                       394,515        319,971

Prepaid expenses and
  other current assets                                   18,875         24,545
Assets held-for-sale (Notes 4 and 7)                         --          3,033
Deferred income taxes                                    50,040         51,606

Total current assets                                  1,423,744      1,276,542

Property, plant and equipment:
  Land, buildings and improvements                       69,735         64,190
  Machinery and equipment                               205,473        195,076
  Office equipment, furniture
    and fixtures                                         81,138         78,388
  Purchased software                                     34,783         32,513
                                                        391,129        370,167
Less accumulated depreciation
  and amortization                                      225,517        195,239
Net property, plant and equipment                       165,612        174,928

Long term investments (Note 5)                           64,413         56,293
Goodwill (Note 6)                                         6,679          6,679
Other intangibles, net (Note 6)                          53,189         61,257
Deferred income taxes                                    25,071         26,354
Other assets                                              2,498          2,527

Total assets                                         $1,741,206     $1,604,580


See accompanying notes to consolidated condensed financial statements.

                                                                       FORM 10-Q
                                                              September 28, 2003

             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)
                      In thousands except per share amount
                                   (Unaudited)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                   September 28,   December 31,
                                                           2003           2002
Current liabilities:
Accounts payable                                       $119,232        $99,983
Accrued compensation                                     34,996         33,029
Accrued warranty (Note 8)                                11,565         27,183
Accrued sales and marketing programs                     28,833         22,405
Other accrued expenses                                   22,945         30,301
Deferred revenue                                         22,243         19,135
Income taxes payable                                     45,491         45,404

Total current liabilities                               285,305        277,440

Deferred tax liability                                   15,972         15,088

Total liabilities                                       301,277        292,528

Shareholders' equity
  (Notes 9, 10, 11 and 12):
Common stock, $0.01 par value;
  authorized 450,000 shares;
  issued 198,450 shares in 2003
  and 196,496 shares in 2002                              1,985          1,965
Additional paid-in capital                              155,791        131,827
Retained earnings                                     1,284,660      1,181,563
Treasury stock, 250 shares, at cost                      (1,551)        (1,551)
Accumulated other comprehensive loss                       (956)        (1,752)

Total shareholders' equity                            1,439,929      1,312,052

Total liabilities and shareholders' equity           $1,741,206     $1,604,580


See accompanying notes to consolidated condensed financial statements.

                                                                       FORM 10-Q
                                                              September 28, 2003

             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                     In thousands except earnings per share
                                   (Unaudited)
                               Nine months ended           Three months ended
                          September 28, September 29, September 28, September 29,
                                  2003          2002          2003          2002
Net sales (Note 13)         $1,034,172      $942,055      $393,701      $337,143

Cost of goods sold
  (Note 8)                     599,362       585,066       220,817       200,148

Gross profit                   434,810       356,989       172,884       136,995

Operating expenses:
Marketing, selling, general
  & administrative             228,893       197,114        79,969        66,871
Research & development          48,584        44,060        17,777        14,601
Total operating expenses       277,477       241,174        97,746        81,472

Operating income               157,333       115,815        75,138        55,523

Other income, net                7,380         7,585         2,195         3,239

Earnings before income taxes
  and cumulative effect
  of accounting change         164,713       123,400        77,333        58,762

Income taxes                    45,790        35,169        21,498        16,747

Earnings before cumulative
  effect of accounting
  change                       118,923        88,231        55,835        42,015

Cumulative effect of
  accounting change, net of
  income taxes of $15,459
  (Note 3)                          --        34,500            --            --

Net income                    $118,923       $53,731       $55,835       $42,015

Basic earnings per share:
Basic earnings per share
  before cumulative effect
  of accounting change           $0.60         $0.44         $0.28         $0.21
Cumulative effect of
  accounting change,
  net of tax                        --          0.17            --            --
Basic earnings per share         $0.60         $0.27         $0.28         $0.21
Basic weighted average
  shares outstanding           196,900       195,899       197,638       196,049

Diluted earnings per share:
Diluted earnings per share
  before cumulative effect
  of accounting change           $0.59         $0.44         $0.28         $0.21
Cumulative effect of
  accounting change,
  net of tax                        --          0.17            --            --
Diluted earnings per share       $0.59         $0.27         $0.28         $0.21
Diluted weighted average
  shares outstanding           200,434       196,804       201,649       196,631


See accompanying notes to consolidated condensed financial statements.

                                                                       FORM 10-Q
                                                              September 28, 2003

             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  In thousands
                                   (Unaudited)
                               Nine months ended           Three months ended
                          September 28, September 29, September 28, September 29,
                                  2003          2002          2003          2002

Cash flows from operating activities

Net income                    $118,923       $53,731       $55,835       $42,015
Adjustments to reconcile
  net income to net cash
  provided by operating
  activities:
Depreciation and amortization
  of property, plant and
  equipment                     26,635        30,349         9,040        10,211
Amortization of other
  intangibles                    8,934         8,850         2,981         2,948
Provision for
  doubtful accounts              3,920         3,459         2,756         1,071
Provision for inventories        3,100         8,710         1,200         1,710
Deferred income taxes            3,733       (17,280)       (1,024)       (2,257)
Cumulative effect of
  accounting change                 --        49,959            --            --
Restructuring charges               --         3,877            --            --
Other non-cash items, net          796         2,008          (346)          268
Changes in operating
  assets and liabilities:
    Accounts receivable        (32,340)       14,195       (46,196)      (22,497)
    Inventories                (77,644)       47,554        (9,657)        4,956
    Prepaid expenses and
      other current assets       5,670        (7,585)        4,661           290
    Other assets                  (837)           70          (193)          (95)
    Accounts payable            19,249        13,151        19,396        17,614
    Accrued expenses           (11,471)       16,016           828         6,482
    Income taxes payable            87        21,732        14,069        16,514
Net cash provided by
  operating activities          68,755       248,796        53,350        79,230

Cash flows from investing activities

Purchases of held-to-
  maturity securities       (2,271,487)     (776,922)     (873,548)     (466,420)
Maturities of held-to-
  maturity securities        2,189,494       461,360       822,103       342,015
Purchases of available-for-
  sale securities                 (598)      (25,635)         (146)         (206)
Maturities of available-for-
  sale securities               13,131        15,000        13,131        10,000
Capital expenditures           (14,286)      (13,529)       (5,251)       (5,081)
Disposals of property,
  plant and equipment               --         1,624            --         1,624
Net cash used in
  investing activities         (83,746)     (338,102)      (43,711)     (118,068)

Cash flow from financing activities

Proceeds from issuances
  of common stock               23,984         2,772        12,890           105
Dividends paid                 (15,826)           --       (15,826)           --
Net cash provided by (used
  in) financing activities       8,158         2,772        (2,936)          105

Net change in cash
  and cash equivalents          (6,833)      (86,534)        6,703       (38,733)
Cash and cash equivalents
  at beginning of period       209,322       288,210       195,786       240,409
Cash and cash equivalents
  at end of period            $202,489      $201,676      $202,489      $201,676


Supplemental cash flow disclosures

Cash paid during
  the period for:
Income taxes (net of refunds)  $41,563       $11,372        $9,521          $432


NON-CASH TRANSACTIONS: In the first quarter of 2002, APC recorded a restructuring charge that included a non-cash component of $3,877 (Note 4).


See accompanying notes to consolidated condensed financial statements.

                                                                       FORM 10-Q
                                                              September 28, 2003



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


  3.   Change in Accounting Principle

On January 1, 2002, APC adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Statement 142 requires that companies no longer amortize goodwill and other intangible assets with indefinite lives, but instead test goodwill impairment at least annually or more frequently if impairment indicators arise. Statement 142 also requires completion of a two-step transitional goodwill impairment test. In connection with completion of the first step of its transitional analysis, APC identified two reporting units with goodwill, Large Systems and Small Systems; these reporting units are also reportable segments. APC then determined the carrying value of each reporting unit by assigning the assets and liabilities, including existing goodwill and other intangible assets, to these reporting units as of the date of adoption. Completion of the first step of APC's analysis indicated impairment in the carrying amount of its goodwill. APC's goodwill was primarily associated with its Large Systems segment which consists primarily of uninterruptible power supply (UPS), DC-power systems, and precision cooling products for data centers, facilities, and communication applications. Conditions contributing to the goodwill impairment included the ongoing softness in IT and communications market product lines coupled with lower corporate investment for these types of applications.

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

  4.   Restructuring

In early 2002, APC announced global headcount reductions which impacted personnel worldwide, principally in the U.S., U.K., Ireland, and the Philippines, throughout a broad range of functions within the organization. The majority of these terminations were the result of APC's decision to consolidate its Philippines-based manufacturing operations, resulting in the closing of APC's manufacturing facility in the province of Laguna. Such restructuring actions were announced during the first quarter of 2002 and substantially completed by the end of 2002.

In the first quarter of 2002, APC recorded $7.3 million of related restructuring costs of which $4.8 million and $2.5 million were classified in cost of goods sold and operating expenses, respectively. These costs included the effects of approximately 941 employee terminations, principally 54% in manufacturing, 14% in sales and 13% in R&D, based on severance agreements, as well as facilities closures in the Philippines, U.S. and U.K., and the related impairment of tangible assets, principally buildings and manufacturing equipment, based on third party appraisal and market data. These costs were not allocated to APC's operating segments, but rather were classified as indirect operating expenses for segment reporting consistent with APC's classification for its internal financial reporting; also refer to Note 13.

In connection with APC's decision to consolidate its Philippines-based manufacturing operations, APC closed manufacturing facilities located in the Philippines province of Laguna, in Maryland, and also in the U.K. APC marketed its Philippines property with an intent to sell these assets in 2003. However, the current real estate market has not been favorable and has not allowed APC to complete this sale. In accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in the second quarter of 2003 the Philippines building and equipment were reclassified at their fair values, which aggregated $3.0 million, to held-for-use property, plant, and equipment and depreciation re-commenced. APC sold a building in Maryland to a third party in October 2002. Also, in connection with the closure of a leased facility in the U.K., APC recognized a lease liability during the first quarter of 2002; this lease will expire in 2005.

A summary of the related 2002 restructuring liabilities during the first, second, and third quarters of 2003 and 2002 is outlined below. APC expects all such restructuring liabilities at September 28, 2003 to be fully paid in cash by the end of 2005.

                                    2002 Restructuring Plans

In thousands            Restructuring                                     Restructuring
                        Liabilities at                                    Liabilities at
                           Beginning      Total      Non-cash     Cash       End of
                           of Quarter    Charges     Charges    Payments     Quarter


Third Quarter 2003
Employee terminations          $25        $ --        $ --        $ --          $25
Facilities closure:
  U.K. lease                   558          --          --         (77)         481
                              $583        $ --        $ --        $(77)        $506

Second Quarter 2003
Employee terminations          $25        $ --        $ --        $ --          $25
Facilities closure:
  U.K. lease                   617          --          --         (59)         558
                              $642        $ --        $ --        $(59)        $583

First Quarter 2003
Employee terminations          $25        $ --        $ --        $ --          $25
Facilities closure:
  U.K. lease                   775          --          --        (158)         617
                              $800        $ --        $ --       $(158)        $642


Third Quarter 2002
Employee terminations         $224        $ --        $ --       $(161)         $63
Facilities closure:
  U.K. lease                   840          --          --          --          840
                            $1,064        $ --        $ --       $(161)        $903

Second Quarter 2002
Employee terminations       $1,582        $ --        $ --     $(1,358)        $224
Facilities closure:
  U.K. lease                   840          --          --          --          840
                            $2,422        $ --        $ --     $(1,358)      $1,064

First Quarter 2002
Employee terminations         $ --      $2,550        $ --       $(968)      $1,582
Impairment of Philippines
  manufacturing equipment       --       1,671      (1,671)         --           --
Impairment of Maryland
  building                      --       1,500      (1,500)         --           --
Impairment of U.K. assets       --         706        (706)         --           --
Termination of U.K. lease       --         840          --          --          840
Total facilities closures       --       4,717      (3,877)         --          840
                              $ --      $7,267     $(3,877)      $(968)      $2,422

  5.   Investments

APC classifies as short term its investments with original maturities greater than three months and less than or equal to one year, and as long term its investments with remaining maturities greater than one year and less than or equal to two years. APC has no investments with maturity dates greater than two years. Available-for-sale securities are recorded at fair value with net unrealized gains and losses reported, net of income taxes, in accumulated other comprehensive income. Held-to-maturity securities are carried at amortized cost. Management determines the appropriate classification of securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Securities are classified as held-to-maturity when APC has the positive intent and ability to hold such securities to maturity. There were no sales of investment securities in the third quarters or first nine months of 2003 or 2002.


In thousands                                Gross        Gross
                                         Unrealized   Unrealized
                            Amortized      Holding      Holding        Fair
                              Cost          Gains        Losses        Value

At September 28, 2003

Available-for-sale
Bond funds                    $18,567        $288       $(525)        $18,330
Equity investments                433          --          --             433
                               19,000         288        (525)         18,763
Held-to-maturity
Certificates of deposit       205,063          --          --         205,063
Corporate bonds               241,116          61         (15)        241,162
Municipal bonds and notes      52,630           2          (9)         52,623
U.S. government agency
  securities                   39,167          88         (21)         39,234
                              537,976         151         (45)        538,082

                             $556,976        $439       $(570)       $556,845

At December 31, 2002

Available-for-sale
Bond funds                    $31,233        $114       $(449)        $30,898
Equity investments                398          --          --             398
                               31,631         114        (449)         31,296
Held-to-maturity
Certificates of deposit       134,602          --          --         134,602
Corporate bonds               153,501          78          --         153,579
Municipal bonds and notes     120,845          --          (6)        120,839
U.S. government agency
  securities                   47,035         203         (20)         47,218
                              455,983         281         (26)        456,238

                             $487,614        $395       $(475)       $487,534

  6.   Goodwill and Other Intangible Assets

At each of September 28, 2003 and December 31, 2002, goodwill of $6.7 million was associated with the Small Systems segment. Amortized intangible assets were as follows:

In thousands                       September 28, 2003        December 31, 2002
                    Weighted
Amortized            Average      Gross                     Gross
Intangible        Amortization   Carrying   Accumulated   Carrying   Accumulated
Assets               Period       Amount   Amortization    Amount   Amortization

Technology           6 years     $80,508       $33,264    $80,642       $26,702
Customer lists       5 years       8,900         4,528      8,900         3,519
Tradenames           5 years       3,157         1,584      3,157         1,221

Total amortized
 intangible assets   6 years     $92,565       $39,376    $92,699       $31,442

Aggregate amortization expense related to APC's other intangible assets for each of the third quarters of 2003 and 2002 was $3.0 million, and for each of the first nine months of 2003 and 2002 was $8.9 million. Estimated aggregate amortization for each of the next five succeeding fiscal years is $12.0 million for 2003, $11.6 million for 2004, $11.6 million for 2005, $11.6 million for 2006, and $9.4 million for 2007. There are no expected residual values related to these intangible assets.


  7.   Long-lived Assets

In early 2002, APC announced its decision to consolidate its Philippines-based manufacturing operations resulting in the closing of APC's manufacturing facility in the province of Laguna. In the first quarter of 2002, in connection with this action as well as the closure of manufacturing facilities in the U.S. and U.K., APC recorded $3.9 million of asset impairment charges related to buildings and equipment of which $3.4 million and $0.5 million were classified in cost of goods sold and operating expenses, respectively. These impairment charges were not allocated to APC's operating segments, but rather were classified as indirect operating expenses for segment reporting consistent with APC's classification for its internal financial reporting. At December 31, 2002, a building and equipment held-for-sale, with an aggregate value of $3.0 million, were stated at the lower of their fair values less estimated selling costs or carrying amounts and depreciation was no longer being recognized. We marketed this property with an intent to sell these assets in 2003. However, the current real estate market has not been favorable and has not allowed us to complete this sale. In accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in the second quarter of 2003 the building and equipment were reclassified at their fair values, which aggregated $3.0 million, to held-for-use property, plant, and equipment and depreciation re-commenced.

  8.   Warranty Liability and Product Recall

In thousands  Product      Accruals for   Adjustments                 Product
             Warranty        Product      to Accruals                Warranty
            Liability at    Warranties        for                  Liability at
             Beginning    Issued During   Preexisting    Warranty     End of
             of Quarter    the Quarter     Warranties    Payments     Quarter
Third
Quarter
2003          $17,577         $7,342       $(5,500)      $(7,854)     $11,565

Second
Quarter
2003          $20,746         $5,629          $ --       $(8,798)     $17,577

First
Quarter
2003          $27,183         $6,965          $ --      $(13,402)     $20,746

Third
Quarter
2002           $7,628         $5,795          $ --       $(5,573)      $7,850

Second
Quarter
2002           $7,691         $4,529          $ --       $(4,592)      $7,628

First
Quarter
2002           $6,846         $6,115          $ --       $(5,270)      $7,691

In early 2003, APC announced a product recall of Back-UPSr CS 350 and 500 models, due to potential safety issues. Prior to announcing the recall, APC received eight reports worldwide of units overheating, resulting in the melting of the unit's outer casing, six of which occurred in the United States. Three of the reported incidents resulted in minor property damage; no injuries have been reported. The total number of affected devices being recalled worldwide is approximately 2.1 million with approximately 900,000 devices recalled in the United States. The recall is limited to two specific models in APC's Back-UPS CS product line, the Back-UPS CS 350 and the Back-UPS CS 500, in both 120-volt and 230-volt models. The affected units were manufactured between November 2000 and December 2002 and were sold primarily through computer and electrical distribution, catalog and retail outlets worldwide. In the fourth quarter of 2002, APC accrued a current liability and recognized additional warranty expense, classified in cost of goods sold, of $19.6 million. Based upon repair cost and return rate experience to-date as well as current estimates of remaining costs to be incurred, APC expects the aggregate costs for the recall to be less than originally estimated. To reflect this change, cost of goods sold was reduced by $5.5 million in the third quarter of 2003. As of September 28, 2003, APC had incurred approximately 75% of currently estimated total recall costs. Our estimation of remaining recall costs of $3.5 million, comprised of $1.1 million for the U.S. and $2.4 million for international geographies, continues to be subject to actual return rates and per unit repair costs which can vary by country. We expect that future amounts will not differ materially from our current estimates.


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

In thousands                  Nine months ended          Three months ended
                        September 28, September 29, September 28, September 29,
                                2003          2002          2003          2002
Basic weighted average
  shares outstanding         196,900       195,899       197,638       196,049

Net effect of dilutive
  potential common shares
  outstanding based on the
  treasury stock method
  using the average
  market price                 3,534           905         4,011           582

Diluted weighted average
  shares outstanding         200,434       196,804       201,649       196,631

Antidilutive potential
  common shares excluded
  from the computation above   3,921         9,047         3,249        14,394

  10.  Shareholders' Equity

Changes in paid-in capital for the periods presented represent the issuances of common stock resulting from the exercise of employee stock options.

On June 18, 2003, APC's Board of Directors approved initiation of a quarterly cash dividend of $0.08 per share of common stock. The first quarterly dividend of $15.8 million was paid September 15, 2003 to shareholders of record at the close of business on August 25, 2003.


  11.  Comprehensive Income

The components of comprehensive income, net of tax, are as follows:

In thousands                  Nine months ended          Three months ended
                        September 28, September 29, September 28, September 29,
                                2003          2002          2003          2002
Net income                  $118,923       $53,731       $55,835       $42,015

Other comprehensive
  income (loss), net of tax:

Change in foreign currency
  translation adjustment         742         2,076          (526)          292

Net unrealized gain
  (loss) on investments,
  net of income taxes             54           (68)          180           (24)

Other comprehensive
  income (loss)                  796         2,008          (346)          268

Comprehensive income        $119,719       $55,739       $55,489       $42,283


  12.  Stock-Based Compensation

At September 28, 2003, APC had four stock option plans and an employee stock purchase plan, which are described more fully in Note 13 of Notes to Consolidated Financial Statements in Item 8 of APC's Form 10-K for the year ended December 31, 2002. As permitted by Statement of Financial Accounting Standards No. 123 as amended by No. 148, Accounting for Stock-Based Compensation, APC accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if APC had applied the fair value recognition provisions of Statement 123 to stock-based employee compensation:

In thousands except
  per share amounts                      Nine months ended          Three months ended
                                   September 28, September 29, September 28, September 29,
                                           2003          2002          2003          2002
Net income             As reported     $118,923       $53,731       $55,835       $42,015

Deduct: Total stock-
 based employee
 compensation expense
 determined under fair
 value based method for
 all awards, net of
 related tax effects   Pro forma        (16,511)      (18,362)       (5,612)       (6,121)
Net income             Pro forma       $102,412       $35,369       $50,223       $35,894

Basic earnings         As reported        $0.60         $0.27         $0.28         $0.21
 per share             Pro forma          $0.52         $0.18         $0.25         $0.18

Diluted earnings       As reported        $0.59         $0.27         $0.28         $0.21
 per share             Pro forma          $0.51         $0.18         $0.25         $0.18

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

APC measures the profitability of its segments based on direct contribution margin. Direct contribution margin includes research and development (R&D), marketing and administrative expenses directly attributable to the segments and excludes certain expenses which are managed outside the reportable segments. Costs excluded from segment profit are indirect operating expenses, primarily consisting of selling and corporate expenses, and income taxes. In addition, APC's 2003 update to its 2002 product recall provision, as well as its 2002 restructuring charges, were not allocated to APC's operating segments, but rather were classified as indirect operating expenses for segment reporting consistent with APC's classification for its internal financial reporting. Expenditures for additions to long-lived assets are not tracked or reported by the operating segments, although depreciation expense is allocated to and reported by the operating segments.

Summary operating segment information is as follows:

In thousands                  Nine months ended          Three months ended
                        September 28, September 29, September 28, September 29,
                                2003          2002          2003          2002

Segment net sales

Small Systems               $813,323      $760,747      $313,277      $270,697
Large Systems                163,390       134,845        59,800        49,314
Other                         51,461        41,277        18,264        15,380
Total segment net sales    1,028,174       936,869       391,341       335,391
Shipping and handling
  revenues                     5,998         5,186         2,360         1,752
Total net sales           $1,034,172      $942,055      $393,701      $337,143

Segment profits

Small Systems               $351,616      $313,554      $137,072      $116,650
Large Systems                  5,458       (16,192)        5,279          (813)
Other                         29,483        23,248        10,694         8,302
Total segment profits        386,557       320,610       153,045       124,139
Shipping and handling
  net costs                   20,287        13,761         7,378         5,994
Update to provision for
  product recall              (5,500)           --        (5,500)           --
Restructuring charges             --         7,267            --            --
Other indirect
  operating expenses         214,437       183,767        76,029        62,622
Other income, net              7,380         7,585         2,195         3,239
Earnings before
  income taxes              $164,713      $123,400       $77,333       $58,762

  14.  Litigation

As previously reported in APC's Form 10-Q for the quarterly periods ended March 30, 2003 and June 29, 2003, on January 10, 2003, Powerware Corporation filed in the United States District Court for the Eastern District of North Carolina (the "Court") a complaint alleging infringement of three United States patents. On May 7, 2003, Powerware Corporation filed with the Court an amended complaint modifying its allegations of infringement regarding the Powerware Patents. APC was served with the amended complaint on May 9, 2003. Powerware Corporation is seeking unspecified damages and injunctive relief. On May 28, 2003, APC filed its answer to the amended complaint and on June 17, 2003 APC filed its first amended answer and counterclaims alleging infringement by Powerware Corporation of three United States patents owned by APC. On July 3, 2003, Powerware Corporation filed its answer to counterclaims.

As previously reported in APC's Form 10-Q for the quarterly period June 29, 2003, on June 24, 2003, SL Waber, Inc., petitioned the United States District Court for the District of New Jersey (the "Court") to reopen the SL Waber, Inc.
v. American Power Conversion Corporation lawsuit originally filed by SL Waber, Inc. on August 20, 1997 alleging infringement of two United States patents. In a March 22, 1999 order, the Court dismissed one of the patents from the litigation and, in response to APC's July 14, 1998 request that the United States Patent and Trademark Office conduct a reexamination of the remaining patent, administratively terminated the lawsuit pending the completion of the reexamination. In its March 22, 1999 order, the Court granted SL Waber, Inc. the right to petition the Court to reopen the case after the reexamination was completed. The reexamination of the remaining patent was completed on June 3, 2003 and SL Waber, Inc. petitioned the Court on June 24, 2003 to reopen the lawsuit. On July 9, 2003, the Court reopened the lawsuit. SL Waber, Inc. is seeking unspecified damages and injunctive relief.

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



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


COMPARISON OF THE THREE AND NINE MONTH PERIODS ENDED
SEPTEMBER 28, 2003 AND SEPTEMBER 29, 2002

Revenues

Total net sales were $393.7 million for the third quarter of 2003, an increase of 16.8% compared to $337.1 million for the same period in 2002. Total net sales for the first nine months of 2003 were $1.034 billion compared to $942.1 million in 2002, an increase of 9.8%. These increases were attributable to higher net sales in the third quarter and first nine months of 2003 across each of our operating segments. In addition, improvements in the third quarter and first nine months of 2003 over the comparable periods last year were enhanced in each of the operating segments by the favorable pricing impact of a weakening U.S. dollar, particularly in Europe. Net sales for products in the Small Systems segment, which provides power protection, UPS, and management products for the PC, server, and local area networking markets, were up 15.7% and 6.9% in the third quarter and first nine months of 2003, respectively, from comparable 2002 levels. These improvements were driven by worldwide demand for APC's core UPSs, specifically the Back-UPS and Smart-UPS families combined with increased sales of rack enclosures and management solutions, partially offset by the cumulative effect of pricing actions over the course of the past year.

Net sales for products in the Large Systems segment, consisting primarily of UPS, DC-power systems, and precision cooling products for data centers, facilities, and communication applications, increased 21.3% and 21.2% in the third quarter and first nine months of 2003, respectively, from comparable 2002 levels. Strong net sales in the third quarter and first nine months of 2003 were due principally to continued sales growth of our recently-introduced InfraStruXureT along with growing service revenue and net sales of our precision cooling products. Partially offsetting these improvements in our Large Systems segment was the impact of continued weakness in our communications market product lines. Net sales for products in the "Other" segment, consisting principally of notebook computer accessories, replacement batteries and Web-based services, were up 18.8% and 24.7% in the third quarter and first nine months of 2003, respectively, from comparable 2002 levels due mainly to organic growth of existing products, particularly replacement batteries, as well as growth from new mobile accessory products.

Revenue performance was strong in all major geographies, led by the strong sales internationally. On a geographic basis, the Americas (North and Latin America) represented 52.3% of total third quarter 2003 revenues and were up 10.5% over the same period in 2002. The Americas represented 51.2% of total revenues for the first nine months of 2003 and were down 0.7% over the same period last year. Europe, the Middle East and Africa (EMEA) represented 29.7% of total third quarter 2003 revenues and was up 24.5% from the same period in 2002. EMEA represented 30.6% of total revenues for the first nine months of 2003 and was up 26.5% from the same period last year. Finally, Asia was 17.9% of total third quarter 2003 revenues, increasing 24.7% over the same period in 2002. Asia was 18.2% of total revenues for the first nine months of 2003, increasing 18.4% over the same period last year. On a constant currency basis, EMEA was up 15.4% and Asia increased 20.2% versus the third quarter of 2002, and EMEA was up 13.6% and Asia increased 12.6% versus the first nine months of 2002. In the third quarter and first nine months of 2003, EMEA's revenues would have been lower by $9 million and $30 million on a constant currency basis, respectively. Also, in the third quarter and first nine months of 2003, JPAA's revenues would have been lower by $3 million and $9 million on a constant currency basis, respectively. We believe constant currency information is useful for an understanding of our operating results. Revenues on a constant currency basis differ from revenues presented in accordance with United States generally accepted accounting principles.

Cost of Goods Sold

Total cost of goods sold was $220.8 million or 56.1% of total net sales in the third quarter of 2003 compared to $200.1 million or 59.4% in the third quarter of 2002. Total cost of goods sold was $599.4 million or 58.0% of total net sales in the first nine months of 2003 compared to $585.1 million or 62.1% in the first nine months of 2002. APC's total gross margin for the third quarter of 2003 was 43.9% of sales, approximately 330 basis points higher than the comparable period in 2002. APC's total gross margin for the first nine months of 2003 was 42.0% of sales, approximately 410 basis points higher than the comparable period last year. Gross margins for the third quarter and first nine months of 2003 included the effects of a third quarter update of estimated costs associated with the product recall of Back-UPS CS 350 and 500 models. Based upon repair cost and return rate experience to-date as well as current estimates of remaining costs to be incurred, we expect the aggregate costs for the recall to be less than the $19.6 million originally estimated in the fourth quarter of 2002. To reflect this change, we reduced cost of goods sold by $5.5 million in the third quarter of 2003. This reduction has not been allocated to our operating segments, but rather has been classified as a reduction of indirect operating expenses for segment reporting consistent with our classification for internal financial reporting; also refer to Note 13 of Notes to Consolidated Condensed Financial Statements in Item 1 of this Report. As of September 28, 2003, APC had incurred approximately 75% of currently estimated total recall costs. Our estimation of remaining recall costs of $3.5 million, comprised of $1.1 million for the U.S. and $2.4 million for international geographies, continues to be subject to actual return rates and per unit repair costs which can vary by country. We expect that actual future amounts will not differ materially from our current estimates. Gross margin improvements in the third quarter and first nine months of 2003 were also driven by margin improvements across APC's operating segments, as well as higher volume production and a favorable product mix that were partially offset by pricing changes.

Gross profits for the Small Systems segment improved in the third quarter and first nine months of 2003 over the comparable periods in 2002, reflecting product cost reductions, a favorable mix shift within the segment, and favorable currency trends offset by the cumulative effect of pricing actions over the course of the past year. Our product cost reductions accounted for approximately 170 basis points and 350 basis points, on a third quarter and year-to-date basis, respectively, of the margin improvement in the segment and were driven principally by material cost improvements.

Gross profits for the Large Systems segment improved substantially in the third quarter and first nine months of 2003 over the comparable periods in 2002 principally due to a continual lowering of product costs, particularly lower manufacturing costs resulting from volume efficiencies achieved through factory consolidations, and capacity rationalization efforts that commenced in late 2001. Our product cost reductions accounted for approximately 1,040 basis points and 1,140 basis points, on a third quarter and year-to-date basis, respectively, of the margin improvement in the segment and were driven by material cost improvements and, to a lesser extent, manufacturing cost efficiencies. Gross profits for the "Other" segment improved in the third quarter and first nine months of 2003 over the comparable periods in 2002 as a result of volume related efficiencies in cost, including improved efficiencies of recently introduced products, as well as a mix shift within the segment. In addition, gross profit improvements in the third quarter and first nine months of 2003 over the comparable periods last year were enhanced in each of the operating segments by the favorable pricing impact of a weakening U.S. dollar, particularly in Europe.

Additionally, total gross margins for the first nine months of 2002 included the effects of first quarter restructuring costs of $4.8 million associated with our first quarter 2002 global headcount reductions. These actions impacted personnel worldwide, principally in the U.S., U.K., Ireland, and the Philippines, throughout a broad range of functions within the organization. The majority of these terminations were the result of our decision to consolidate our Philippines-based manufacturing operations These restructuring costs were the result of events or assessments that occurred during the first quarter of 2002 and included the effects of approximately 941 employee terminations, principally 54% in manufacturing, 14% in sales and 13% in R&D, based on severance agreements, as well as facilities closures, and the related impairment of tangible assets, principally buildings and manufacturing equipment, based on third party appraisal and market data. These costs have not been allocated to our operating segments, but rather have been classified as indirect operating expenses for segment reporting consistent with our classification for internal financial reporting; also refer to Note 13 of Notes to Consolidated Condensed Financial Statements in Item 1 of this Report. Our 2002 restructuring actions were announced and substantially completed during 2002. APC's executive management approved these actions for immediate implementation; substantially all related restructuring costs were incurred in the first quarter of 2002, the period in which the restructuring actions were first approved and implemented. In connection with APC's decision to consolidate its Philippines-based manufacturing operations, APC closed manufacturing facilities located in the Philippines province of Laguna, in Maryland, and also in the U.K. APC marketed its Philippines property with an intent to sell these assets in 2003. However, the current real estate market has not been favorable and has not allowed APC to complete this sale. In accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in the second quarter of 2003 the Philippines building and equipment were reclassified at their fair values, which aggregated $3.0 million, to held-for-use property, plant, and equipment and depreciation re-commenced. APC sold a building in Maryland to a third party in October 2002. Also, in connection with the closure of a leased facility in the U.K., APC recognized a lease liability during the first quarter of 2002; this lease will expire in 2005. Due to the timing of the facilities closures and contractual or regulatory obligations to certain workers, the financial benefits of these actions did not commence until the second quarter of 2002 with most of the full benefit being realized by the close of 2002. Ongoing operating expenses of the closed facilities were approximately $20 million annually, substantially all of which we expect will result in future annual savings. Also refer to Note 4 of Notes to Consolidated Condensed Financial Statements in Item 1 of this Report.

Total inventory reserves at September 28, 2003 were $36.5 million compared to $37.2 million at December 31, 2002. There were no inventory charges, other than our standard provisioning, during the third quarters and first nine months of 2003 and 2002. Our reserve estimate methodology involves quantifying the total inventory position having potential loss exposure. Loss exposure generally results from several business factors, including product or component discontinuance, unplanned changes in demand, product design changes, and factory transitions. Quantifying such loss exposure is the result of combining the cost of inventories specifically identified as having little or no opportunity for sale or use (thus available for physical disposition) plus the cost of inventories having a high risk of no future sale or use based upon an analysis of on-hand quantities compared to historical and anticipated future sale or use. We maintain an on-going business process for the physical disposition of inventories previously identified. Inventory write-offs occur at the time of physical disposition. Inventories, once reserved, are not written back up as such reserve adjustments are considered to be a permanent decrease to the cost basis of the excess or obsolete inventory.

Segment Results (Also refer to Note 13 of Notes to Consolidated Condensed Financial Statements in Item 1 of this Report for important information regarding APC's reportable segments)

Net sales for products in the Small Systems segment, which provides power protection, UPS, and management products for the PC, server, and local area networking markets, were up 15.7% and 6.9% in the third quarter and first nine months of 2003, respectively, from comparable 2002 levels. These improvements were driven by demand for APC's core UPSs, specifically the Back-UPS and Smart-UPS families worldwide combined with increased sales of rack enclosures and management solutions, partially offset by the cumulative effect of pricing actions over the course of the past year. Gross profits for the Small Systems segment improved in the third quarter and first nine months of 2003 over the comparable periods in 2002, reflecting product cost reductions, a favorable mix shift within the segment, and favorable currency trends offset by the cumulative effect of pricing actions over the course of the past year. Our product cost reductions accounted for approximately 170 basis points and 350 basis points, on a third quarter and year-to-date basis, respectively, of the margin improvement in the segment and were driven principally by material cost improvements.

Net sales for products in the Large Systems segment, consisting primarily of UPS, DC-power systems, and precision cooling products for data centers, facilities, and communication applications, increased 21.3% and 21.2% in the third quarter and first nine months of 2003, respectively, from comparable 2002 levels. Strong net sales for the third quarter and first nine months of 2003 were due principally to continued sales growth of our recently-introduced InfraStruXureT along with growing service revenue and net sales of our precision cooling products. Partially offsetting these improvements in our Large Systems segment was the impact of continued weakness in our communications market product lines. Gross profits for the Large Systems segment improved substantially in the third quarter and first nine months of 2003 over the comparable periods in 2002, principally due to a continual lowering of product costs, particularly lower manufacturing costs resulting from volume efficiencies achieved through factory consolidations, and capacity rationalization efforts that commenced in late 2001. Our product cost reductions accounted for approximately 1,040 basis points and 1,140 basis points, on a third quarter and year-to-date basis, respectively, of the margin improvement in the segment and were driven by material cost improvements and, to a lesser extent, manufacturing cost efficiencies.

Net sales for products in the "Other" segment, consisting principally of notebook computer accessories, replacement batteries and Web-based services, were up 18.8% and 24.7% in the third quarter and first nine months of 2003, respectively, from comparable 2002 levels due mainly to organic growth of existing products, particularly replacement batteries, as well as growth from new mobile accessory products. Gross profits for the "Other" segment improved in the third quarter and first nine months of 2003 over the comparable periods in 2002 as a result of volume related efficiencies in cost, including improved efficiencies of recently introduced products, as well as a mix shift within the segment.

In addition, revenue and gross profit improvements in the third quarter and first nine months of 2003 over the comparable periods last year were enhanced in each of the operating segments by the favorable pricing impact of a weakening U.S. dollar, particularly in Europe.

Operating Expenses

Operating expenses include marketing, selling, general and administrative (SG&A) and R&D expenses.

SG&A expenses were $80.0 million or 20.3% of net sales for the third quarter of 2003 compared to $66.9 million or 19.8% of net sales for the third quarter of 2002. SG&A expenses were $228.9 million or 22.1% of net sales for the first nine months of 2003 compared to $197.1 million or 20.9% of net sales for the first nine months of 2002. We continue to commit resources to support our sales and marketing objectives, particularly efforts relating to our recently-introduced InfraStruXure. The increases in total spending in the third quarter and first nine months of 2003 reflect increased levels of investment in sales staffing to support new markets and products, as well as marketing and promotional programs. The allowance for doubtful accounts at September 28, 2003 was 6.9% of accounts receivable, compared to 7.0% at December 31, 2002. Accounts receivable balances outstanding over 60 days represented 11.2% of total receivables at September 28, 2003, down slightly from 11.7% at December 31, 2002. We continue to experience strong collection performance. Write-offs of uncollectible accounts represent less than 1% of net sales. A majority of international customer balances continue to be covered by receivables insurance.

R&D expenses were $17.8 million or 4.5% of net sales and $14.6 million or 4.3% of net sales for the third quarters of 2003 and 2002, respectively. R&D expenses were $48.6 million or 4.7% of net sales and $44.1 million or 4.7% of net sales for the first nine months of 2003 and 2002, respectively. We continue to commit resources to support our investment in research and development. We believe that continued product innovation through development is necessary for our existing products to remain competitive in our markets, as well as creating opportunities from new product introductions. The increases in total R&D spending primarily reflect increased numbers of software and hardware engineers and costs associated with new product development and engineering support.

Other Income, Net and Income Taxes

Other income in the third quarters and first nine months of 2003 and 2002 is comprised principally of interest income. Although average cash balances available for investment rose during the third quarter and first nine months of 2003, interest income decreased versus the comparable periods last year due to lower short term interest rates during 2003.

At September 28, 2003, APC had $759.2 million of total cash and investments. We manage APC's cash and investment balances to preserve principal and liquidity while maximizing our return on the total investment portfolio. We diversify our investment portfolio by investing in multiple types of investment-grade securities with multiple investment brokers. Based on APC's investment portfolio and interest rates at September 28, 2003, a 100 basis point increase or decrease in interest rates would have resulted in an increase or decrease of approximately $8 million in our annual interest income.

Our effective income tax rate was approximately 27.8% and 28.5% for the third quarters and first nine months ended September 28, 2003 and September 29, 2002, respectively. The decrease from 2002 to 2003 is due to the tax savings from an increasing portion of taxable earnings being generated from APC's operations in jurisdictions currently having lower income tax rates than the present U.S. statutory income tax rate. This shift resulted partially from our product transitions to lower cost, lower tax, manufacturing locations.


LIQUIDITY AND CAPITAL RESOURCES

Working capital at September 28, 2003 was $1.138 billion compared to $999.1 million at December 31, 2002. APC has been able to increase its working capital position as the result of continued positive operating results and despite internally financing the capital investment required to expand its operations. Our cash, cash equivalents and short-term investments position increased to $694.8 million at September 28, 2003 from $640.3 million at December 31, 2002. This improvement during the first nine months of 2003 was offset in part by increased investment in working capital, particularly inventories, as well as funding 2003 expenses related to our recent product recall and the third quarter 2003 payment of our first cash dividend of eight cents per share, or approximately $15.8 million.

Worldwide inventories were $394.5 million at September 28, 2003 compared to $320.0 million at December 31, 2002. Although inventory levels rose 2% during the third quarter of 2003, days of on-hand inventory declined during this period by 15 days. The first half 2003 inventory build was primarily related to anticipation of increased demand patterns during the second half of the year which result from typical seasonal factors and, to a lesser extent, increased on-hand inventories needed to support the in-house manufacture of select products previously manufactured by a third party subcontractor. There were no inventory charges, other than APC's standard provisioning, during the third quarters or first nine months of 2003 and 2002. Inventory levels as a percentage of quarterly sales were 100% in the third quarter of 2003, down from 116% in the second quarter of 2003, and compared to 87% in the third quarter of 2002.

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

Our methodology for estimating costs associated with this product recall involved estimating future costs to be incurred to replace the recalled products based on expected returns and the costs to conduct the recall, particularly repair and transportation costs. Our repair and transportation cost estimates include costing for component parts and inside labor; we also obtained third party cost quotes for outside labor and freight. In the fourth quarter of 2002, we accrued a current liability and recognized additional warranty expense which is classified in cost of goods sold. Based upon repair cost and return rate experience to-date as well as current estimates of remaining costs to be incurred, we expect the aggregate costs for the recall to be less than the $19.6 million originally estimated in the fourth quarter of 2002. To reflect this change, we reduced cost of goods sold by $5.5 million in the third quarter of 2003. As of September 28, 2003, APC had incurred approximately 75% of currently estimated total recall costs. Our estimation of remaining recall costs of $3.5 million, comprised of $1.1 million for the U.S. and $2.4 million for international geographies, continues to be subject to actual return rates and per unit repair costs which can vary by country. We expect that actual future amounts will not differ materially from our current estimates.

At September 28, 2003 and December 31, 2002, we had available for future borrowings $65.0 million under an unsecured line of credit agreement at a floating interest rate equal to the bank's cost of funds rate plus 0.625% and an additional $6.0 million under an unsecured line of credit agreement with a second bank at similar interest rates. No borrowings were outstanding under these facilities during the third quarters or first nine months of 2003 and 2002, or at September 28, 2003 and December 31, 2002. APC had no significant financial commitments, other than those required in the normal course of business, during the third quarters or first nine months of 2003 and 2002, or at September 28, 2003 and December 31, 2002.

During the third quarters of 2003 and 2002, our capital expenditures, net of capital grants, amounted to approximately $5.3 million and $5.1 million, respectively. During the first nine months of 2003 and 2002, our capital expenditures, net of capital grants, amounted to approximately $14.3 million and $13.5 million, respectively. Our capital expenditures consisted primarily of manufacturing and office equipment and purchased software applications, as well as buildings and improvements. Our capital spending remains focused on funding additional equipment needs and existing factories as well as continuing investment in information technologies. Substantially all of APC's net capital expenditures were financed from available operating cash. We had no material capital commitments during the third quarters or first nine months of 2003 and 2002, or at September 28, 2003 and December 31, 2002.

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

On June 18, 2003, APC's Board of Directors approved initiation of a quarterly cash dividend of $0.08 per share of common stock to be financed from available operating cash. The first quarterly dividend of $15.8 million was paid September 15, 2003 to shareholders of record at the close of business on August 25, 2003. It is the intention of the Board of Directors to pay a comparable quarterly dividend on a going forward basis contingent upon continued capital availability and a determination that cash dividends continue to be in the best interests of APC and its shareholders.

APC has historically generated annual cash flows from operating activities as a result of strong operating results and, at times, improvement in working capital. Management currently believes that APC's cash flow from operations will continue to be sufficient to support its operations and capital requirements, even if economic conditions deteriorate. We believe that current internal cash flows together with available cash, available credit facilities or, if needed, the proceeds from the sale of additional equity, will be sufficient to support anticipated capital spending, dividend payments, and other working capital requirements for the foreseeable future.

Foreign Currency Activity

We invoice our customers in various currencies. Realized and unrealized transaction gains or losses are included in the results of operations and are measured based upon the effect of changes in exchange rates on the actual or expected amount of functional currency cash flows.

At September 28, 2003, our unhedged foreign currency accounts receivable, by currency, were as follows:

              In thousands           Foreign
                                     Currency       US Dollars
              European Euros           36,042          $41,452
              Japanese Yen          2,885,283          $25,896
              Swiss Francs             19,001          $14,075
              British Pounds            6,916          $11,483

We also had non-trade receivables denominated in Irish Pounds of approximately US$0.8 million, liabilities denominated in various European currencies of approximately US$44.1 million, and liabilities denominated in Japanese Yen of approximately US$8.9 million.

We continually review our foreign exchange exposure and consider various risk management techniques, including the netting of foreign currency receipts and disbursements, rate protection agreements with customers/vendors and derivatives arrangements, including foreign exchange contracts. We presently do not utilize rate protection agreements or derivative arrangements.


CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon the accompanying consolidated condensed financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The U.S. Securities and Exchange Commission has defined critical accounting policies as those that are both most important to the portrayal of our financial condition and results and which require our most difficult, complex or subjective judgments or estimates. Based on this definition, we have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For all financial statement periods presented, there have been no material modifications to the application of these critical accounting policies. For a detailed discussion on the application of these and other accounting policies, also refer to Note 1 of Notes to Consolidated Financial Statements in Item 8 of American Power Conversion Corporation's Annual Report on Form 10-K for the year ended December 31, 2002.

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

Our arrangements do not generally include acceptance clauses. However, if an arrangement includes a customer specified acceptance provision, acceptance generally occurs at our factory prior to delivery. As we introduce new products in 2003 and beyond, we anticipate that installation and customer acceptance provisions may become more common, and therefore increasingly significant for determining delivery and performance and consequently our entitlement to recognize revenue.

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

In early 2003, we announced a product recall of Back-UPS CS 350 and 500 models. Our methodology for estimating costs associated with this product recall involved estimating future costs to be incurred to replace the recalled products based on expected returns and the costs to conduct the recall, particularly repair and transportation costs. Our repair and transportation cost estimates include costing for component parts and inside labor. We also obtained third party cost quotes for outside labor and freight. Our repair and transportation cost estimates include costing for component parts and inside labor; we also obtained third party cost quotes for outside labor and freight. In the fourth quarter of 2002, we accrued a current liability and recognized additional warranty expense which is classified in cost of goods sold. Based upon repair cost and return rate experience to-date as well as current estimates of remaining costs to be incurred, we expect the aggregate costs for the recall to be less than the $19.6 million originally estimated in the fourth quarter of 2002. To reflect this change, we reduced cost of goods sold by $5.5 million in the third quarter of 2003. As of September 28, 2003, APC had incurred approximately 75% of currently estimated total recall costs. We believe the accounting estimate related to our product recall costs is a critical accounting estimate because our estimation of remaining recall costs of $3.5 million, comprised of $1.1 million for the U.S. and $2.4 million for international geographies, continues to be subject to actual return rates and per unit repair costs which can vary by country. Actual return rates may vary significantly among different geographies. The most significant risks associated with our return rate assumptions include varying degrees of product recall regulation by geography as well as varying consumer awareness levels and access to timely recall information. Actual per unit repair cost includes principally transportation costs which will be influenced by the proximity of customer locations to the service center location as well as the priority level of delivery requirements. We expect that actual future amounts will not differ materially from our current estimates.

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

Statement 142 requires that companies no longer amortize goodwill and other intangible assets with indefinite lives, but instead test goodwill impairment at least annually or more frequently if impairment indicators arise. Statement 142 also requires completion of a two-step transitional goodwill impairment test. In connection with completion of the first step of our transitional analysis, we identified two reporting units with goodwill, Large Systems and Small Systems; these reporting units are also reportable segments. We then determined the carrying value of each reporting unit by assigning the assets and liabilities, including existing goodwill and other intangible assets, to these reporting units as of the date of adoption. Completion of the first step of our analysis indicated impairment in the carrying amount of our goodwill. Our goodwill was primarily associated with our Large Systems segment which consists primarily of UPS, DC-power systems, and precision cooling products for data centers, facilities, and communication applications. Conditions contributing to the goodwill impairment included the ongoing softness in IT and communications market product lines coupled with lower corporate investment for these types of applications.

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

To the extent we believe that recovery of deferred tax assets is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the consolidated statements of income. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At September 28, 2003 and December 31, 2002, we provided a valuation allowance on certain of our deferred tax assets, primarily consisting of net operating losses generated for the start up of Brazilian operations, because of uncertainty regarding their realizability. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

RECENTLY ISSUED ACCOUNTING STANDARD

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. Statement 150 is effective immediately for financial instruments entered into or modified after May 31, 2003, and otherwise effective for interim periods beginning after June 15, 2003. Statement 150 does not apply to APC since APC does not currently possess the financial instruments covered by this Statement.


FACTORS THAT MAY AFFECT FUTURE RESULTS

This document contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. All statements in this document that do not describe historical facts, such as statements concerning APC's future plans or prospects are forward-looking statements. All forward-looking statements are not guarantees and are subject to risks and uncertainties that could cause actual results to differ from those projected.

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


ITEM 4. CONTROLS AND PROCEDURES

  (A)  Disclosure controls and procedures

Our chief executive officer and our chief financial officer, after evaluating the effectiveness of APC's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of the end of the period covered by this report, have concluded that our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

  (B)  Changes in internal controls over financial reporting

There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls subsequent to the period covered by this report.



PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

As previously reported in APC's Form 10-Q for the quarterly periods ended March 30, 2003 and June 29, 2003, on January 10, 2003, Powerware Corporation filed in the United States District Court for the Eastern District of North Carolina (the "Court") a complaint alleging infringement of three United States patents. On May 7, 2003, Powerware Corporation filed with the Court an amended complaint modifying its allegations of infringement regarding the Powerware Patents. APC was served with the amended complaint on May 9, 2003. Powerware Corporation is seeking unspecified damages and injunctive relief. On May 28, 2003, APC filed its answer to the amended complaint and on June 17, 2003 APC filed its first amended answer and counterclaims alleging infringement by Powerware Corporation of three United States patents owned by APC. On July 3, 2003, Powerware Corporation filed its answer to counterclaims.

As previously reported in APC's Form 10-Q for the quarterly period June 29, 2003, on June 24, 2003, SL Waber, Inc., petitioned the United States District Court for the District of New Jersey (the "Court") to reopen the SL Waber, Inc.
v. American Power Conversion Corporation lawsuit originally filed by SL Waber, Inc. on August 20, 1997 alleging infringement of two United States patents. In a March 22, 1999 order, the Court dismissed one of the patents from the litigation and, in response to APC's July 14, 1998 request that the United States Patent and Trademark Office conduct a reexamination of the remaining patent, administratively terminated the lawsuit pending the completion of the reexamination. In its March 22, 1999 order, the Court granted SL Waber, Inc. the right to petition the Court to reopen the case after the reexamination was completed. The reexamination of the remaining patent was completed on June 3, 2003 and SL Waber, Inc. petitioned the Court on June 24, 2003 to reopen the lawsuit. On July 9, 2003, the Court reopened the lawsuit. SL Waber, Inc. is seeking unspecified damages and injunctive relief.

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

Exhibit No. 31.1 Certification of Rodger B. Dowdell, Jr., Chief Executive
                 Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit No. 31.2 Certification of Donald M. Muir, Chief Financial Officer,
                 pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit No. 32.1 Certification of Rodger B. Dowdell, Jr., Chief Executive
                 Officer, pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities Exchange Act of 1934, as adopted pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit No. 32.2 Certification of Donald M. Muir, Chief Financial Officer,
                 pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)


  (B)  Reports on Form 8-K


On July 31, 2003, APC filed a Current Report on Form 8-K with the Securities and Exchange Commission ("SEC") which furnished, pursuant to Item 12, APC's July 31, 2003 press release announcing its financial results for the fiscal quarter ended June 29, 2003. Also reported, pursuant to Item 11, was the temporary suspension of trading under APC's employee benefit plans.

                                                                       FORM 10-Q
                                                              September 28, 2003









                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      AMERICAN POWER CONVERSION CORPORATION

                             Date: November 12, 2003


                               /s/ Donald M. Muir

                                 Donald M. Muir
Senior Vice President, Finance and Administration, Treasurer and Chief Financial
                                     Officer
                  (Principal Accounting And Financial Officer)

                                                                       FORM 10-Q
                                                              September 28, 2003



             AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
                                  EXHIBIT INDEX

Exhibit    Description                                                      Page
Number                                                                       No.
3.01    Articles of Organization of APC, as amended, previously filed as an exhibit to APC's Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 1999 and incorporated herein by reference (File No. 1-12432)

3.02 By-Laws of APC, as amended and restated, previously filed as an exhibit to APC's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference
        (File No. 1-12432)

31.1    Certification of Rodger B. Dowdell, Jr., Chief Executive Officer,     30
        pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities
        Exchange Act of 1934, as adopted pursuant to Section 302 of the
        Sarbanes-Oxley Act of 2002  (filed herewith)

31.2    Certification of Donald M. Muir, Chief Financial Officer, pursuant    31
        to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act
        of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley
        Act of 2002  (filed herewith)

32.1    Certification of Rodger B. Dowdell, Jr., Chief Executive Officer,     32
        pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities
        Exchange Act of 1934, as adopted pursuant to Section 906 of the
        Sarbanes-Oxley Act of 2002  (filed herewith)

32.2    Certification of Donald M. Muir, Chief Financial Officer, pursuant    33
        to Rule 13a-14(b) and Rule 15d-14(b) of the Securities Exchange Act
        of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley
        Act of 2002  (filed herewith)

                                                                    Exhibit 31.1
                                  CERTIFICATION



I, Rodger B. Dowdell, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of American Power Conversion Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) [Paragraph omitted in accordance with SEC transition instructions contained in SEC Release 34-47986.]

     c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

 Date: November 12, 2003


/s/ Rodger B. Dowdell, Jr.

Rodger B. Dowdell, Jr.
Chairman, President and Chief Executive Officer

                                                                    Exhibit 31.2

                                  CERTIFICATION



I, Donald M. Muir, certify that:

1. I have reviewed this quarterly report on Form 10-Q of American Power Conversion Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) [Paragraph omitted in accordance with SEC transition instructions contained in SEC Release 34-47986.]

     c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 12, 2003


/s/ Donald M. Muir

Donald M. Muir
Senior Vice President, Finance and Administration,
Treasurer and Chief Financial Officer

                                                                    Exhibit 32.1








                                  CERTIFICATION





In connection with the Quarterly Report of American Power Conversion Corporation (the "Company") on Form 10-Q for the period ending September 28, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Rodger B. Dowdell, Jr., Chairman, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

   (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

   (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




/s/ Rodger B. Dowdell, Jr.

Rodger B. Dowdell, Jr.
Chairman, President and Chief Executive Officer

November 12, 2003


The foregoing certification is being furnished solely pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code) and is not being filed as part of a separate disclosure document.

                                                                    Exhibit 32.2








                                  CERTIFICATION





In connection with the Quarterly Report of American Power Conversion Corporation (the "Company") on Form 10-Q for the period ending September 28, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Donald M. Muir, Senior Vice President, Finance and Administration, Treasurer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C.
1350, as adopted pursuant to  906 of the Sarbanes-Oxley Act of 2002, that:

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

November 12, 2003


The foregoing certification is being furnished solely pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code) and is not being filed as part of a separate disclosure document.