Form 10-K
period 2003-12-31
AMERICAN POWER CONVERSION CORPORATION
filed 2004-03-15
CIK 835910

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number 1-12432

AMERICAN POWER CONVERSION CORPORATION
(Exact name of registrant as specified in its charter)

MASSACHUSETTS (State or other jurisdiction of incorporation or organization)	04-2722013 (I.R.S. employer identification no.)
132 FAIRGROUNDS ROAD, WEST KINGSTON, RHODE ISLAND 02892 401-789-5735 (Address and telephone number of principal executive offices)
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	Pacific Exchange, Inc. Nasdaq National Market
Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $2,720,000,000. The number of shares outstanding of the registrant's common stock, $0.01 par value, on March 1, 2004 was 199,925,000.

Documents Incorporated by Reference

        Portions of the registrant's definitive Proxy Statement in connection with the 2004 Annual Meeting of the Shareholders are incorporated by reference in Part III hereof.

Part I

Item 1. Business

American Power Conversion Corporation

        American Power Conversion Corporation, APC, designs, develops, manufactures, and markets power protection and management solutions for computer, communications, and electronic applications worldwide. Our products include:

  •
  uninterruptible power supply products, commonly known as UPSs;

  •
  electrical surge protection devices, also known as surge suppressors;

  •
  power conditioning products;

  •
  DC-power systems;

  •
  cooling equipment;

  •
  power management software and tools;

  •
  racks and enclosures;

  •
  services; and

  •
  various desktop and notebook personal computer (PC) and mobile accessories.

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

        Our surge protection devices and power conditioning products provide protection from electrical power surges and noise in the flow of utility power. APC's cooling equipment regulates temperature and humidity and provides air distribution. Our DC-power systems continuously monitor and isolate end-user equipment from utility voltage fluctuations, frequency variations, and electrical noise. In the event of a power failure, the DC products seamlessly provide back-up power for critical communications networks, allowing users emergency access to these networks for a period of many hours. Our software and power management tools enhance monitoring, management, and performance of our products; our racks and enclosures provide a high availability environment for integrating and housing information technology equipment; our service offerings assist the end-user with installation, configuration, and maintenance of our products; and our desktop and notebook PC and mobile accessories provide a range of power and productivity enhancing products.

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

        The Small Systems segment develops power devices and accessories for servers and networking equipment commonly used in local area and wide area networks and for personal computers and sensitive electronics. Major product offerings include the Smart-UPS®, Matrix-UPS®, Symmetra® Power Array®, and Back-UPS® family of UPSs. Also included are the SurgeArrest® surge suppressors as well as cabling and connectivity products. Additional accessories and software products are offered to enhance the management of these networks, including APC's PowerChute® software and NetShelter® server enclosures. Products are sold to home and commercial users primarily through an indirect selling model consisting of computer distributors and dealers, value added resellers, mass merchandisers, catalog merchandisers, E-commerce vendors, and strategic partnerships.

        The Large Systems segment produces products that provide back-up power, power distribution and cooling for data centers, facilities, and communications equipment for both commercial and industrial applications. Product offerings include major components of InfraStruXure™ systems, Silcon® UPSs, NetworkAIR® precision cooling equipment, DC and broadband power systems, and services. Products are sold to commercial users primarily through an indirect selling model consisting of value added resellers and strategic partnerships.

        In the fourth quarter of 2001, APC acquired select inventory and related technology associated with outside plant, networking power product lines from ARRIS Group, Inc. for $10.3 million paid in cash. The product lines were acquired from ARRIS' EnergyLink™ family of power supplies, enclosures and equipment for network broadband power, including the TSP® (Total System Power) line. The product lines are designed for outdoor use, commonly installed on utility poles or adjacent to fiber nodes, and provide back-up power for broadband cable applications. The combination of the Arris product line and APC's PowerShield® products provide a comprehensive broadband power product line. Beginning in 2002, both offerings are included in the Large Systems segment. Prior to 2002, APC's PowerShield products were classified in the Small Systems segment. In 2002, the PowerShield products were reclassified to the Large Systems segment along with the other broadband solutions from the ARRIS acquisition which share similar product applications and economic characteristics more closely matching the Large Systems segment.

        The Other segment principally consists of desktop and notebook computer accessories and replacement batteries.

        Information on reportable operating segment net sales, profit from operations, and depreciation for each of the last three years is located in Note 13 of Notes to Consolidated Financial Statements in Item 8 of this Report.

        APC was incorporated under the laws of the Commonwealth of Massachusetts on March 11, 1981. Executive offices are located at 132 Fairgrounds Road, West Kingston, RI 02892, our telephone number is (401) 789-5735 and our Internet Web site is www.apc.com.

        APC is required to file annual, quarterly and current reports, proxy statements and other information with the U.S. Securities and Exchange Commission (SEC). Investors may read and copy any document that APC files, including this Annual Report on Form 10-K, at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Investors may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet Web site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, from which investors can electronically access APC's SEC filings.

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

Market Overview

        The growth of the power protection industry has been fueled by the demand for information systems to be accessible as much as 24 hours a day as well as the proliferation of microprocessor-based equipment and related systems in the corporate marketplace and in the small office/home office environment. Despite lower general IT spending and growth in core technology applications in recent years, PCs and servers have become an integral part of the overall business strategy of many organizations as well as in many technical, scientific, and manufacturing settings. Businesses continue to store, manipulate, and transfer data via local area and wide area networks as well as via corporate intranets and the Internet. Additionally, while the installation of large data centers and investment in networking and communications equipment have also experienced a spending decline in recent years, there has been a general rise in these installations to support Internet-based market and corporate IT needs.

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

        In early 2003, APC introduced InfraStruXure, an expansion of the PowerStruXure architecture introduced in 2002. InfraStruXure is a patent-pending, systematic approach to building network-critical physical infrastructure, or NCPI, for data centers. This entirely new approach to data center support simplifies the design, building, and management of data center infrastructure with an innovative, fully engineered, and tested system. InfraStruXure incorporates standardized components including: modular, scalable, N+1 redundant UPSs; zoned, intelligent power distribution; and precision cooling, in a rack form factor.

        In 2003, new features and new products were added to our Smart-UPS and Back-UPS lines of UPSs for corporate and home users; a new line of SurgeArrest surge suppressors was introduced; new power management software for new operating systems, such as Microsoft Windows Server 2003, and management platforms were made available; precision cooling offerings were added; and additions were made to APC's growing line of mobile accessories. APC has continued to invest in product development and introduce new and improved products despite the challenging end user environment for IT related products, including PCs, servers, data centers, networking and communications applications.

Products

        APC's strategy is to design and manufacture products that incorporate high-performance and quality at competitive prices. Our products are designed to fit seamlessly into the computer, networking, and communications environments of businesses, homes, small offices/home offices, and outdoor installations. These products are engineered and extensively tested for compatibility with leading information and communications technology hardware and software.

UPS

        We currently manufacture a broad range of standard domestic and international UPS products. Our UPSs are designed for multiple applications with the principal differences among the products being the amount of power which can be supplied during an outage, the length of time for which battery power can be supplied, the level of intelligent network interfacing capability, and the number of brownout and over-voltage correction features. UPSs range from 325 volt-amps, suitable for a PC, to 1.6 megawatt, or MW, suitable for data centers, mainframe computers, industrial applications or facilities. Estimated resale prices to end-users range from approximately $29.99 to approximately $210,000.

Surge Suppressors

        We also offer a line of surge protection products to protect against power and data-line spikes and surges. The principal differences among the surge suppressor models are the level of protection available, feature sets of the products, and the applications for which they are designed. Estimated resale prices to end-users range from approximately $10 to approximately $3,500.

DC-power

        Our fully integrated DC-power systems include rectifiers, controllers, indoor and outdoor enclosures, batteries, and both input and output distribution; turnkey DC power plant design, including site consulting, installation, and service for a variety of communications networks, including cable, wireless, fiber optic, broadband, and public switched telephone network applications. The products can serve as both the primary power supply and back-up power for communications equipment. Prices to end-users range from approximately $500 to over $100,000.

Management Tools

        APC also offers software and hardware management tools for UPS management, network-critical physical infrastructure management, server access and environmental monitoring. These products provide power monitoring and management of information technology systems. Basic monitoring tools are included free of charge with the purchase of many APC solutions, while estimated resale prices for additional offerings range from approximately $80 to $10,000 to end-users.

Racks and Enclosures

        APC offers a full line of rack enclosures and accessories sold under the NetShelter product family. These enclosures are designed to house a broad range of IT hardware manufacturers' equipment, as well as APC's InfraStruXure components. Estimated resale prices for accessories and enclosures range from approximately $19 to $2,500.

Cooling Solutions

        Additionally, APC offers a line of cooling solutions that regulate temperature and humidity plus provide air distribution. Products include air distribution/fan systems, portable, floor and ceiling-mounted precision cooling systems as well as management systems used in a variety of applications including server rooms, data centers, and communication stations. Estimated resale prices range from approximately $500 to approximately $35,000.

Service Programs

Warranties

        APC provides service programs and warranties to our customers for a wide range of our products. Typical programs include both in-warranty and out-of-warranty repair or replacement as well as on-site services, installation services, remote monitoring services, preventive maintenance, project management, needs assessment, and network integration services. Depending on the product, we principally offer standard warranties ranging from one to five years, for which extended warranty periods can generally be purchased, as well as programs to upgrade older and competitive units to new or refurbished condition.

Equipment Protection Policy

        APC offers an Equipment Protection Policy in the U.S., Canada, Europe, and Australia. Depending on the model and country, the policy provides up to $150,000, 50,000 pounds sterling, or 100,000 euros for repair or replacement of customers' hardware should a surge or lightning strike pass through an APC unit. Certain restrictions may apply. Customers can also register the ProtectNet® line of dataline surge suppressors for a "Double-Up" Supplemental Equipment Protection Policy, under which the total recoverable limit under the Equipment Protection Policy may be doubled (U.S. and Canada only).

        Except in relation to the product recall discussed below, APC has generally experienced satisfactory field operating results, and warranty and Equipment Protection Policy costs incurred to date have not had a significant impact on our consolidated results of operations.

        In early 2003, APC announced a product recall of Back-UPS CS 350 and 500 models, due to potential safety issues. Prior to announcing the recall, APC received eight reports worldwide of units overheating, resulting in the melting of the unit's outer casing, six of which occurred in the United States. Three of the reported incidents resulted in minor property damage; no injuries have been reported. The total number of affected devices recalled worldwide is approximately 2.1 million with approximately 900,000 devices recalled in the United States. The recall is limited to two specific models in APC's Back-UPS CS product line, the Back-UPS CS 350 and the Back-UPS CS 500, in both 120-volt and 230-volt models. The affected units were manufactured between November 2000 and December 2002 and were sold primarily through computer and electrical distribution, catalog and retail outlets worldwide.

Distribution Channels

        APC markets its products to businesses, small offices/home offices, and home users around the world through a variety of distribution channels. These channels include:

  •
  information technology (IT) distributors and dealers;

  •
  value added resellers;

  •
  mass merchandisers;

  •
  catalog merchandisers;

  •
  E-commerce vendors;

  •
  direct to customer including consumer, government, and business enterprise; and

  •
  strategic partnerships.

        We also sell directly to some large value added resellers, which typically integrate our products into specialized computer systems and then market turnkey systems to selected vertical markets. Additionally, certain select products are sold directly to manufacturers for incorporation into products manufactured or packaged by them.

        Two computer distributor customers, Tech Data Product Management and Ingram Micro, accounted for approximately 14.1% and 10.0%, respectively, of net sales in 2003, 14.4% and 13.2%, respectively, of net sales in 2002, and 13.3% and 15.5%, respectively, of net sales in 2001. The majority of our sales to Tech Data Product Management and Ingram Micro are included in the Small Systems segment.

Sales and Marketing

        APC's sales and marketing organizations are primarily responsible for four activities: sales, marketing, customer service, and technical support. Our sales force is responsible for relationships with our distribution channels and end-users as well as developing new distribution channels, particularly in geographic and product application areas into which we are expanding. Additionally, our sales force targets sales of the full range of APC products and services to specific customer groups.

        Our marketing activities include market research, product planning, trade shows, sales and pricing strategies, and product sales literature. At various times, we utilize direct marketing efforts domestically and internationally, including direct mailings and print, online/Internet, radio, and television advertising, as well as exhibiting at computer trade shows and hosting customer focused events. Customer service is responsible for technical marketing inquiries and customer support. APC has developed a number of programs and techniques to support the distribution channels. These include, but are not limited to, toll-free phone assistance, online product and technical information, formal product demonstrations, and reseller trainings.

Supply Chain Management—Manufacturing, Quality, Raw Materials, and Distribution

Manufacturing

        APC's manufacturing operations are located in the United States, Brazil, China, India, Ireland, the Philippines, and Switzerland. In recent years, our efforts to streamline APC's capacity and facilities have included the consolidation of our Philippines-based manufacturing operations to facilities within the province of Cavite in 2002, as well as manufacturing downsizing actions in Denmark and the U.K. in 2001. As of December 31, 2003, employee terminations related to the closure of facilities were substantially completed. For more information about our manufacturing downsizing actions, refer to Note 2 of Notes to Consolidated Financial Statements in Item 8 of this Report.

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

Quality

        APC has been ISO 14001 and ISO 9001-2000 certified by the International Organization for Standardization. Our systems have been audited to the stringent ISO 14001 and ISO 9001-2000 levels at our manufacturing facilities in the United States, China, India, Ireland, and the Philippines as well as at our Design Center in Denmark. The International Organization for Standardization has also certified our Research and Development Center in Massachusetts and our manufacturing facility in Brazil to the ISO 9001-2000 level.

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

Product Development

        APC's research and development, or R&D, staff includes engineers and support persons who develop new products and provide engineering support for existing products. Our R&D efforts are also aimed at reducing cost and total cycle time and improving product and component quality. Most of these employees are located in the United States with additional resources located in Denmark, Ireland, and Taiwan. Employees devoted to the improvement and development of software products are located in the United States and Ireland. We believe that the technical expertise of our R&D staff is very important to our growth as technological change is rapid in our markets.

        In early 2003, APC introduced InfraStruXure, an expansion of the PowerStruXure architecture introduced in 2002. InfraStruXure is a patent-pending, systematic approach to building network-critical physical infrastructure, or NCPI, for data centers. This entirely new approach to data center support simplifies the design, building and management of data center infrastructure with an innovative, fully engineered and tested system. InfraStruXure incorporates standardized components including modular, scalable, N+1 redundant UPSs; zoned, intelligent power distribution; and precision cooling in a rack form factor.

        In 2003, new features and new products were added to our Smart-UPS and Back-UPS lines for corporate and home users; a new line of SurgeArrest surge suppressors was introduced; new power management software for new operating systems and management platforms, such as Microsoft Windows Server 2003, were made available; new precision cooling offerings were added; and additions to APC's growing line of mobile accessories were made. APC has continued to invest in research and development to drive innovation in the market with new products, new product categories and lower priced solutions.

        In 2002, we introduced PowerStruXure, the initial building block of APC's InfraStruXure architecture. Our Back-UPS and Smart-UPS lines were also enhanced with new models that highlight longer run time, smaller footprints and lower price points. New hardware and software management tools were also announced and we added new products for notebook and desktop PCs.

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

        R&D expenditures were $67.6 million or 4.6% of net sales in 2003, $60.1 million or 4.6% of net sales in 2002, and $54.6 million or 3.9% of net sales in 2001. We continue to commit resources to support our investment in research and development. We believe that continued product innovation through development is necessary for our existing products to remain competitive in our markets, as well as creating opportunities from new product introductions. The increases in total R&D spending primarily reflect increased numbers of software and hardware engineers and costs associated with new product development and engineering support.

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

Seasonality

        Our Small Systems and Other segments are favorably impacted by summer weather conditions in North America and Europe. The summer season typically brings more weather events, particularly thunderstorms and high temperatures, resulting in high electricity usage that can cause brownouts and blackouts that in turn create more demand for our products.

Competition

        We believe that we are one of less than ten global companies providing a full range of UPS products and services worldwide. Many of our competitors offer competitive products in both the Small and Large systems markets, while some focus on only one segment. Our principal competitors in the Small Systems segment include:

  •
  Liebert Corporation, a unit of Emerson Electric Co.;

  •
  Powerware Corporation, a member of the Invensys Energy Management Division of Invensys plc;

  •
  MGE UPS Systems, a unit of Schneider Electric Group;

  •
  Trippe Manufacturing Company, a privately-held U.S. company;

  •
  Phoenixtec Power Company Ltd., a publicly-held Taiwanese company; and

  •
  Belkin Components, a privately-held U.S. company.

Our principal competitors in the Large Systems segment include:

  •
  Liebert Corporation;

  •
  Powerware Corporation;

  •
  MGE UPS Systems; and

  •
  Chloride Power, a subsidiary of Chloride Group PLC.

        We also compete with a number of other U.S. and non-U.S. based companies that offer power protection, DC-power, and other products similar to ours in both segments. Some competitors have greater financial and other resources than APC. We compete in the sale of our products on the basis of several factors, including product innovation, performance and quality, marketing, access to distribution channels, customer service, product design, and price.

International Operations

        APC has established an extensive international presence consisting of manufacturing, service, engineering, sales, marketing and administrative operations. With a full line of internationally positioned products available, we continue to introduce products and staff personnel to serve geographical markets of interest. Our manufacturing operations outside of the United States are located in Brazil, China, India, Ireland, the Philippines, and Switzerland. A significant portion of products in our Small Systems and Large Systems reportable operating segments are built internationally, particularly in the Philippines. We believe that the production of these products could be redeployed to other regions if necessary.

        Our primary sales offices outside of the United States are located in Europe and the Far East. These offices, together with offices in other locations worldwide, provide sales and technical support to our customers across the globe. APC also utilizes a combination of company run and sub-contracted distribution centers in numerous countries worldwide to distribute our products to our international customers.

Financial Information About Foreign and Domestic Operations

        The information required under this section is included in Note 13 of Notes to Consolidated Financial Statements in Item 8 of this Report and is incorporated herein by reference.

Employees

        As of December 31, 2003, APC had approximately 6,365 full-time employees worldwide. APC also engages other personnel on a part-time basis.

APC's Executive Officers

        APC's executive officers are elected annually and hold office until the next Annual Meeting of the Board of Directors and until their successors are duly elected and qualified. As of March 1, 2004, APC's executive officers were:

Name	Age	Positions
Rodger B. Dowdell, Jr.	54	Chairman of the Board of Directors, President, and Chief Executive Officer
Neil E. Rasmussen	49	Senior Vice President, Chief Technical Officer and Director
Edward W. Machala	49	Senior Vice President, Operations, and Chief Operations Officer
Donald M. Muir	47	Senior Vice President, Finance & Administration, and Chief Financial Officer
Emanuel E. Landsman	67	Vice President and Director
Aaron L. Davis	37	Vice President, Marketing Communications
Edward D. Bednarcik	46	Vice President, Global Sales

        Rodger B. Dowdell, Jr. has been President and a Director of APC since 1985 and Chairman of APC's Board of Directors since 1988. During the first three quarters of 1985, Mr. Dowdell worked for APC as a consultant, developing a marketing and production strategy for UPS products. From 1978 to 1984 he was President of Independent Energy, Inc., a manufacturer of electronic temperature controls.

        Neil E. Rasmussen became Senior Vice President in 2001 and previously was Vice President since our inception. In 1997, he was appointed Chief Technical Officer of APC and has been a Director of APC since our inception. From 1979 to 1981, Mr. Rasmussen worked in the Energy Systems Engineering Group at Massachusetts Institute of Technology's Lincoln Laboratory.

        Edward W. Machala was named Senior Vice President, Operations, and Chief Operations Officer in 2001. Mr. Machala joined APC in 1989 as Vice President, Operations. From 1985 to 1989, Mr. Machala was Director of Manufacturing and Engineering Technology for GTECH, a manufacturer of electronic lottery and gaming terminals, where he was responsible for manufacturing and engineering functions.

        Donald M. Muir has been Senior Vice President, Finance & Administration since 2001 and Chief Financial Officer since joining APC in 1995. Mr. Muir served as Treasurer from 2001 to February 2004, and as Vice President, Finance and Administration and Chief Financial Officer from 1998 to 2001. From 1993 to 1995, Mr. Muir was the Treasurer of Stratus Computer, Inc. where he was responsible for managing investor relations, treasury services, corporate taxation, and risk management. Prior to his appointment as Treasurer at Stratus Computer, Inc., Mr. Muir held the position of Director of Finance and Administration from 1991 to 1993 and Controller, Worldwide Sales and Service from 1988 to 1991.

        Emanuel E. Landsman has been Vice President and a Director of APC since our inception and served as Clerk from our inception until 2001. From 1966 to 1981, Dr. Landsman worked at Massachusetts Institute of Technology's Lincoln Laboratory, where he was in the Space Communications Group from 1966 to 1977 and the Energy Systems Engineering Group from 1977 to 1981.

        Aaron L. Davis was named Vice President, Marketing Communications in June 2003. Mr. Davis served as Vice President, Marketing and Communications from 2001 to June 2003, Vice President, Small Systems Group from 1999 to 2001, Vice President, Marketing and Communications from 1997 to 1999, and Vice President of Marketing Communications from 1995 to 1997. Mr. Davis joined APC as Director of Marketing Communications in 1989. Mr. Dowdell is the uncle of Mr. Davis.

        Edward D. Bednarcik was named Vice President, Global Sales in July 2003. Mr. Bednarcik joined APC in 1997 as General Manager of APC's Network Power Solutions Group and subsequently served as Vice President, General Manager of APC's Business Network Solutions Group from 2001 to July 2003. Prior to joining APC, Mr. Bednarcik was Senior Vice President and General Manager of CrossComm Inc.'s Internet Access Division from 1996 to 1997; Vice President and General Manager, Networks Products Division of Promptus Communications Inc., a subsidiary of GTI Inc., from 1994 to 1996; and Vice President, North American Sales and Marketing at Molecular Simulations Inc. (MSI), a privately held company based in Massachusetts, from 1991 to 1994.

Corporate Governance

        Corporate governance is typically defined as the system that allocates duties and authority among a company's stockholders, board of directors and management. The stockholders elect the board and vote on extraordinary matters; the board is the company's governing body, responsible for hiring, overseeing and evaluating management, particularly the Chief Executive Officer; and management runs the company's day-to-day operations.

        The current Board members include five independent directors and three members of APC's senior management. The Board members include Rodger B. Dowdell, Jr., Chairman, President and Chief Executive Officer of APC; James D. Gerson, a private investor who is a retired Vice President of Fahnestock & Co.; John G. Kassakian, MIT Professor of Electrical Engineering and Director, MIT Laboratory for Electromagnetic and Electronic Systems; John F. Keane, Sr., Founder and Chairman of the Board of Directors, Keane, Inc.; Emanuel E. Landsman, Vice President of APC; Ervin F. Lyon, Retired, MIT Lincoln Labs; Neil E. Rasmussen, Senior Vice President and Chief Technical Officer of APC; and Ellen B. Richstone, President and Chief Executive Officer, Entrepreneurial Resources Group.

        "Independent" Directors.    Each of APC's directors, other than Messrs. Dowdell, Landsman and Rasmussen, qualify as "independent" in accordance with the published listing requirements of The Nasdaq Stock Market (Nasdaq). The Nasdaq independence definition includes a series of objective tests, such as that the director is not an employee of APC and has not engaged in various types of business dealings with APC. In addition, as further required by the Nasdaq rules, the Board of Directors has made a subjective determination as to each independent director that no relationships exist which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, the directors reviewed and discussed information provided by the directors and APC with regard to each director's business and personal activities as they may relate to APC and APC's management.

        In addition, all of the members of the Audit Committee of the Board also qualify as "independent" under special standards established by the Securities and Exchange Commission (SEC) for members of audit committees, and the Audit Committee includes at least one member who is determined by the Board to meet the qualifications of an "audit committee financial expert" in accordance with SEC rules. Ellen B. Richstone is the independent director who has been determined to be an audit committee financial expert. Stockholders should understand that this designation is a disclosure requirement of the SEC related to Ms. Richstone's experience and understanding with respect to certain accounting and auditing matters. The designation does not impose on Ms. Richstone any duties, obligations or liability that are greater than are generally imposed on her as a member of the Audit Committee and Board of Directors, and her designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or Board of Directors.

        Board Committees and Charters.    The Board currently has, and appoints the members of, standing (i) Audit, (ii) Compensation and Stock Option and (iii) Corporate Governance and Nominating Committees. Each member of these Committees is an independent director in accordance with Nasdaq standards described above. Each of the Board committees has a written charter approved by the Board. Copies of each charter, and other corporate governance matters, are posted on APC's web site at www.apc.com under the "Corporate Governance" link contained in the "Investors" section.

        Corporate Governance Guidelines.    The Board has adopted a set of Corporate Governance Guidelines, and the Board's Corporate Governance Committee is responsible for overseeing the Guidelines and reporting and making recommendations to the Board concerning corporate governance matters. The Guidelines are posted on APC's web site at www.apc.com under the "Corporate Governance" link contained in the "Investors" section.

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

Location of Principal Properties	Sales, Marketing & Administration	Manufacturing	R&D	Warehouse	Total	Segment
	In square feet
Owned
United States
Rhode Island	167,850	98,930	—	4,980	271,760	Shared
Massachusetts	—	—	23,000	—	23,000	Shared
Europe
Ireland	67,190	210,100	5,280	108,140	390,710	Shared
Denmark	24,000	28,000	58,650	—	110,650	Large Systems
Far East
Philippines	21,520	178,760	—	48,700	248,980	Shared
Leased
United States
Rhode Island	37,710	182,830	9,540	304,940	535,020	Shared
Massachusetts	—	—	77,300	—	77,300	Shared
Missouri	21,370	4,000	25,090	—	50,460	Shared
Texas	3,640	1,530	21,130	2,640	28,940	Large Systems
Europe
England	18,240	55,630	7,290	9,130	90,290	Large Systems
Switzerland	14,750	20,690	540	8,610	44,590	Large Systems
Ireland	—	—	—	31,850	31,850	Shared
Far East
India	14,170	75,890	4,180	25,870	120,110	Small Systems
China	25,065	139,940	—	30,505	195,510	Shared
Latin America
Brazil	4,350	67,330	70	18,180	89,930	Small Systems

Item 3. Legal Proceedings

        As previously reported in APC's Form 10-Q for the quarterly periods ended June 29, 2003 and September 28, 2003, on June 24, 2003, SL Waber, Inc., petitioned the United States District Court for the District of New Jersey (the "Court") to reopen the SL Waber, Inc. v. American Power Conversion Corporation lawsuit originally filed by SL Waber, Inc. on August 20, 1997 alleging infringement of two United States patents. In a March 22, 1999 order, the Court dismissed one of the patents from the litigation and, in response to APC's July 14, 1998 request that the United States Patent and Trademark Office conduct a reexamination of the remaining patent, administratively terminated the lawsuit pending the completion of the reexamination. In its March 22, 1999 order, the Court granted SL Waber, Inc. the right to petition the Court to reopen the case after the reexamination was completed. The reexamination of the remaining patent was completed on June 3, 2003 and SL Waber, Inc. petitioned the Court on June 24, 2003 to reopen the lawsuit. On July 9, 2003, the Court reopened the lawsuit. SL Waber, Inc. sought unspecified damages and injunctive relief. On February 5, 2004, APC announced that it had entered into an agreement with SLW Holdings, Inc. (formerly known as SL Waber, Inc.) and SL Industries, Inc. (collectively "Waber") to license patent rights relating to uninterruptible power supply technology from Waber. In return for the patent license, APC agreed to pay Waber a lump sum of $4 million in cash and both APC and Waber agreed to dismiss with prejudice the patent infringement lawsuit filed by Waber in 1997.

        As previously reported in APC's Form 10-Q for the quarterly periods ended March 30, 2003, June 29, 2003, and September 28, 2003, on January 10, 2003, Powerware Corporation filed in the United States District Court for the Eastern District of North Carolina (the "Court") a complaint alleging infringement of three United States patents. On May 7, 2003, Powerware Corporation filed with the Court an amended complaint modifying its allegations of infringement regarding the Powerware Patents. APC was served with the amended complaint on May 9, 2003. Powerware Corporation is seeking unspecified damages and injunctive relief. On May 28, 2003, APC filed its answer to the amended complaint and on June 17, 2003, APC filed its first amended answer and counterclaims alleging infringement by Powerware Corporation of three United States patents owned by APC. On July 3, 2003, Powerware Corporation filed its answer to counterclaims.

        On February 5, 2004, Liebert Corporation and Zonatherm Products, Inc., Liebert's sales representative firm in the Chicago area, filed a lawsuit in the Circuit Court of Cook County, Illinois, Chancery Division (the "Court") against APC, Aerico, LLC, a sales representative firm formed by former employees of Zonatherm Products, and the former employees of Zonatherm Products who formed Aerico, LLC. The lawsuit alleges willful violation of the Illinois Trade Secrets Act, tortuous interference with contract, tortuous interference with prospective economic advantage, civil conspiracy and conspiracy to breach fiduciary duties. Liebert and Zonatherm are seeking compensatory and punitive damages and injunctive relief. On February 18, 2004, the Court denied plaintiffs' motion for a temporary restraining order.

        In addition, APC is involved in various other claims and legal actions arising in the ordinary course of business.

        While management currently believes that resolving all pending legal matters, individually or in aggregate, will not have a material adverse impact on APC's financial position, the litigation and other claims noted above are subject to inherent uncertainties, including the risk of an unfavorable outcome, and management's view of these matters may change in the future. An unfavorable outcome could include monetary damages or, in cases where injunctive relief is sought, an injunction prohibiting certain activities. Were an unfavorable final outcome to occur, there exists the possibility of a material adverse impact on APC's financial position, cash flows and results of operations for the period in which the effect becomes reasonably estimable.

Item 4. Submission of Matters to a Vote of Security-Holders

        We did not submit any matters to a vote of our security-holders during the three months ended December 31, 2003.

Part II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

        APC's Common Stock is traded over-the-counter on The Nasdaq Stock Market under the symbol APCC and on the Pacific Exchange, Inc. under the symbol ACC. The following table sets forth the range of high and low bid quotations on The Nasdaq Stock Market per share of Common Stock for the years 2003 and 2002. These quotations reflect inter-dealer prices, without retail mark up, mark down, or commission and may not necessarily represent actual transactions.

	2003		2002
	High	Low	High	Low
First Quarter	$17.14	$13.90	$16.24	$12.29
Second Quarter	17.50	13.72	14.74	12.07
Third Quarter	18.86	15.20	13.43	9.75
Fourth Quarter	24.69	16.65	16.60	9.06

        On March 1, 2004, the closing sale price for APC's common stock was $22.36 per share. As of March 1, 2004, there were approximately 1,916 holders of record of APC's common stock.

        On June 18, 2003, APC's Board of Directors approved initiation of a quarterly cash dividend of $0.08 per share of common stock. In 2003, quarterly dividends were paid on September 15, 2003 to shareholders of record at the close of business on August 25, 2003, and on December 17, 2003 to shareholders of record at the close of business on November 26, 2003. On February 9, 2004, a quarterly dividend was declared, payable on March 17, 2004 to shareholders of record as of February 25, 2004. It is the intention of the Board of Directors to pay a comparable quarterly dividend on a going forward basis contingent upon continued capital availability and a determination that cash dividends continue to be in the best interests of APC and its shareholders.

        The information required under this section related to APC's stock-based compensation plans is included in Note 11 of Notes to Consolidated Financial Statements in Item 8 of this Report and is incorporated herein by reference.

Item 6. Selected Financial Data

        All amounts are in dollars except for outstanding shares. Dollars are in thousands except for basic and diluted earnings per share. Shares are in thousands. Earnings per share and share data reflect a two for one stock split effected in 1999.

        On June 18, 2003, APC's Board of Directors approved initiation of a quarterly cash dividend of $0.08 per share of common stock. In 2003, quarterly dividends were paid on September 15, 2003 to shareholders of record at the close of business on August 25, 2003, and on December 17, 2003 to shareholders of record at the close of business on November 26, 2003. On February 9, 2004, a quarterly dividend was declared, payable on March 17, 2004 to shareholders of record as of February 25, 2004. APC did not declare any cash dividends for the four year period 1999 to 2002.

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

        The results of operations of companies acquired in 2000 are included from their respective dates of acquisition. In the fourth quarter of 2000, APC acquired privately-held Airflow Company, a

Maryland-based manufacturer of precision cooling equipment primarily used in data center, Internet, and telecommunications applications, for approximately $21.6 million in cash plus expenses, of which $3.1 million remains to be paid following the resolution of an indemnity claim brought by APC in 2003 against the surviving selling company as well as the former shareholders of Airflow Company's parent corporation as a result of a claim brought against APC by a former sales representative of Airflow. Early in the second quarter of 2000, APC acquired privately-held Advance Power Ltd., a U.K.-based manufacturer of DC-based power solutions used in communications and Internet applications, for $75.0 million in cash plus expenses. Also early in the second quarter of 2000, APC acquired privately-held ABL Electronics Corporation (ABL), a North American provider of computer and network cables, switches, and other connectivity products, for $8.0 million paid in a combination of cash and stock, plus expenses. APC's cash outlays associated with these acquisitions were financed from operating cash.

	2003	2002	2001	2000	1999
Net sales	$1,464,798	$1,300,025	$1,404,784	$1,470,344	$1,331,708
Cost of goods sold	852,615	816,318	920,895	867,680	747,389

Gross profit	612,183	483,707	483,889	602,664	584,319
Operating expenses	383,068	332,760	339,036	393,191	305,094

Operating income	229,115	150,947	144,853	209,473	279,225
Other income, net	9,990	10,889	13,700	23,838	13,292

Earnings before income taxes and cumulative effect of accounting change	239,105	161,836	158,553	233,311	292,517
Income taxes	62,167	45,314	45,188	67,660	86,293

Earnings before cumulative effect of accounting change	176,938	116,522	113,365	165,651	206,224
Cumulative effect of accounting change, net of income taxes of $15,459	—	34,500	—	—	—

Net income	$176,938	$82,022	$113,365	$165,651	$206,224

Basic earnings per share:
Basic earnings per share before cumulative effect of accounting change	$0.90	$0.59	$0.58	$0.85	$1.07
Cumulative effect of accounting change, net of tax	—	0.17	—	—	—

Basic earnings per share	$0.90	$0.42	$0.58	$0.85	$1.07

Basic weighted average shares outstanding	197,402	195,927	195,171	194,235	192,201

Diluted earnings per share:
Diluted earnings per share before cumulative effect of accounting change	$0.88	$0.59	$0.58	$0.83	$1.05
Cumulative effect of accounting change, net of tax	—	0.17	—	—	—

Diluted earnings per share	$0.88	$0.42	$0.58	$0.83	$1.05

Diluted weighted average shares outstanding	201,517	196,993	196,793	200,156	196,088

Cash dividends per share	$0.16	—	—	—	—

Cash and cash equivalents	$252,114	$209,322	$288,210	$283,025	$456,325

Short term investments	$496,209	$430,986	$104,868	$25,000	$—

Long term investments	$58,525	$56,293	$—	$—	$—

Working capital	$1,217,471	$999,102	$884,421	$744,813	$706,038

Total assets	$1,805,966	$1,604,580	$1,420,772	$1,317,105	$1,106,938

Short term debt	—	—	—	—	—

Long term debt	—	—	—	—	—

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        We begin Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a discussion of our Results of Operations for 2003 compared to 2002, and for 2002 compared to 2001. This discussion includes an overview of our operating results and the directions in which our markets, segments, and geographies are moving. We then provide a Liquidity and Financial Resources discussion of the significant changes in our balance sheet during 2003, and cash flows for 2003 compared to 2002, and for 2002 compared to 2001, as well as our contractual obligations and foreign currency activity. We also provide a discussion of our business outlook. This is followed by a discussion of the Critical Accounting Policies that we believe are important to our business operations and understanding of our results of operations. We conclude with information about factors that may affect our future results.

        This MD&A should be read in conjunction with the other sections of this Annual Report on Form 10-K, including "Item 1: Business;" "Item 6: Selected Financial Data;" and "Item 8: Financial Statements and Supplementary Data."

RESULTS OF OPERATIONS

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

        The following table sets forth key data, expressed as a percentage of net sales, for the years ended December 31, 2003, 2002 and 2001.

	2003	2002	2001
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	58.2	62.8	65.6
Gross profit	41.8	37.2	34.4
Marketing, selling, general & administrative expenses	21.6	21.0	20.2
Research & development	4.6	4.6	3.9
Operating income	15.6	11.6	10.3
Other income, net	0.7	0.8	1.0
Earnings before income taxes and cumulative effect of accounting change	16.3	12.4	11.3
Earnings before cumulative effect of accounting change	12.1	9.0	8.1
Net income	12.1	6.3	8.1

Revenues

        Net sales in fiscal year 2003 of $1.465 billion increased by 12.7% over 2002, attributable to solid growth across our major product lines and major geographies. Net sales in fiscal year 2002 of $1.300 billion decreased 7.5% from 2001, attributable to softness in IT and communications market segments.

        Revenues by Segment.    Net sales for products in the Small Systems segment, which provides power protection, uninterruptible power supply (UPS), and management products for the PC, server, and local area networking markets, increased in fiscal year 2003 by 8.6% over 2002. The improvement in 2003 over the prior year was driven by demand for APC's core UPSs, specifically the Back-UPS and Smart-UPS families worldwide combined with increased sales of rack enclosures and management solutions, partially offset by the cumulative effect of pricing actions over the course of the past year. Small Systems segment net sales decreased in fiscal year 2002 by 8.1% from 2001. The decline in 2002 from the prior year reflected industry softness in the IT markets, weakening global economies, and maturing markets. Net sales for products in the Large Systems segment, consisting primarily of UPS, DC-power systems, and precision cooling products for data centers, facilities, and communication applications, increased 31.8% in fiscal year 2003 over 2002. The improvement in 2003 over the prior year was due principally to continued sales growth of our recently introduced InfraStruXure along with growing service revenue and net sales of our cooling products. Partially offsetting the improvement in our Large Systems segment was the impact of continued weakness in our communications market product lines. Large Systems segment net sales decreased 13.6% in fiscal year 2002 compared to 2001. The decline in 2002 from the prior year was negatively impacted by the significant reduction in corporate investment for these types of applications. Net sales for products in the "Other" segment, consisting principally of notebook computer accessories, replacement batteries and Web-based services, were up 26.2% and 40.8% in 2003 and 2002, respectively, from comparable prior year levels due mainly to organic growth of existing products, particularly replacement batteries, as well as growth from new mobile accessory products.

        Sales of new products contributed to overall net sales in 2003, 2002 and 2001. Sales of products introduced during 2003, 2002 and 2001 represented approximately 11%, 9%, and 18%, respectively, of net sales in those years.

        Revenues by Geography.    The following table summarizes our revenues on a geographic basis for the years ended December 31, 2003, 2002 and 2001.

In millions	2003	% of Total	2002	% of Total	2001	% of Total
U.S.	$658.7	45.0%	$625.3	48.1%	$731.6	52.1%
Canada and Latin America	78.8	5.3%	85.2	6.5%	72.0	5.1%

Total Americas	737.5	50.3%	710.5	54.6%	803.6	57.2%
Europe, the Middle East, and Africa	467.2	31.9%	372.6	28.7%	370.5	26.4%
Asia	260.1	17.8%	216.9	16.7%	230.7	16.4%

Total Net Sales	$1,464.8	100.0%	$1,300.0	100.0%	$1,404.8	100.0%

Total Net Sales Outside U.S.	$806.1	55.0%	$674.7	51.9%	$673.2	47.9%

        The Americas (North and Latin America) increased 3.8% in 2003 over 2002, and decreased 11.6% in 2002 from 2001. Europe, the Middle East and Africa (EMEA) represented 31.9%, 28.7%, and 26.4% of total net sales for fiscal years 2003, 2002 and 2001, respectively. EMEA increased 25.4% in 2003 over 2002, and increased 0.6% in 2002 over 2001. Finally, Asia was 17.8%, 16.7%, and 16.4% of total net sales for fiscal years 2003, 2002 and 2001, respectively. Asia increased 19.9% in 2003 over 2002, and decreased 6.0% in 2002 from 2001. In fiscal year 2003, on a constant currency basis, EMEA increased 13.5% and Asia increased 13.2% over 2002. In fiscal year 2002, on a constant currency basis, EMEA decreased 3.0% and Asia decreased 4.7% from 2001. In 2003, on a constant currency basis, EMEA's revenues would have been lower by $44 million and Asia's revenues would have been lower by $15 million. In 2002, on a constant currency basis, EMEA's revenues would have been lower by $13 million and Asia's revenues would have been higher by $3 million. In 2001, on a constant currency basis, EMEA's revenues would have been higher by $6 million and Asia's revenues would have been higher by $15 million. We believe constant currency information is useful for an understanding of our operating results. Revenues on a constant currency basis differ from revenues presented in accordance with United States generally accepted accounting principles. Also refer to Note 13 of Notes to Consolidated Financial Statements in Item 8 of this Report.

Cost of Goods Sold

        Cost of goods sold was $852.6 million or 58.2% of net sales in fiscal year 2003 compared to $816.3 million or 62.8% of net sales in fiscal year 2002 and $920.9 million or 65.6% of net sales in fiscal year 2001. Gross margins for fiscal year 2003 were 41.8% of net sales, approximately 460 basis points higher than in fiscal year 2002; for fiscal year 2002, gross margins were 37.2% of net sales, approximately 280 basis points higher than in fiscal year 2001. The 2003 and 2002 gross margin improvements were associated with gross margin improvements in both the Small and Large System segments. In addition, gross margin improvements in 2003 over the prior year were enhanced in each of the operating segments by the favorable pricing impact of a weakening U.S. dollar, particularly in Europe.

        Gross Margins by Segment.    Gross margins for the Small Systems segment improved in each of 2003 and 2002 over the respective prior year levels. The improvement in 2003 over the prior year reflected product cost reduction efforts, a favorable mix shift within the segment, and favorable currency trends offset by the cumulative effect of pricing actions over the course of the past year. The improvement in 2002 over the prior year also reflected product cost reduction efforts as well as favorable product mix in the underlying product lines to higher margin products. APC's Small Systems cost reductions were achieved through a combination of product transitions to low cost manufacturing locations and material cost reductions from APC's supplier base. Our product cost reductions accounted for approximately 317 basis points of the gross margin improvements in 2003 in the Small Systems segment and were driven principally by material cost improvements. Gross margins for the Large Systems segment improved in each of 2003 and 2002 over the respective prior year levels principally due to a continual lowering of product costs, particularly lower manufacturing costs resulting from volume efficiencies achieved through factory consolidations, and capacity rationalization efforts that commenced in late 2001 as well as through material cost reductions from APC's supplier base. Our product cost reductions accounted for approximately 404 basis points of the gross margin improvements in 2003 in the Large Systems segment and were driven by material cost improvements and, to a lesser extent, manufacturing cost efficiencies. The Large Systems segment reported losses in 2001 due to cost inefficiencies resulting from global capacity expansion, coupled with declining sales volumes, particularly in the second half of 2001. Also contributing to 2001 Large Systems losses were the continued investment in product and business development initiatives for this business segment in 2001. Gross margins for the "Other" segment improved in 2003 and 2002 over the comparable prior year levels as a result of volume related efficiencies in cost, including improved efficiencies of recently introduced products, as well as a mix shift within the segment.

        Product Recall.    Gross margins in 2003 and 2002 included the effects of a fourth quarter 2002 provision for and third quarter 2003 update of estimated costs associated with the product recall of Back-UPS CS 350 and 500 models. In early 2003, APC announced a product recall of Back-UPS CS 350 and 500 models, due to potential safety issues. Prior to announcing the recall, APC received eight reports worldwide of units overheating, resulting in the melting of the unit's outer casing, six of which occurred in the United States. Three of the reported incidents resulted in minor property damage; no injuries have been reported. The total number of affected devices recalled worldwide is approximately 2.1 million with approximately 900,000 devices recalled in the United States. The recall is limited to two specific models in APC's Back-UPS CS product line, the Back-UPS CS 350 and the Back-UPS CS 500, in both 120-volt and 230-volt models. The affected units were manufactured between November 2000 and December 2002 and were sold primarily through computer and electrical distribution, catalog and retail outlets worldwide. In the fourth quarter of 2002, APC accrued a current liability and recognized additional warranty expense, classified in cost of goods sold, of $19.6 million. Based upon repair cost and return rate experience to-date as well as current estimates of remaining costs to be incurred, APC expects the aggregate costs for the recall to be less than originally estimated. To reflect this change, cost of goods sold was reduced by $5.5 million in the third quarter of 2003. The original charge and subsequent credit to warranty expense have not been allocated to our operating segments, but rather have been classified in indirect operating expenses for segment reporting consistent with our classification for our internal financial reporting; also refer to Note 13 of Notes to Consolidated Financial Statements in Item 8 of this Report. As of December 31, 2003, APC had incurred approximately 80% of currently estimated total recall costs. Our estimation of remaining recall costs of $2.8 million, comprised of $1.0 million for the U.S. and $1.8 million for international geographies, continues to be subject to actual return rates and per unit repair costs which can vary by country. We expect that future amounts will not differ materially from our current estimates. Also refer to Note 9 of Notes to Consolidated Financial Statements in Item 8 of this Report.

        Intellectual Property Settlement.    Fiscal year 2003 gross margins also included the effects of a fourth quarter charge associated with the settlement of a claim for the infringement of intellectual property of $4.0 million. This charge has not been allocated to our operating segments, but rather has been classified as an indirect operating expense for segment reporting consistent with our classification for our internal financial reporting; also refer to Note 13 of Notes to Consolidated Financial Statements in Item 8 of this Report. This charge was the result of events or assessments that occurred during the fourth quarter of 2003.

        2002 Restructuring and Impairment of Assets.    Fiscal year 2002 gross margins also included the effects of a fourth quarter charge for impairment of assets held for sale of approximately $3.2 million, and first quarter charges for restructuring costs of approximately $4.8 million associated with our first quarter 2002 global headcount reductions. These actions impacted personnel worldwide, principally in the U.S., U.K., Ireland, and the Philippines, throughout a broad range of functions within the organization. The majority of these terminations were the result of our decision to consolidate our Philippines-based manufacturing operations. These restructuring costs were the result of events or assessments that occurred during the first quarter of 2002 and included the effects of approximately 941 employee terminations, principally 54% in manufacturing, 14% in sales and 13% in R&D, based on severance agreements, as well as facilities closures, and the related impairment of tangible assets, principally buildings and manufacturing equipment, based on management's assessment of market data. These charges have not been allocated to our operating segments, but rather have been classified as indirect operating expenses for segment reporting consistent with our classification for our internal financial reporting; also refer to Note 13 of Notes to Consolidated Financial Statements in Item 8 of this Report. These charges were the result of events or assessments that occurred during the respective quarters of 2002. Our 2002 restructuring actions were announced and substantially completed during 2002. APC's executive management approved these actions for immediate implementation; substantially all related restructuring costs were incurred in the first quarter of 2002, the period in which the restructuring actions were first approved and implemented. In connection with APC's decision to consolidate its Philippines-based manufacturing operations, APC closed manufacturing facilities located in the Philippines province of Laguna, in Maryland, and also in the U.K. APC marketed its Philippines property with an intent to sell these assets in 2003. However, APC was unable to complete this sale as a result of an unfavorable real estate market. In accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in the second quarter of 2003 the Philippines building and equipment were reclassified at their fair values, which aggregated $3.0 million, to held-for-use property, plant, and equipment and depreciation re-commenced. APC sold a building in Maryland to a third party in October 2002. Also, in connection with the closure of a leased facility in the U.K., APC recognized a lease liability during the first quarter of 2002; this lease will expire in 2005. Due to the timing of the facilities closures and contractual or regulatory obligations to certain workers, the financial benefits of these actions did not commence until the second quarter of 2002 with most of the full benefit being realized by the close of 2002. Ongoing operating expenses of the closed facilities were approximately $20 million annually, substantially all of which we expect will result in future annual savings. Also refer to Notes 2 and 7 of Notes to Consolidated Financial Statements in Item 8 of this Report.

        2001 Excess Inventory and Restructuring.    Additionally, fiscal year 2001 gross margins included the effects of third quarter charges for excess inventory of $12.4 million and restructuring costs of $4.1 million. The charge for excess inventory related to specifically identified finished goods and raw materials inventories. The inventories subject to the write-off were categorized as follows: $1.5 million of residual, unusable quantities located at facilities impacted by downsizing actions; $2.5 million of unusable or unsaleable quantities related to declining and changing demand requirements; and $8.4 million of custom finished goods impacted by canceled sales orders, primarily from customers in the telecom and Internet infrastructure industries. There were no additional inventory charges, other than APC's standard provisioning, during the fourth quarter of 2001 or during fiscal years 2002 and 2003. Our 2001 restructuring costs were associated with manufacturing downsizing actions in Denmark and the U.K. and included the effects of approximately 450 employee terminations, principally in manufacturing, based on severance agreements, as well as facilities closures in the U.K., Denmark, and Texas and the related impairment of tangible assets, principally a building and manufacturing equipment, based on management's assessment of market data, and intangible assets principally related to the acquired workforce-in-place. These costs have not been allocated to APC's operating segments, but rather have been classified as indirect operating expenses for segment reporting consistent with APC's classification for its internal financial reporting; also refer to Note 13 of Notes to Consolidated Financial Statements in Item 8 of this Report. These charges were the result of events or assessments that occurred during the third quarter of 2001. APC's executive management approved these actions for immediate implementation; substantially all related restructuring costs were incurred in the third quarter of 2001, the period in which the restructuring actions were first approved and implemented. The final settlements of such 2001 restructuring actions were completed during 2002. In connection with these manufacturing downsizing actions, APC sold a building in the U.K. to a third party in November 2001. Due to contractual or regulatory obligations to certain workers and the timing of the facility closure, the financial benefits of these actions did not commence until the fourth quarter of 2001 and continued to phase in gradually during 2002. Also refer to Note 2 of Notes to Consolidated Financial Statements in Item 8 of this Report.

        Inventory Reserves.    Total inventory reserves at December 31, 2003 were $38.8 million compared to $37.2 million at December 31, 2002. This increase was due primarily to routine provisioning that was necessary as a result of applying APC's inventory reserve methodology throughout the year. APC's reserve estimate methodology involves quantifying the total inventory position having potential loss exposure. Loss exposure generally results from several business factors, including product or component discontinuance, unplanned changes in demand, product design changes, and factory transitions. Quantifying such loss exposure is the result of combining the cost of inventories specifically identified as having little or no opportunity for sale or use (thus available for physical disposition) plus the cost of inventories having a high risk of no future sale or use based upon an analysis of on-hand quantities compared to historical and anticipated future sale or use. APC maintains an on-going business process for the physical disposition of inventories previously identified. Inventory write-offs occur at the time of physical disposition. Inventories, once reserved, are not written back up as such reserve adjustments are considered to be a permanent decrease to the cost basis of the excess or obsolete inventory.

        Segment Results (Also refer to Note 13 of Notes to Consolidated Financial Statements in Item 8 of this Report for important information regarding APC's reportable segments)

        Small Systems.    Net sales for products in the Small Systems segment, which provides power protection, UPS, and management products for the PC, server, and local area networking markets, increased in fiscal year 2003 by 8.6% over 2002. The improvement in 2003 over the prior year was driven by demand for APC's core UPSs, specifically the Back-UPS and Smart-UPS families worldwide combined with increased sales of rack enclosures and management solutions, partially offset by the cumulative effect of pricing actions over the course of the past year. Small Systems segment net sales decreased in fiscal year 2002 by 8.1% from 2001. The decline in 2002 from the prior year was impacted by industry softness in the IT markets, weakening global economies, and maturing markets. Gross margins for the Small Systems segment improved in each of 2003 and 2002 over the respective prior year levels. The improvement in 2003 over the prior year reflected product cost reduction efforts, a favorable mix shift within the segment, and favorable currency trends offset by the cumulative effect of pricing actions over the course of the past year. The improvement in 2002 over the prior year also reflected product cost reduction efforts as well as favorable product mix in the underlying product lines to higher margin products. APC's Small Systems cost reductions were achieved through a combination of product transitions to low cost manufacturing locations and material cost reductions from APC's supplier base. Our product cost reductions accounted for approximately 317 basis points of the gross margin improvements in 2003 in the segment and were driven principally by material cost improvements.

        Large Systems.    Net sales for products in the Large Systems segment, consisting primarily of UPS, DC-power systems, and precision cooling products for data centers, facilities, and communication applications, increased 31.8% in fiscal year 2003 over 2002. The improvement in 2003 over the prior year was due principally to continued sales growth of our recently introduced InfraStruXure along with growing service revenue and net sales of our cooling products. Partially offsetting the improvement in our Large Systems segment was the impact of continued weakness in our communications market product lines. Large Systems segment net sales decreased 13.6% in fiscal year 2002 compared to 2001. The decline in 2002 from the prior year was negatively impacted by the significant reduction in corporate investment for these types of applications. Gross margins for the Large Systems segment improved in each of 2003 and 2002 over the respective prior year levels principally due to a continual lowering of product costs, particularly lower manufacturing costs resulting from volume efficiencies achieved through factory consolidations, and capacity rationalization efforts that commenced in late 2001 as well as through material cost reductions from APC's supplier base. Our product cost reductions accounted for approximately 404 basis points of the gross margin improvements in 2003 in the segment and were driven by material cost improvements and, to a lesser extent, manufacturing cost efficiencies. This segment reported losses in 2001 due to cost inefficiencies resulting from global capacity expansion, coupled with declining sales volumes, particularly in the second half of 2001. Also contributing to 2001 losses were the continued investment in product and business development initiatives for this business segment in 2001, as well as the restructuring costs discussed above associated with manufacturing downsizing actions in Denmark and the U.K. which included the effects of employee terminations, facilities closures, and the related impairment of tangible and intangible assets.

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

        "Other" Segment.    Net sales for products in the "Other" segment, consisting principally of notebook computer accessories, replacement batteries and Web-based services, were up 26.2% and 40.8% in 2003 and 2002, respectively, from comparable prior year levels due mainly to organic growth of existing products, particularly replacement batteries, as well as growth from new mobile accessory products. Gross margins for the "Other" segment improved in 2003 and 2002 over the comparable prior year levels as a result of volume related efficiencies in cost, including improved efficiencies of recently introduced products, as well as a mix shift within the segment.

        In addition, revenue and gross margin improvements in 2003 over the prior year were enhanced in each of the operating segments by the favorable pricing impact of a weakening U.S. dollar, particularly in Europe.

Operating Expenses

        Marketing, Selling, General, and Administrative (SG&A) Expenses.    SG&A expenses in fiscal year 2003 were $315.4 million or 21.6% of net sales in fiscal year 2003 compared to $272.7 million or 21.0% of net sales in fiscal year 2002 and $284.4 million or 20.2% of net sales in fiscal year 2001. We continue to commit resources to support our sales and marketing objectives, particularly efforts relating to our recently introduced InfraStruXure. The increase in total spending in 2003 reflected increased levels of investment in sales staffing to support new markets and products, as well as marketing and promotional programs. In addition, this increase reflected incremental costs to defend ongoing legal matters as well as to fund our compliance efforts relating to Sarbanes-Oxley requirements. Reduced spending in 2002 from 2001 reflected focused efforts to control expenses, including lower advertising, promotional, and other operating costs of our marketing and selling functions combined with decreased investment in IT support, partially offset by increased investment in administrative support.

        The allowance for bad debts was 6.7% of gross accounts receivable at December 31, 2003 compared to 7.0% at December 31, 2002. Accounts receivable balances outstanding over 60 days represented 13.5% of total receivables at December 31, 2003 compared to 11.7% at December 31, 2002. This increase reflects a growing portion of our business originating in areas where longer payment terms are customary, including a growing contribution from international markets. We continue to experience strong collection performance. Write-offs of uncollectable accounts represent less than 1% of net sales. A majority of international customer balances continue to be covered by receivables insurance.

        Research and Development (R&D).    R&D expenditures were $67.6 million or 4.6% of net sales in fiscal year 2003, $60.1 million or 4.6% of net sales in fiscal year 2002, and $54.6 million or 3.9% of net sales in fiscal year 2001. We continue to commit resources to support our investment in research and development. We believe that continued product innovation through development is necessary for our existing products to remain competitive in our markets, as well as creating opportunities from new product introductions. The increases in total R&D spending primarily reflect increased numbers of software and hardware engineers and costs associated with new product development and engineering support.

Other Income, Net and Income Taxes

        Other Income, Net.    Other income is comprised principally of interest income combined with a $1.3 million gain in fiscal year 2001 on the sale of a building in Billerica, Massachusetts. Although average cash balances available for investment rose during fiscal years 2002 and 2003, interest income decreased substantially from 2001 to 2003 due to lower short term interest rates continuing throughout 2002 and 2003.

        At December 31, 2003, APC had $806.8 million of total cash and investments, up from $696.6 million at December 31, 2002, all of which are stated at fair value. We manage APC's cash and investment balances to preserve principal and liquidity while maximizing our return on the total investment portfolio. We diversify our investment portfolio by investing in multiple types of investment-grade securities with multiple investment brokers. Based on APC's investment portfolio and interest rates at December 31, 2003, a 100 basis point increase or decrease in interest rates would have resulted in an increase or decrease of approximately $8 million in our annual interest income.

        Income Taxes.    Our effective income tax rates were approximately 26.0%, 28.0%, and 28.5% in 2003, 2002 and 2001, respectively. The decrease from 2001 to 2003 is due to the tax savings from an increasing portion of taxable earnings being generated from APC's operations in jurisdictions currently having lower income tax rates than the present U.S. statutory income tax rate. This shift resulted partially from our product transitions to lower cost, lower tax, manufacturing locations. APC has tax holidays in China, India, and the Philippines, which reduce or eliminate the income taxes paid in those countries. A substantial portion of APC's tax holiday in the Philippines expired in the third quarter of 2003. Although this will have the effect of increasing APC's foreign taxes, APC's effective income tax rate will remain considerably lower than the U.S. statutory federal corporate tax rate of 35%. In addition, we believe that further tax savings can be achieved by implementing further tax planning strategies.

Effects of Inflation

        Management believes that inflation has not had a material effect on APC's operations.

LIQUIDITY AND FINANCIAL RESOURCES

        Working capital at December 31, 2003 was $1.217 billion compared to $999.1 million at December 31, 2002. APC has been able to increase its working capital position as the result of continued positive operating results and despite internally financing the capital investment required to expand its operations. Our cash, cash equivalents, and short-term investments position increased to $748.3 million at December 31, 2003 from $640.3 million at December 31, 2002. This improvement during 2003 was offset in part by increased investment in working capital, particularly inventories, as well as funding 2003 expenses related to our product recall and third and fourth quarter 2003 quarterly cash dividend payments of eight cents per share, or approximately $15.8 million and $16.0 million, respectively.

        Cash flows provided by operating activities were $119.6 million, compared to $312.9 million in 2002 and $117.3 million in 2001. The decrease in 2003 in our cash flows from operating activities reflected increased investment in working capital, particularly inventories, as well as 2003 expenses related to our product recall. The increase in 2002 in our cash flows from operating activities reflected a decrease in accounts receivable, due principally to increased collection efforts, as well as reduced finished goods inventory attributable to the alignment of inventory levels with anticipated demand for UPS and surge products. Cash flows used in investing activities were $89.1 million, compared to $396.8 million in 2002 and $122.0 million in 2001. Our investing activities cash flows were used mainly for the purchase of held-to-maturity securities and for capital spending, principally manufacturing and office equipment, purchased software applications, and building improvements. Cash available from operations resulted in net purchases of investments in each of 2003, 2002 and 2001. Our investment approach and the composition of our investment portfolio remained relatively constant with no investments having maturity dates greater than two years. Cash flows provided by financing activities were $12.3 million in 2003, compared to $5.0 million in 2002 and $9.9 million in 2001. Cash flows from financing activities in all three years resulted from proceeds from issuances of common stock relating to employee stock plans, and were partially offset during 2003 by the payment of $31.8 million of common stock dividends.

        Worldwide inventories were $402.2 million at December 31, 2003, up from $320.0 million at December 31, 2002. During 2003, on-hand raw materials and finished goods increased to support current and anticipated demand for our three phase systems including InfraStruXure and other related products, as well as the in-house manufacture of select products previously manufactured by a third party subcontractor. In addition, raw materials and finished goods increased to provide additional levels of inventories in order to minimize the potential supply disruptions relating to transfers of production of a wide range of Small and Large Systems products to low cost manufacturing regions in 2003 and 2004. There were no inventory charges, other than APC's standard provisioning, during fiscal year 2003. Inventory levels as a percentage of quarterly sales were 93% in the fourth quarter of 2003, down from 100% in the third quarter of 2003 and up from 89% in the fourth quarter of 2002.

        In early 2003, we announced a product recall of Back-UPS CS 350 and 500 models, due to potential safety issues. Prior to announcing the recall, APC received eight reports worldwide of units overheating, resulting in the melting of the unit's outer casing, six of which occurred in the United States. Three of the reported incidents resulted in minor property damage; no injuries have been reported. The total number of affected devices recalled worldwide is approximately 2.1 million with approximately 900,000 devices recalled in the United States. The recall is limited to two specific models in APC's Back-UPS CS product line, the Back-UPS CS 350 and the Back-UPS CS 500, in both 120-volt and 230-volt models. The affected units were manufactured between November 2000 and December 2002 and were sold primarily through computer and electrical distribution, catalog and retail outlets worldwide. In the fourth quarter of 2002, APC accrued a current liability and recognized additional warranty expense, classified in cost of goods sold, of $19.6 million. Based upon repair cost and return rate experience to-date as well as current estimates of remaining costs to be incurred, APC expects the aggregate costs for the recall to be less than originally estimated. To reflect this change, cost of goods sold was reduced by $5.5 million in the third quarter of 2003. As of December 31, 2003, APC had incurred approximately 80% of currently estimated total recall costs. Our estimation of remaining recall costs of $2.8 million, comprised of $1.0 million for the U.S. and $1.8 million for international geographies, continues to be subject to actual return rates and per unit repair costs which can vary by country. We expect that future amounts will not differ materially from our current estimates.

        Contractual Obligations.    The following table summarizes our significant contractual obligations at December 31, 2003, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our balance sheet as current liabilities at December 31, 2003.

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	In millions
Operating Lease Obligations	$27.6	$7.7	$10.0	$5.0	$4.9

        APC's non-cancelable operating leases, primarily for warehousing and office space, expire at various dates through 2012. These leases contain renewal options for periods ranging from one to nine years and require APC to pay its proportionate share of utilities, taxes, and insurance. APC is not able to determine the aggregate amount of purchase orders that represent contractual obligations for the purchase of goods and services, as such purchase orders may represent authorizations to purchase rather than binding agreements. For the purposes of this disclosure, contractual obligations for the purchase of goods and services are defined as agreements that are enforceable and legally binding on APC and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; the approximate timing of the transaction, and contain no provisions allowing for cancellation without significant penalty. Our purchase orders for raw materials or purchased finished products are based on our current manufacturing needs and/or demand forecasts and are fulfilled by our vendors within short time horizons. We do not have significant agreements for the purchase of raw materials or finished products specifying minimum quantities or set prices that exceed our expected requirements for three months.

        Capital Expenditures and Capital Commitments.    During 2003 and 2002, our capital expenditures, net of capital grants, amounted to approximately $21.6 million and $19.6 million, respectively, consisting primarily of manufacturing and office equipment, purchased software applications, and building improvements. Capital spending in 2003 focused on funding additional equipment needs and improving existing factories, principally in the U.S., India, the Philippines, Ireland, and Denmark as well as continuing investment in information technologies. Capital spending in 2002 decreased from prior year levels, reflecting our focused efforts to control and reduce capital spending and rationalize our overall production capacity which included our first quarter 2002 decision to consolidate our Philippines based manufacturing operations in the province of Cavite. Substantially all of APC's net capital expenditures were financed from available operating cash. We had no material capital commitments during fiscal years 2003, 2002 and 2001, or at December 31, 2003 and 2002.

        APC has agreements with the Industrial Development Authority of Ireland, otherwise known as the IDA. Under these agreements, we receive grant monies for costs incurred for machinery, equipment, and building improvements for our Galway and Castlebar facilities. These grants are equal to 40% and 60%, respectively, of such costs up to a maximum of $13.1 million for Galway and $1.3 million for Castlebar. Such grant monies are subject to APC meeting certain employment goals and maintaining operations in Ireland until termination of the respective agreements. Under separate agreements with the IDA, we receive direct reimbursement of training costs at our Galway and Castlebar facilities for up to $3,000 and $12,500, respectively, per new employee hired. Also refer to Note 17 of Notes to Consolidated Financial Statements in Item 8 of this Report.

        Borrowing Facilities and Financial Commitments.    At December 31, 2003 and 2002, we had available for future borrowings $65.0 million under an unsecured line of credit agreement at a floating interest rate equal to the bank's cost of funds rate plus 0.625% and an additional $6.0 million under an unsecured line of credit agreement with a second bank at similar interest rates. No borrowings were outstanding under these facilities during fiscal years 2003, 2002 and 2001, or at December 31, 2003 and 2002. APC had no significant financial commitments, other than those required in the normal course of business, during fiscal years 2003, 2002 and 2001, or at December 31, 2003 and 2002.

        Off-Balance-Sheet Arrangements.    APC had no significant off-balance sheet arrangements during fiscal years 2003, 2002 and 2001, or at December 31, 2003 and 2002.

        Quarterly Cash Dividends.    On June 18, 2003, APC's Board of Directors approved initiation of a quarterly cash dividend of $0.08 per share of common stock. In 2003, quarterly dividends were paid on September 15, 2003 to shareholders of record at the close of business on August 25, 2003, and on December 17, 2003 to shareholders of record at the close of business on November 26, 2003. On February 9, 2004, a quarterly dividend was declared, payable on March 17, 2004 to shareholders of record as of February 25, 2004. It is the intention of the Board of Directors to pay a comparable quarterly dividend on a going forward basis contingent upon continued capital availability and a determination that cash dividends continue to be in the best interests of APC and its shareholders.

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

        Foreign Currency Activity.    We invoice our customers in various currencies. Realized and unrealized transaction gains or losses are included in the results of operations and are measured based upon the effect of changes in exchange rates on the actual or expected amount of functional currency cash flows. Transaction gains and losses were not material to the results of operations in 2003, 2002 and 2001.

At December 31, 2003, APC's unhedged foreign currency accounts receivable, by currency, were as follows:

	Foreign Currency	U.S. Dollars
	In thousands
European Euros	36,046	$45,015
Japanese Yen	2,328,586	$21,761
Swiss Francs	20,383	$16,313
British Pounds	6,221	$11,037

        APC also had non-trade receivables denominated in European Euros of approximately U.S.$0.9 million, liabilities denominated in various European currencies of approximately U.S.$48.5 million, and liabilities denominated in Japanese Yen of approximately U.S.$10.8 million.

        We continually review our foreign exchange exposure and consider various risk management techniques, including the netting of foreign currency receipts and disbursements, rate protection agreements with customers/vendors and derivatives arrangements, including foreign exchange contracts. We presently do not utilize rate protection agreements or derivative arrangements.

BUSINESS OUTLOOK

        We believe that we are very well positioned competitively, financially and strategically going into 2004. Towards that end, our strategy for next year is focused on empowering IT professionals with the knowledge, tools and solutions they need to effectively design, build and manage network-critical physical infrastructure. Our value proposition is for APC to become a trusted, global partner for the long term, committed to solving our customers' network-critical physical infrastructure problems of today, and helping them anticipate their challenges of tomorrow, thereby allowing them to focus on their core competencies. We believe that we can accomplish this by dramatically reducing the level of complexity faced by our customers involved in designing, building, and managing the network-critical physical infrastructure that is at the very core of maintaining their business continuity, application availability, and network reliability.

        As we look ahead to 2004, we are currently planning for growth in annual revenue in all three of our reportable segments: Small Systems, Large Systems and Other. We expect the rate of growth of our Large Systems products to be greater than the growth expected for Small Systems due to the assumed continued success of our overall strategy and the acceptance of our products in specific market segments.

        Overall gross margins for 2004 are currently expected to be impacted by a shift in product mix toward the faster-growing, lower-margin Large Systems products. Gross margins, particularly for Small Systems products, are expected to be impacted by planned price reductions which are expected to be offset by the favorable impact of the expected reduction of the unit costs of our products, particularly material costs, as a result of assumed unit volume growth and our continued efforts to improve manufacturing cost efficiencies, as well as expected favorable pricing arrangements with our suppliers. Gross margin variability could result from changing revenue levels, which are dependent on unit volumes and prices as well as the mix of products sold, unit costs and yield issues associated with production at our factories, excess manufacturing capacity, excess inventory, inventory obsolescence and variations in inventory valuation.

        We have dedicated significant efforts to rationalize our overall manufacturing capacity over the past three years and we will continue to plan for future capacity requirements based on the assumed continued acceptance and demand for our products in the specific market segments they were designed to address. We currently expect that capital spending will be between $25 million and $35 million in 2004, compared to $21.6 million in 2003. We expect that most of the capital spending for 2004 will go toward the maintaining, upgrading and expansion of current manufacturing capacity, as well as investments to upgrade current hardware and software office technologies. We are also planning on building product demonstration sites in selected locations around the world in support of our present strategy.

        We are committed to sustaining our R&D efforts to meet the future needs of our customers across all segments and potentially expanding into emerging, high-growth areas. We will remain focused on aggressively driving our growth of our network-critical physical infrastructure solutions, which will require sustaining and increasing our operating expense investments in sales and marketing, as well as making incremental investments in global customer education initiatives.

        We currently expect our tax rate to be approximately 26% for 2004. The estimated effective tax rate is based on current tax law and the current expected income. The tax rate may be affected by the jurisdictions in which profits are determined to be earned and taxed, our ability to successfully implement additional tax savings planning opportunities and our ability to realize deferred tax assets.

        We are currently a party to various legal proceedings and claims, including a claim alleging patent infringement. As a result of expected costs related to the defense of such matters, we expect 2004 legal costs to exceed 2003 legal costs. We currently do not believe that the ultimate outcome of these legal proceedings and claims will have a material adverse effect on our financial position or overall trends in results of operations. However, litigation is subject to inherent uncertainties, including the risk of an unfavorable outcome, and management's view of these matters may change in the future. An unfavorable outcome could include monetary damages or, in cases where injunctive relief is sought, an injunction prohibiting certain activities. If an unfavorable outcome were to occur in any specific period, there exists the possibility of a material adverse impact on the results of operations of that period or future periods. We believe that, given our current liquidity and cash and investment balances, even an adverse judgment would not have a material impact on cash and investments or liquidity.

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

        Our arrangements do not generally include acceptance clauses. However, if an arrangement includes a customer specified acceptance provision, acceptance generally occurs at our factory prior to delivery. As we continue to introduce new products in 2004, we anticipate that installation and customer acceptance provisions may become more common, and therefore increasingly significant for determining delivery and performance and consequently our entitlement to recognize revenue.

Estimating Valuation Allowances and Accrued Liabilities—Allowances for Sales Returns, Doubtful Accounts, Inventory Obsolescence and Product Recall, and Assessment of the Probability of the Outcome of our Current Litigation

        Significant management judgments that affect the application of our revenue policy also include estimates of potential future product returns related to current period product revenue. We analyze historical returns, current economic trends, and channel inventories when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates.

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

        Similarly, we must make estimates of the uncollectability of our accounts receivables. Management specifically analyzes accounts receivable balances in view of customer credit-worthiness, customer concentrations, historical bad debts, current economic trends, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. A majority of international customer balances are covered by receivables insurance. Historically, bad debts have been less than 1% of net sales.

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

        In early 2003, we announced a product recall of Back-UPS CS 350 and 500 models, due to potential safety issues. Prior to announcing the recall, APC received eight reports worldwide of units overheating, resulting in the melting of the unit's outer casing, six of which occurred in the United States. Three of the reported incidents resulted in minor property damage; no injuries have been reported. The total number of affected devices recalled worldwide is approximately 2.1 million with approximately 900,000 devices recalled in the United States. The recall is limited to two specific models in APC's Back-UPS CS product line, the Back-UPS CS 350 and the Back-UPS CS 500, in both 120-volt and 230-volt models. The affected units were manufactured between November 2000 and December 2002 and were sold primarily through computer and electrical distribution, catalog and retail outlets worldwide. In the fourth quarter of 2002, APC accrued a current liability and recognized additional warranty expense, classified in cost of goods sold, of $19.6 million. Based upon repair cost and return rate experience to-date as well as current estimates of remaining costs to be incurred, APC expects the aggregate costs for the recall to be less than originally estimated. To reflect this change, cost of goods sold was reduced by $5.5 million in the third quarter of 2003. As of December 31, 2003, APC had incurred approximately 80% of currently estimated total recall costs. Our estimation of remaining recall costs of $2.8 million, comprised of $1.0 million for the U.S. and $1.8 million for international geographies, continues to be subject to actual return rates and per unit repair costs which can vary by country. Actual return rates may vary significantly among different geographies. The most significant risks associated with our return rate assumptions include varying degrees of product recall regulation by geography as well as varying consumer awareness levels and access to timely recall information. Actual per unit repair cost includes principally transportation costs which will be influenced by the proximity of customer locations to the service center location as well as the priority level of delivery requirements. We expect that actual future amounts will not differ materially from our current estimates.

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

Valuation of Long-lived Tangible and Intangible Assets including Goodwill

        We assess the impairment of long-lived tangible and intangible assets including goodwill on an ongoing basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Should our assessment suggest impairment, we would determine recoverability based on an estimate of future undiscounted cash flows resulting from our use of the asset and its eventual disposition. Factors we consider that could trigger an impairment review include the following:

  •
  significant underperformance relative to expected historical or projected future operating results;

  •
  significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

  •
  significant negative industry or economic trends; and

  •
  significant technological changes, which would render equipment and manufacturing process, obsolete.

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

        APC is routinely under audit by federal, foreign, state, or local authorities in the areas of income taxes and the remittance of sales and use taxes. These audits include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, foreign, state, and local tax laws. In evaluating the exposure associated with various tax filing positions, we often accrue for probable exposures. To the extent APC were to prevail in matters for which accruals have been established or were to be required to pay amounts in excess of reserves, APC's effective tax rate in a given financial statement period could be materially affected. In late 2003, the Internal Revenue Service began an examination of APC's 2002 tax year. Although the outcome of tax audits is always uncertain, management believes that adequate amounts of tax have been reserved for any adjustments that are expected to result from this examination.

        To the extent we believe that recovery of deferred tax assets is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the consolidated statements of income. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At December 31, 2003 and 2002, we provided a valuation allowance on certain of our deferred tax assets, primarily consisting of net operating losses generated in 2003, 2002 and 2001 for the start up and continuing operations of Brazilian operations, because of uncertainty regarding their realizability. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

        This document contains forward-looking statements that involve risks and uncertainties, particularly in the Business Outlook section of this MD&A. You can identify forward-looking statements by the use of forward-looking terminology including "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "pro forma," "estimates," or "anticipates" or the negative of these words and phrases or other variations of these words and phrases or comparable terminology. Our actual results could differ materially from those anticipated in these forward looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this document.

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

Our annual and quarterly operating results may fluctuate as a result of a number of factors, including:

  •
  costs incurred for the product recall of select Back-UPS CS models are greater than or less than currently anticipated;

  •
  the effect on our business, our suppliers, our customers, or the economy resulting from travel, supply-chain or general business disruptions from Severe Acute Respiratory Syndrome (SARS);

  •
  ramp up, expansion and rationalization of global manufacturing capacity;

  •
  our ability to effectively align operating expenses and production capacity with the current demand environment;

  •
  volatility in general world economic conditions, and, in particular, the possibility that the PC and related markets decline more dramatically than currently anticipated;

  •
  the growth rates in the power protection industry and related industries, including but not limited to the PC, server, networking, telecommunications and enterprise hardware industries;

  •
  competitive factors and pricing pressures;

  •
  product mix changes and the potential negative impact on gross margins from such changes;

  •
  changes in the seasonality of demand patterns;

  •
  inventory risks due to shifts in market demand;

  •
  component constraints, shortages, and quality;

  •
  risks of nonpayment of accounts receivable;

  •
  timing of orders from, and shipments to, customers;

  •
  timing of new product introductions and the market acceptance of those products;

  •
  changes in manufacturing costs;

  •
  factors associated with international operations;

  •
  natural disasters; and

  •
  labor disputes, acts of terrorism, war and political instability.

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

The principal competitive factors in our products include:

  •
  product performance and quality;

  •
  marketing and access to distribution channels;

  •
  customer services; and

  •
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

        In early 2003, APC announced a product recall of Back-UPS CS 350 and 500 models, due to potential safety issues. Prior to announcing the recall, APC received eight reports worldwide of units overheating, resulting in the melting of the unit's outer casing, six of which occurred in the United States. Three of the reported incidents resulted in minor property damage; no injuries have been reported. The total number of affected devices recalled worldwide is approximately 2.1 million with approximately 900,000 devices recalled in the United States. The recall is limited to two specific models in APC's Back-UPS CS product line, the Back-UPS CS 350 and the Back-UPS CS 500, in both 120-volt and 230-volt models. The affected units were manufactured between November 2000 and December 2002 and were sold primarily through computer and electrical distribution, catalog and retail outlets worldwide. In the fourth quarter of 2002, APC accrued a current liability and recognized additional warranty expense, classified in cost of goods sold, of $19.6 million. Based upon repair cost and return rate experience to-date as well as current estimates of remaining costs to be incurred, APC expects the aggregate costs for the recall to be less than originally estimated. To reflect this change, cost of goods sold was reduced by $5.5 million in the third quarter of 2003. As of December 31, 2003, APC had incurred approximately 80% of currently estimated total recall costs. Our estimation of remaining recall costs of $2.8 million, comprised of $1.0 million for the U.S. and $1.8 million for international geographies, continues to be subject to actual return rates and per unit repair costs which can vary by country. We expect that future amounts will not differ materially from our current estimates.

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

        We manufacture and market our products worldwide through several foreign subsidiaries, distributors, and resellers. Our worldwide operations are subject to the risks normally associated with foreign operations including, but not limited to:

  •
  customer and vendor financial instability;

  •
  volatility in general world economic conditions;

  •
  the disruption of markets;

  •
  changes in export or import laws;

  •
  restrictions on currency exchanges;

  •
  potentially negative tax consequences;

  •
  longer payment terms;

  •
  acts of labor disputes, war, terrorism, or political instability;

  •
  natural disasters; and

  •
  the modification or introduction of government policies with potentially adverse effects.

        International sales, which are both direct and indirect sales to customers outside the U.S., accounted for approximately 55.0%, 51.9%, and 47.9% of our net sales in 2003, 2002 and 2001, respectively. We anticipate that international sales will continue to account for a significant portion of our revenue. We invoice our customers in various currencies. To date, we do not use any rate protection agreements or derivative agreements to hedge any foreign exchange exposure. Accordingly, we may be exposed to exchange losses based upon currency exchange rate fluctuations, which losses could have a materially adverse effect on our operating results.

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

        APC is a highly automated company whose efficient and effective operation relies on a variety of information systems, including e-mail, enterprise resource planning, electronic data interchange, customer resource management and e-commerce systems. Disruption in the operation of these systems, or difficulties in maintaining or upgrading these systems, could have an adverse effect on our business. In January 2001, we upgraded our enterprise resource planning system. Difficulties that we have encountered, or may encounter, in connection with our implementation and use of our computer systems, including human error or our reliance on, or a failure or disruption of, or latent defects in, such systems, could adversely affect our order management and fulfillment, financial reporting and supply chain management processes, and any such difficulties could have a material adverse effect on our business.

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

        The market price of our common stock has been, and may continue to be, extremely volatile. The trading price of our common stock could be subject to wide fluctuations in response to:

  •
  quarter-to-quarter variations in operating results;

  •
  changes in earnings estimates by analysts;

  •
  announcements of technological innovations or new products developed by us or our competitors; and

  •
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

        Our tax rate is heavily dependent upon the proportion of earnings that we derive from our Ireland and Philippines manufacturing operations and our ability to reinvest those earnings permanently outside the United States. If the earnings of these operations as a percentage of our total earnings were to decline significantly from anticipated levels, or should our ability to reinvest these earnings be reduced, our effective tax rate would exceed the currently estimated rate for 2004. APC has tax holidays in China, India, and the Philippines, which reduce or eliminate the income taxes paid in those countries. A substantial portion of APC's tax holiday in the Philippines expired in the third quarter of 2003. Although this will have the effect of increasing APC's foreign taxes, APC's effective income tax rate will remain considerably lower than the U.S. statutory federal corporate tax rate of 35%. In addition, we believe that further tax savings can be achieved by implementing further tax planning strategies. If we are unable to successfully implement such strategies, our overall effective tax rate could increase. In addition, should our intercompany transfer pricing with respect to our Ireland or Philippines manufacturing operations require significant adjustment due to audits or regulatory changes, our overall effective tax rate could increase.

We are, and may become, involved in litigation, which could materially harm our business.

        We are, and may in the future become, involved in litigation involving our business, products or operations. The litigation process is uncertain and includes the risk of an unexpected, unfavorable result. Were an unfavorable result to occur, it is possible that we could be materially adversely impacted by any such litigation.

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

Item 8. Financial Statements and Supplementary Data

AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002

In thousands except per share amount

	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$252,114	$209,322
Short term investments (Note 3)	496,209	430,986
Accounts receivable, less allowance for doubtful accounts of $18,987 in 2003 and $17,855 in 2002 (Note 4)	264,718	237,079
Inventories (Note 5)	402,222	319,971
Prepaid expenses and other current assets	25,296	24,545
Assets held-for-sale (Notes 2 and 7)	—	3,033
Deferred income taxes (Note 10)	57,638	51,606

Total current assets	1,498,197	1,276,542

Property, plant, and equipment:
Land, buildings, and improvements	71,206	64,190
Machinery and equipment	207,506	195,076
Office equipment, furniture, and fixtures	85,474	78,388
Purchased software	35,074	32,513

	399,260	370,167
Less accumulated depreciation and amortization	235,309	195,239

Net property, plant, and equipment	163,951	174,928
Long term investments (Note 3)	58,525	56,293
Goodwill (Note 6)	6,679	6,679
Other intangibles, net (Note 6)	50,292	61,257
Deferred income taxes (Note 10)	25,994	26,354
Other assets	2,328	2,527

Total assets	$1,805,966	$1,604,580

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$102,800	$99,983
Accrued compensation	39,366	33,029
Accrued sales and marketing programs	29,947	22,405
Accrued warranty (Note 9)	11,709	27,183
Other accrued expenses	34,146	30,301
Deferred revenue	24,330	19,135
Income taxes payable	38,428	45,404

Total current liabilities	280,726	277,440
Deferred tax liability (Note 10)	14,357	15,088

Total liabilities	295,083	292,528

Shareholders' equity (Notes 11 and 12):
Common stock, $0.01 par value;
authorized 450,000 shares in 2003 and 2002;
issued 199,982 in 2003 and 196,496 in 2002	2,000	1,965
Additional paid-in capital	182,566	131,827
Retained earnings	1,326,733	1,181,563
Treasury stock, 250 shares, at cost	(1,551)	(1,551)
Accumulated other comprehensive income (loss)	1,135	(1,752)

Total shareholders' equity	1,510,883	1,312,052

COMMITMENTS AND CONTINGENCIES (Notes 9, 14, 16 and 17)
Total liabilities and shareholders' equity	$1,805,966	$1,604,580

See accompanying notes to consolidated financial statements.

AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2003, 2002 and 2001

In thousands except per share amounts

	2003	2002	2001
Net sales (Note 13)	$1,464,798	$1,300,025	$1,404,784
Cost of goods sold	852,615	816,318	920,895

Gross profit	612,183	483,707	483,889
Operating expenses:
Marketing, selling, general, and administrative	315,429	272,702	284,390
Research and development	67,639	60,058	54,646

Total operating expenses	383,068	332,760	339,036

Operating income	229,115	150,947	144,853
Other income, net	9,990	10,889	13,700

Earnings before income taxes and cumulative effect of accounting change	239,105	161,836	158,553
Income taxes (Note 10)	62,167	45,314	45,188

Earnings before cumulative effect of accounting change	176,938	116,522	113,365
Cumulative effect of accounting change, net of income taxes of $15,459 in 2002	—	34,500	—

Net income	$176,938	$82,022	$113,365

Basic earnings per share:
Basic earnings per share before cumulative effect of accounting change	$0.90	$0.59	$0.58
Cumulative effect of accounting change, net of tax	—	0.17	—

Basic earnings per share	$0.90	$0.42	$0.58

Basic weighted average shares outstanding	197,402	195,927	195,171

Diluted earnings per share:
Diluted earnings per share before cumulative effect of accounting change	$0.88	$0.59	$0.58
Cumulative effect of accounting change, net of tax	—	0.17	—

Diluted earnings per share	$0.88	$0.42	$0.58

Diluted weighted average shares outstanding	201,517	196,993	196,793

See accompanying notes to consolidated financial statements.

AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

Years ended December 31, 2003, 2002 and 2001

In thousands

	$0.01 Par, Common Stock				Treasury Stock, at Cost
			Additional Paid-in Capital	Retained Earnings			Accumulated Other Comprehensive Income (Loss)
	Shares	Amount			Shares	Amount		Total
Balances at December 31, 2000	195,071	$1,951	$115,381	$986,176	(250)	$(1,551)	$(4,776)	$1,097,181
Net income				113,365				113,365
Foreign currency translation adjustment							(51)	(51)
Net unrealized loss on investments							(100)	(100)
Comprehensive income								113,214
Exercises of stock options	754	7	7,633					7,640
Tax benefit from exercises of stock options			1,131					1,131
Shares issued to Employee Stock Purchase Plan	200	2	2,220					2,222

Balances at December 31, 2001	196,025	1,960	126,365	1,099,541	(250)	(1,551)	(4,927)	1,221,388
Net income				82,022				82,022
Foreign currency translation adjustment							3,300	3,300
Net unrealized loss on investments							(125)	(125)
Comprehensive income								85,197
Exercises of stock options	305	3	3,167					3,170
Tax benefit from exercises of stock options			490					490
Shares issued to Employee Stock Purchase Plan	166	2	1,805					1,807

Balances at December 31, 2002	196,496	1,965	131,827	1,181,563	(250)	(1,551)	(1,752)	1,312,052
Net income				176,938				176,938
Foreign currency translation adjustment							2,662	2,662
Net unrealized gain on investments							225	225
Comprehensive income								179,825
Common stock dividends				(31,768)				(31,768)
Exercises of stock options	3,340	34	42,170					42,204
Tax benefit from exercises of stock options			6,749					6,749
Shares issued to Employee Stock Purchase Plan	146	1	1,820					1,821

Balances at December 31, 2003	199,982	$2,000	$182,566	$1,326,733	(250)	$(1,551)	$1,135	$1,510,883

See accompanying notes to consolidated financial statements.

AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2003, 2002 and 2001

In thousands

	2003	2002	2001
Cash flows from operating activities
Net income	$176,938	$82,022	$113,365
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property, plant, and equipment	35,619	39,665	44,377
Gain on sale of property, plant, and equipment	—	(347)	(1,728)
Amortization of goodwill and other intangibles	11,831	11,857	11,559
Provision for doubtful accounts	5,279	3,890	4,775
Provision for inventories	6,600	10,780	18,015
Deferred income taxes	(6,403)	(23,999)	(10,654)
Cumulative effect of accounting change	—	49,959	—
Restructuring charges	—	3,877	5,089
Impairment of assets held-for-sale	—	3,203	—
Other non-cash items, net	2,887	3,175	(151)
Changes in operating assets and liabilities:
Accounts receivable	(32,918)	22,626	29,671
Inventories	(88,851)	19,885	(79,619)
Prepaid expenses and other current assets	(751)	(8,610)	7,553
Other assets	(667)	85	(3,018)
Accounts payable	2,817	24,414	(29,462)
Accrued compensation	6,337	11,389	(68)
Accrued sales and marketing programs	7,542	(606)	7,801
Accrued warranty	(15,474)	20,337	1,252
Other accrued expenses	3,845	8,871	(10,922)
Deferred revenue	5,195	4,684	2,604
Income taxes payable	(227)	25,763	6,885

Net cash provided by operating activities	119,599	312,920	117,324

Cash flows from investing activities
Purchases of held-to-maturity securities	(2,989,553)	(1,517,274)	(79,776)
Maturities of held-to-maturity securities	2,891,279	1,140,670	25,000
Purchases of available-for-sale securities	(639)	(25,807)	(25,092)
Sales of available-for-sale securities	31,458	20,000	—
Capital expenditures, net of capital grants	(21,609)	(19,555)	(47,859)
Proceeds from disposals of property, plant, and equipment	—	1,624	—
Proceeds from sale of property, plant, and equipment	—	3,557	5,726

Net cash used in investing activities	(89,064)	(396,785)	(122,001)

Cash flows from financing activities
Proceeds from issuances of common stock	44,025	4,977	9,862
Dividends paid on common stock	(31,768)	—	—

Net cash provided by financing activities	12,257	4,977	9,862

Net change in cash and cash equivalents	42,792	(78,888)	5,185
Cash and cash equivalents at beginning of year	209,322	288,210	283,025

Cash and cash equivalents at end of year	$252,114	$209,322	$288,210

Supplemental cash flow disclosures
Cash paid during the year for:
Income taxes (net of tax refunds)	$56,168	$23,753	$45,982

        NON-CASH TRANSACTIONS: In 2003, 2002 and 2001, the tax effect of the exercise of stock options resulted in increases to additional paid-in capital and reductions to income taxes payable of $6,749, $490, and $1,131, respectively. In 2002 and 2001, APC recorded restructuring charges and impairment of assets held-for-sale that included non-cash components of $7,080 and $5,089, respectively (Notes 2 and 7).

See accompanying notes to consolidated financial statements.

AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2003, 2002 and 2001

1.     Summary of Significant Accounting Policies

Nature of Business

        American Power Conversion Corporation and its subsidiaries (APC) designs, develops, manufactures, and markets power protection and management solutions for computer, communications and electronic applications worldwide. APC's products include uninterruptible power supply products (UPSs), electrical surge protection devices, power conditioning products, DC-power systems, cooling equipment, and associated software, services, and accessories. These products are primarily used with sensitive electronic devices which rely on electric utility power including, but not limited to, home electronics, personal computers (PCs), high-performance computer workstations, servers, networking equipment, communications equipment, Internetworking equipment, data centers, mainframe computers, and facilities. APC's principal markets are in North America, Europe, and the Far East.

Principles of Consolidation

        The consolidated financial statements include the accounts of American Power Conversion Corporation and all of its majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Revenue Recognition

        Revenue from sales of APC's products, including UPS products, electrical surge protection devices, power conditioning products, DC-power systems, cooling equipment, and associated accessories, is recognized when title has passed at the time of delivery of product as stipulated by the delivery terms for the sales transactions. In addition, prior to revenue recognition, APC requires persuasive evidence of the arrangement, that the price is fixed or determinable, and that collectibility is reasonably assured. APC offers additional services to customers depending on the type of product the customer has purchased, including on-site services, installation consulting services, remote monitoring services, power audit services, and network integration services. Revenue is recognized at the time services are provided or is deferred and recognized ratably over the service period where applicable, typically one to five years. APC's arrangements do not generally include acceptance clauses. However, if an arrangement includes a customer specified acceptance provision, acceptance generally occurs at APC's factory prior to delivery. Provisions for potential liabilities resulting from sales returns and allowances, warranties, and uncollectible accounts are made at the time that related revenue is recognized, based on historical patterns of returns and contractual provisions in accordance with the provisions of Statement of Financial Accounting Standards No. 48, Revenue Recognition When Right of Return Exists, and U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101.

Cash and Cash Equivalents

        Cash and cash equivalents consist of funds on deposit, money market savings accounts, and short-term commercial paper with original maturities of three months or less.

Investments

        APC classifies as short term its investments with original maturities greater than three months and less than or equal to one year, and as long term its investments with remaining maturities greater than one year and less than or equal to two years. APC has no investments with maturity dates greater than two years. Held-to-maturity securities are carried at amortized cost. Available-for-sale securities are recorded at fair value with net unrealized gains and losses reported, net of income taxes, in other comprehensive income. Management determines the appropriate classification of securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Securities are classified as held-to-maturity when APC has the positive intent and ability to hold such securities to maturity.

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

Land improvements	15 years
Buildings and improvements	40 years
Machinery and equipment	5-10 years
Office equipment, furniture, and fixtures	3-10 years
Purchased software	3 years

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

        In early 2003, APC announced a product recall of Back-UPS CS 350 and 500 models. APC's methodology for estimating costs associated with this product recall involved estimating future costs to be incurred to replace the recalled products based on expected returns and the costs to conduct the recall, particularly repair and transportation costs; also refer to Note 9.

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

        Deferred income taxes have not been provided for the undistributed earnings of APC's foreign subsidiaries which aggregated approximately $560 million at December 31, 2003. APC plans to reinvest all such earnings for future expansion. If such earnings were distributed, taxes would increase by approximately $145 million. Additionally, APC has tax holidays in China, India, and the Philippines, which reduce or eliminate the income taxes paid in those countries. A substantial portion of APC's tax holiday in the Philippines expired in the third quarter of 2003. Based on the currently enacted regular corporate income tax rates in these countries, the benefit to APC of these tax holidays was approximately $10.2 million, or $0.05 per diluted share, for the year ended December 31, 2003; $7.5 million, or $0.04 per diluted share, for the year ended December 31, 2002; and $8.0 million, or $0.04 per diluted share, for the year ended December 31, 2001.

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

	2003	2002	2001
	In thousands
Basic weighted average shares outstanding	197,402	195,927	195,171
Net effect of dilutive potential common shares outstanding based on the treasury stock method using the average market price	4,115	1,066	1,622

Diluted weighted average shares outstanding	201,517	196,993	196,793

Antidilutive potential common shares excluded from the computation above	3,133	8,882	9,566

Stock-Based Compensation

        At December 31, 2003, APC had four stock option plans and an employee stock purchase plan, which are described more fully in Note 11. As permitted by Statement of Financial Accounting Standards No. 123 as amended by No. 148, Accounting for Stock-Based Compensation, APC accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if APC had applied the fair value recognition provisions of Statement 123 to stock-based employee compensation:

	2003	2002	2001
	In thousands except per share amounts
Net income
As reported	$176,938	$82,022	$113,365
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects
Pro forma	23,175	25,108	47,737

Net income
Pro forma	$153,763	$56,914	$65,628

Basic earnings per share
As reported	$0.90	$0.42	$0.58
Pro forma	$0.78	$0.29	$0.34
Diluted earnings per share
As reported	$0.88	$0.42	$0.58
Pro forma	$0.76	$0.29	$0.33

        The pro forma effect on net income for 2003, 2002 and 2001 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to stock option grants made prior to 1995. The weighted average fair value of stock options granted during 2003, 2002 and 2001 was $8.18, $7.07, and $10.32, respectively. APC estimates the fair value of each option as of the date of grant using the Black-Scholes pricing model with the following weighted average assumptions used for grants in 2003, 2002 and 2001:

	2003	2002	2001
Expected volatility	67%	74%	83%
Dividend yield	2%	—	—
Risk-free interest rate	2.5%	3.2%	4.7%
Expected life	5 years	6 years	6 years

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

Advertising Costs

        Advertising costs are expensed as incurred and reported in marketing, selling, general, and administrative expenses in the accompanying consolidated statements of income. Such costs of advertising, advertising production, trade shows, and other activities are designed to enhance demand for APC's products. Advertising costs were $46.8 million in 2003, $40.8 million in 2002, and $46.5 million in 2001. There are no capitalized advertising costs in the accompanying consolidated balance sheets.

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

        In 2002, APC recorded $7.2 million of related restructuring costs of which $4.7 million and $2.5 million were classified in cost of goods sold and operating expenses, respectively. These costs included the effects of approximately 941 employee terminations, principally 54% in manufacturing, 14% in sales and 13% in R&D, based on severance agreements, as well as facilities closures in the Philippines, U.S. and U.K., and the related impairment of tangible assets, principally buildings and manufacturing equipment, based on management's assessment of market data. These costs were not allocated to APC's operating segments, but rather were classified as indirect operating expenses for segment reporting consistent with APC's classification for its internal financial reporting; also refer to Note 13.

        In connection with APC's decision to consolidate its Philippines-based manufacturing operations, APC closed manufacturing facilities located in the Philippines province of Laguna, in Maryland, and also in the U.K. APC marketed its Philippines property with an intent to sell these assets in 2003. However, APC was unable to complete this sale as a result of an unfavorable real estate market. In accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in the second quarter of 2003 the Philippines building and equipment were reclassified at their fair values, which aggregated $3.0 million, to held-for-use property, plant, and equipment and depreciation re-commenced. APC sold a building in Maryland to a third party in October 2002. Also, in connection with the closure of a leased facility in the U.K., APC recognized a lease liability during the first quarter of 2002; this lease will expire in 2005.

        A summary of the related 2002 restructuring liabilities during 2003 and 2002 is outlined below. APC expects all such restructuring liabilities at December 31, 2003 to be fully paid in cash by the end of 2005.

	2002 Restructuring Plans
	Restructuring Liabilities at Beginning of Year	Total Charges	Non-cash Charges	Cash Payments	Restructuring Liabilities at End of Year
	In thousands
2003
Employee terminations	$25	$—	$—	$—	$25
Termination of U.K. lease	775	—	—	(361)	414

	$800	$—	$—	$(361)	$439

2002
Employee terminations	$—	$2,550	$—	$(2,525)	$25

Impairment of Philippines manufacturing equipment	—	1,671	(1,671)	—	—
Impairment of Maryland building	—	1,500	(1,500)	—	—
Impairment of U.K. assets	—	706	(706)	—	—
Termination of U.K. lease	—	775	—	—	775

Total facilities closures	—	4,652	$(3,877)	—	775

	$—	$7,202	$(3,877)	$(2,525)	$800

        In the second half of 2001, APC recorded $8.6 million of restructuring costs of which $4.1 million and $4.5 million were classified in cost of goods sold and operating expenses, respectively. These costs were associated with manufacturing downsizing actions, primarily in the U.K. and Denmark, and included the effects of approximately 450 employee terminations, principally in manufacturing, based on severance agreements, as well as facilities closures in the U.K., Denmark, and Texas and the related impairment of tangible assets, principally a building and manufacturing equipment, based on management's assessment of market data, and intangible assets principally related to the acquired workforce-in-place. These costs have not been allocated to APC's operating segments, but rather have been classified as indirect operating expenses for segment reporting consistent with APC's classification for its internal financial reporting; also refer to Note 13. In connection with these manufacturing downsizing actions, APC sold a building in the U.K. to a third party in November 2001.

        A summary of the related 2001 restructuring liabilities during 2002 and 2001 is outlined below. All such restructuring liabilities were fully paid in cash at December 31, 2002.

	2001 Restructuring Plans
	Restructuring Liabilities at Beginning of Year	Total Charges	Non-cash Charges	Reversals	Cash Payments	Restructuring Liabilities at End of Year
	In thousands
2002
Employee terminations	$452	$—	$—	$—	$(452)	$—

2001
Employee terminations	$—	$3,517	$—	$—	$(3,065)	$452

Impairment of acquired workforce-in-place:
U.K.	—	2,176	(2,176)	—	—	—
Denmark	—	662	(662)	—	—	—
Texas	—	105	(105)	—	—	—

Total workforce-in-place	—	2,943	(2,943)	—	—	—
Impairment of U.K. assets	—	1,118	(1,118)	—	—	—
Termination of U.K. lease	—	885	—	(885)	—	—
Impairment of Texas assets	—	138	(138)	—	—	—

Total facilities closures	—	2,141	(1,256)	(885)	—	—
Impairment of energyOn goodwill	—	890	(890)	—	—	—

	$—	$9,491	$(5,089)	$(885)	$(3,065)	$452

        The reversal occurring in the fourth quarter of 2001 relating to facilities closures represents the reversal of a cancelled lease liability recognized during the third quarter of 2001 in connection with the closure of a leased facility in the U.K. During the fourth quarter of 2001, APC reversed its decision to vacate the leased facility.

3.     Investments

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	In thousands
At December 31, 2003
Held-to-maturity
Certificates of deposit	$209,814	$—	$—	$209,814
Corporate bonds	236,873	237	—	237,110
Municipal bonds and notes	66,607	67	—	66,674
U.S. government agency securities	41,000	5	(16)	40,989

	554,294	309	(16)	554,587

Available-for-sale
Equity investments	440	—	—	440

	$554,734	$309	$(16)	$555,027

At December 31, 2002
Held-to-maturity
Certificates of deposit	$134,602	$—	$—	$134,602
Corporate bonds	153,501	78	—	153,579
Municipal bonds and notes	120,845	—	(6)	120,839
U.S. government agency securities	47,035	203	(20)	47,218

	455,983	281	(26)	456,238

Available-for-sale
Bond funds	31,233	114	(449)	30,898
Equity investments	398	—	—	398

	31,631	114	(449)	31,296

	$487,614	$395	$(475)	$487,534

        Proceeds from the sales of investment securities available-for-sale were $31 million in 2003 and $20 million in 2002; gross realized losses were approximately $575,000 in 2003 and $224,000 in 2002. There were no sales of investment securities in 2001.

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

5.     Inventories

	December 31, 2003	December 31, 2002
	In thousands
Raw materials	$185,431	$175,079
Work in process	10,679	7,740
Finished goods	206,112	137,152

Total inventories	$402,222	$319,971

6.     Goodwill and Other Intangible Assets

At December 31, 2003 and 2002, goodwill of $6.7 million was associated with the Small Systems segment.

Amortized intangible assets are as follows:

		December 31, 2003		December 31, 2002
Amortized Intagible Assets	Weighted Average Amortization Period
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		In thousands
Technology	6 years	$80,043	$35,239	$80,642	$26,702
Customer lists	5 years	8,900	4,864	8,900	3,519
Tradenames	5 years	3,157	1,705	3,157	1,221

Total amortized intangible assets	6 years	$92,100	$41,808	$92,699	$31,442

        Aggregate amortization expense related to APC's other intangible assets for 2003 and 2002 was $11.8 million and $11.9 million, respectively. Estimated aggregated amortization for each of the next five succeeding fiscal years is $11.6 million for 2004, $11.6 million for 2005, $11.6 million for 2006, $9.4 million for 2007, and $5.0 million for 2008. There are no expected residual values related to these intangible assets.

7.     Long-lived Assets

        In early 2002, APC announced its decision to consolidate its Philippines-based manufacturing operations resulting in the closing of APC's manufacturing facility in the province of Laguna. In connection with this action as well as the closure of manufacturing facilities in the U.S. and U.K., APC recorded $7.1 million of asset impairment charges in 2002 related to buildings and equipment of which $6.6 million and $0.5 million were classified in cost of goods sold and operating expenses, respectively. These impairment charges were not allocated to APC's operating segments, but rather were classified as indirect operating expenses for segment reporting consistent with APC's classification for its internal financial reporting. At December 31, 2002, a building and equipment held-for-sale, with an aggregate value of $3.0 million, were stated at the lower of their fair values less estimated selling costs or carrying amounts and depreciation was no longer being recognized. APC marketed this property with an intent to sell these assets in 2003. However, APC was unable to complete this sale as a result of an unfavorable real estate market. In accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in the second quarter of 2003 the building and equipment were reclassified at their fair values, which aggregated $3.0 million, to held-for-use property, plant, and equipment and depreciation re-commenced.

8.     Revolving Credit Agreements and Short Term Debt

        At December 31, 2003 and 2002, APC had available for future borrowings $65.0 million under an unsecured line of credit agreement at a floating interest rate equal to the bank's cost of funds rate plus 0.625% and an additional $6.0 million under an unsecured line of credit agreement with a second bank at similar interest rates. No borrowings were outstanding under these facilities during fiscal years 2003, 2002 and 2001, or at December 31, 2003 and 2002.

9.     Warranty Liability and Product Recall

	Product Warranty Liability at Beginning of Year	Accruals for Product Warranties Issued During the Year	Adjustments to Accruals for Preexisting Warranties	Warranty Payments	Product Warranty Liability at End of Year
	In thousands
2003	$27,183	$24,454	$(5,500)	$(34,428)	$11,709
2002	$6,846	$41,798	$(167)	$(21,294)	$27,183
2001	$5,594	$26,053	$(446)	$(24,355)	$6,846

        In early 2003, APC announced a product recall of Back-UPS® CS 350 and 500 models, due to potential safety issues. Prior to announcing the recall, APC received eight reports worldwide of units overheating, resulting in the melting of the unit's outer casing, six of which occurred in the United States. Three of the reported incidents resulted in minor property damage; no injuries have been reported. The total number of affected devices recalled worldwide is approximately 2.1 million with approximately 900,000 devices recalled in the United States. The recall is limited to two specific models in APC's Back-UPS CS product line, the Back-UPS CS 350 and the Back-UPS CS 500, in both 120-volt and 230-volt models. The affected units were manufactured between November 2000 and December 2002 and were sold primarily through computer and electrical distribution, catalog and retail outlets worldwide. In the fourth quarter of 2002, APC accrued a current liability and recognized additional warranty expense, classified in cost of goods sold, of $19.6 million. Based upon repair cost and return rate experience to-date as well as current estimates of remaining costs to be incurred, APC expects the aggregate costs for the recall to be less than originally estimated. To reflect this change, cost of goods sold was reduced by $5.5 million in the third quarter of 2003. As of December 31, 2003, APC had incurred approximately 80% of currently estimated total recall costs. Our estimation of remaining recall costs of $2.8 million, comprised of $1.0 million for the U.S. and $1.8 million for international geographies, continues to be subject to actual return rates and per unit repair costs which can vary by country. We expect that future amounts will not differ materially from our current estimates.

10.   Income Taxes

        Total federal, state, and foreign income tax expense (benefit) from continuing operations for the years ended December 31, 2003, 2002, and 2001 consists of the following:

	Current	Deferred	Total
	In thousands
2003
Federal	$32,880	$(7,284)	$25,596
State	7,938	166	8,104
Foreign	28,748	(281)	28,467

	$69,566	$(7,399)	$62,167

2002
Federal	$33,502	$(5,657)	$27,845
State	7,287	(1,063)	6,224
Foreign	12,978	(1,733)	11,245

	$53,767	$(8,453)	$45,314

2001
Federal	$33,887	$(7,584)	$26,303
State	7,653	(1,425)	6,228
Foreign	14,302	(1,645)	12,657

	$55,842	$(10,654)	$45,188

        Income tax expense attributable to continuing operations amounted to $62.2 million in 2003, $45.3 million in 2002, and $45.2 million in 2001, (effective rates of 26.0%, 28.0%, and 28.5%, respectively). The actual expense for 2003, 2002 and 2001 differs from the "expected" tax expense (computed by applying the U.S. statutory federal corporate tax rate of 35% to earnings before income taxes) as follows:

	2003	2002	2001
	In thousands
Computed "expected" tax expense	$83,687	$56,643	$55,494
State income taxes, net of federal income tax benefit	6,702	4,046	4,048
Foreign earnings taxed at rates lower than U.S. statutory rate (principally Ireland and the Philippines)	(26,088)	(13,641)	(10,920)
Extraterritorial income exclusion/foreign sales corporation	(1,740)	(1,610)	(1,352)
Other	(394)	(124)	(2,082)

	$62,167	$45,314	$45,188

        The domestic and foreign components of earnings before income taxes were $51.9 million and $187.2 million, respectively, for 2003; $89.3 million and $72.5 million, respectively, for 2002; and $79.6 million and $79.0 million, respectively, for 2001. Total income tax expense for the years ended December 31, 2003, 2002 and 2001 was allocated as follows:

	2003	2002	2001
	In thousands
Income from continuing operations	$62,167	$45,314	$45,188
Shareholders' equity, for compensation expense for tax purposes in excess of amounts recognized for financial statement purposes	(6,749)	(490)	(1,131)
Shareholders' equity, for unrealized loss in investments	—	(85)	—
Cumulative effect of accounting change	—	(15,459)	—

	$55,418	$29,280	$44,057

         At December 31, 2003 and 2002, deferred income tax assets and liabilities result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. The sources and tax effects of these temporary differences are presented below:

	2003	2002
	In thousands
Deferred tax assets
Intangible assets	$30,440	$27,792
Intercompany inventory profits	13,765	6,903
Inventory obsolescence reserve	11,053	11,137
Accrual for compensation and compensated absences	8,648	6,816
Deferred revenue	5,559	5,199
Allowance for doubtful accounts	4,455	990
Allowances for sales and marketing programs	4,112	8,474
Reserve for warranty and product recall costs	3,250	7,930
Additional costs inventoried for tax purposes	2,500	1,715
Other	3,368	3,438

Total gross deferred tax assets	87,150	80,394
Less valuation allowance	(3,518)	(2,434)

Net deferred tax assets	83,632	77,960

Deferred tax liabilities
Excess of tax over financial statement depreciation	11,117	11,933
Other	3,240	3,155

Total deferred tax liabilities	14,357	15,088

Net deferred income taxes	$69,275	$62,872

        In assessing the realizability of deferred tax assets, APC considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2003 and 2002, APC provided a valuation allowance on certain of its deferred tax assets, primarily consisting of net operating losses generated in 2003, 2002 and 2001 for the start up and continuing operations of Brazilian operations, because of uncertainty regarding their realizability.

11.   Stock Plans

Stock-based Compensation Plans

        At December 31, 2003, APC had four stock option plans and an employee stock purchase plan, which are described below.

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

        On April 21, 1997, APC's shareholders approved the 1997 Non-employee Director Stock Option Plan and on May 20, 1993 approved the 1993 Non-employee Director Stock Option Plan (collectively the Director Plans). The 1997 and 1993 Director Plans authorized the grant of options for up to 400,000 shares and 80,000 shares of common stock, respectively. In 2003 and 2002, four non-employee directors were entitled to participate in the 1997 Non-Employee Director Stock Option Plan with each receiving a grant of options as of February 12, 2003 and February 12, 2002 for 20,000 shares and 20,000 shares at an exercise price of $15.00 and $13.01, respectively. Two of those non-employee directors were elected at the June 2001 Annual Meeting of Shareholders and were each granted on August 9, 2001 under the 1997 Stock Option Plan options to purchase 13,643 shares at an exercise price of $13.57. In addition, two non-employee directors were previously entitled to participate in the 1997 Non-Employee Director Stock Option Plan with each receiving a grant of options as of February 12, 2001 for 20,000 shares at an exercise price of $13.25 (i.e., the market price on the dates of grant).

        Options granted under the 1997 Director Plan, and the options granted on August 9, 2001 under the 1997 Stock Option Plan, vest 25% at the end of the second year and 9.375% at the end of each six month period thereafter. Options granted under the 1993 Director Plan vested 25% at the end of the first year and 25% annually thereafter.

        Options granted under all stock option plans after January 1, 1993 expire not more than ten years from the date of grant (five years in the case of ISOs granted to ten percent shareholders). The outstanding options at December 31, 2003 expire at various dates through 2013. Options granted terminate within a specified period of time following termination of an optionee's employment or position as a director or consultant with APC.

        A summary of the status of APC's stock option plans as of December 31, 2003, 2002 and 2001, and changes during the years ending on those dates is presented below:

	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	Shares in thousands
Outstanding at beginning of year	20,184	$14.27	17,649	$15.31	19,002	$15.26
Granted	249	16.22	4,603	11.08	574	14.36
Exercised	(3,340)	12.57	(305)	10.09	(754)	10.05
Terminated	(911)	14.43	(1,763)	17.09	(1,173)	17.20

Outstanding at end of year	16,182	14.64	20,184	14.27	17,649	15.31

Exercisable at end of year	10,791	15.41	10,834	14.86	8,454	14.55

Shares available at end of year for future grants	11,736		11,084		4,424

The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable	Weighted Average Exercise Price
	Shares in thousands
$4.56 - $6.82	233	2.2	$4.75	233	$4.75
$8.30 - $11.69	4,823	7.7	$10.68	1,772	$10.12
$12.43 - $17.71	8,106	6.1	$14.00	6,332	$14.18
$19.30 - $24.80	2,855	6.3	$23.02	2,324	$23.02
$29.00 - $31.13	165	6.3	$30.63	130	$30.71

	16,182	6.5	$14.64	10,791	$15.41

Stock Purchase Plan

        On April 21, 1997, APC's shareholders approved an Employee Stock Purchase Plan (the Plan) to provide substantially all employees an opportunity to purchase shares of its common stock through payroll deductions, in an aggregate amount up to 10% of eligible compensation. Semiannually, participant account balances are used to purchase shares of stock at the lesser of 85% of the fair market value of shares on the grant date or the exercise date. The aggregate number of shares purchased by an employee may not exceed 3,000 shares annually (subject to limitations imposed by the Internal Revenue Code). The employee stock purchase plan expires on February 11, 2007. A total of 2.0 million shares are available for purchase under the Plan. During 2003, under the Plan, 77,171 shares were issued at $11.64 per share and 68,331 shares were issued at $13.51 per share. During 2002, under the Plan, 86,131 shares were issued at $10.92 per share and 79,838 shares were issued at $10.85 per share. During 2001, under the Plan, 102,079 shares were issued at $11.17 per share and 98,851 shares were issued at $10.94 per share.

12.   Retirement Benefits

Employee Savings Plan

        On May 1, 1997, APC established an employee savings plan (the Savings Plan) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code of 1986, as amended, covering substantially all North American employees. The Savings Plan allows eligible employees to contribute up to 15% of their compensation on a pre-tax basis subject to certain limitations. APC matches, with its common stock, 100% of the first 3% of employee contributions plus 50% of the next 3% of employee contributions. Employees are fully vested in their employer matching contributions. Employees may diversify employer matching contributions to other investment options available under the Savings Plan. Effective July 1, 2003, APC's Employee Stock Ownership Plan (ESOP) covering substantially all employees in North America was merged into the Savings Plan.

Employee Stock Ownership Plans

        At December 31, 2003, APC had a noncontributory ESOP covering substantially all employees in Ireland. Contributions to the ESOP are based on a percentage of eligible compensation and are determined by APC's Board of Directors at its discretion, subject to the limitations established by Ireland tax laws. The Ireland ESOP held 167,766 shares, 179,238 shares, and 179,238 shares of common stock at December 31, 2003, December 31, 2002, and December 31, 2001, respectively. No shares were contributed to the ESOP in 2003, 2002 or 2001.

        APC also contributes to Company sponsored and government sponsored pension and retirement programs in several foreign locations.

        APC's pension and retirement benefit contributions in 2003, 2002 and 2001 amounted to approximately $10.4 million, $7.9 million, and $9.2 million, respectively.

13.   Operating Segment and Geographic Information

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

        The Large Systems segment produces large system solutions that provide power and availability solutions for data centers, facilities and communications equipment. Product offerings include Silcon

UPSs, NetworkAIR cooling equipment, DC-power systems, and major components of InfraStruXure systems products are sold to commercial users primarily through an indirect selling model consisting of value added resellers and strategic partnerships.

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

        The Other segment principally consists of notebook computer accessories and replacement batteries.

        APC measures the profitability of its segments based on gross margin. Segment gross margins exclude certain expenses which are managed outside the reportable segments. Costs excluded from segment profit are operating expenses, primarily consisting of R&D, selling and corporate expenses, and income taxes. In addition, a charge in 2003 associated with the settlement of a claim for the infringement of intellectual property; 2003 and 2002 product recall provision; 2002 and 2001 restructuring charges; 2002 impairment of assets held-for-sale; and our 2001 excess inventory provision have not been allocated to our operating segments, but rather have been classified as indirect operating expenses for segment reporting consistent with our classification for our internal financial reporting. Expenditures for additions to long-lived assets are not tracked or reported by the operating segments, although depreciation expense is allocated to and reported by the operating segments.

        During the fourth quarter of 2003, gross margin was determined to be the most reliable and meaningful measure of segment profitability for the purpose of executive management's allocating resources to and assessing the performance of APC's operating segments for 2003 and future periods. Prior period amounts have been restated on this basis in accordance with the requirements of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information."

        APC closely monitors the credit worthiness of its customers, adjusting credit policies and limits as deemed necessary. Two computer distributor customers, Tech Data Product Management and Ingram Micro, accounted for approximately 14.1% and 10.0%, respectively of net sales in 2003, 14.4% and 13.2%, respectively, of net sales in 2002, and 13.3% and 15.5%, respectively, of net sales in 2001. The majority of our sales to Tech Data Product Management and Ingram Micro are included in the Small Systems segment.

Summary operating segment information is as follows:

	2003	2002	2001
	In thousands
Segment net sales
Small Systems	$1,146,799	$1,056,140	$1,149,175
Large Systems	240,007	182,074	210,664
Other	69,142	54,773	38,893

Total segment net sales	1,455,948	1,292,987	1,398,732
Shipping and handling revenues	8,850	7,038	6,052

Total net sales	$1,464,798	$1,300,025	$1,404,784

Segment profits (losses)
Small Systems	$552,291	$484,899	$500,859
Large Systems	48,480	17,626	(2,274)
Other	40,277	30,475	22,994

Total segment profits	641,048	533,000	521,579
Shipping and handling net costs	30,237	21,705	20,777
Provision for intellectual property infringement claim	4,000	—	—
Product recall provision (update)	(5,500)	19,600	—
Restructuring charges	—	7,202	8,606
Impairment of assets held-for-sale	—	3,203	—
Provision for excess inventory	—	—	12,370
Other indirect operating expenses	383,196	330,343	334,973
Other income, net	9,990	10,889	13,700

Earnings before income taxes and cumulative effect of accounting change	$239,105	$161,836	$158,553

Segment depreciation
Small Systems	$15,607	$16,890	$19,175
Large Systems	5,500	5,338	6,389
Other	412	282	58

Total segment depreciation	21,519	22,510	25,622
Corporate	14,100	17,155	18,755

Total depreciation	$35,619	$39,665	$44,377

Summary geographic information is as follows:

	2003	2002	2001
	In thousands
Net sales
United States	$658,672	$625,347	$731,623
North and Latin America excluding United States	78,852	85,158	71,973
Europe, Middle East, and Africa	467,150	372,614	370,483
Far East	260,124	216,906	230,705

	$1,464,798	$1,300,025	$1,404,784

        Sales are attributed to geographic regions based on location of customer. No individual foreign country is material in relation to total net sales.

Summary geographic information is as follows (cont.):

	2003	2002	2001
	In thousands
Capital expenditures
United States	$10,809	$7,395	$15,382
Europe	4,559	4,119	7,602
Philippines	1,332	1,827	9,237
Other Far East	4,354	4,320	11,671
Latin America	555	1,894	3,967

	$21,609	$19,555	$47,859

Long-lived assets
United States	$153,051	$176,166	$140,192
Europe	87,803	84,531	135,363
Philippines	36,315	37,003	51,740
Other Far East	25,022	24,497	21,209
Latin America	5,578	5,841	4,769

	$307,769	$328,038	$353,273

14.   Litigation

        As previously reported in APC's Form 10-Q for the quarterly periods ended June 29, 2003 and September 28, 2003, on June 24, 2003, SL Waber, Inc., petitioned the United States District Court for the District of New Jersey (the "Court") to reopen the SL Waber, Inc. v. American Power Conversion Corporation lawsuit originally filed by SL Waber, Inc. on August 20, 1997 alleging infringement of two United States patents. In a March 22, 1999 order, the Court dismissed one of the patents from the litigation and, in response to APC's July 14, 1998 request that the United States Patent and Trademark Office conduct a reexamination of the remaining patent, administratively terminated the lawsuit pending the completion of the reexamination. In its March 22, 1999 order, the Court granted SL Waber, Inc. the right to petition the Court to reopen the case after the reexamination was completed. The reexamination of the remaining patent was completed on June 3, 2003 and SL Waber, Inc. petitioned the Court on June 24, 2003 to reopen the lawsuit. On July 9, 2003, the Court reopened the lawsuit. SL Waber, Inc. sought unspecified damages and injunctive relief. On February 5, 2004, APC announced that it had entered into an agreement with SLW Holdings, Inc. (formerly known as SL Waber, Inc.) and SL Industries, Inc. (collectively "Waber") to license patent rights relating to uninterruptible power supply technology from Waber. In return for the patent license, APC agreed to pay Waber a lump sum of $4 million in cash and both APC and Waber agreed to dismiss with prejudice the patent infringement lawsuit filed by Waber in 1997.

        As previously reported in APC's Form 10-Q for the quarterly periods ended March 30, 2003, June 29, 2003, and September 28, 2003, on January 10, 2003, Powerware Corporation filed in the United States District Court for the Eastern District of North Carolina (the "Court") a complaint alleging infringement of three United States patents. On May 7, 2003, Powerware Corporation filed with the Court an amended complaint modifying its allegations of infringement regarding the Powerware Patents. APC was served with the amended complaint on May 9, 2003. Powerware Corporation is seeking unspecified damages and injunctive relief. On May 28, 2003, APC filed its answer to the amended complaint and on June 17, 2003 APC filed its first amended answer and counterclaims alleging infringement by Powerware Corporation of three United States patents owned by APC. On July 3, 2003, Powerware Corporation filed its answer to counterclaims.

        On February 5, 2004, Liebert Corporation and Zonatherm Products, Inc., Liebert's sales representative firm in the Chicago area, filed a lawsuit in the Circuit Court of Cook County, Illinois, Chancery Division (the "Court") against APC, Aerico, LLC, a sales representative firm formed by former employees of Zonatherm Products, and the former employees of Zonatherm Products who formed Aerico, LLC. The lawsuit alleges willful violation of the Illinois Trade Secrets Act, tortuous interference with contract, tortuous interference with prospective economic advantage, civil conspiracy and conspiracy to breach fiduciary duties. Liebert and Zonatherm are seeking compensatory and punitive damages and injunctive relief. On February 18, 2004, the Court denied plaintiffs' motion for a temporary restraining order.

        In addition, APC is involved in various other claims and legal actions arising in the ordinary course of business.

        While management currently believes that resolving all pending legal matters, individually or in aggregate, will not have a material adverse impact on APC's financial position, the litigation and other claims noted above are subject to inherent uncertainties, including the risk of an unfavorable outcome, and management's view of these matters may change in the future. An unfavorable outcome could include monetary damages or, in cases where injunctive relief is sought, an injunction prohibiting certain activities. Were an unfavorable final outcome to occur, there exists the possibility of a material adverse impact on APC's financial position, cash flows and results of operations for the period in which the effect becomes reasonably estimable.

15.   Fair Value of Financial Instruments

        The carrying amounts of cash, cash equivalents, short term investments, accounts receivable, short-term debt, accounts payable, and accrued liabilities approximate their fair values because of the short duration of these instruments.

16.   Commitments

        APC has several non-cancelable operating leases, primarily for warehousing and office space, expiring at various dates through 2012. These leases contain renewal options for periods ranging from one to nine years and require APC to pay its proportionate share of utilities, taxes, and insurance. Rent expense under these leases for 2003, 2002 and 2001 was $8.4 million, $8.0 million, and $7.7 million, respectively.

        Future minimum lease payments under these non-cancelable leases are: 2004—$7.7 million; 2005—$6.1 million; 2006—$3.9 million; 2007—$2.9 million; 2008—$2.1 million; and $4.9 million thereafter.

17.   Contingencies

        APC has agreements with the Industrial Development Authority of Ireland (IDA) under which it receives grant monies for costs incurred for machinery, equipment, and building improvements for its Galway and Castlebar facilities equal to 40% and 60%, respectively, of such costs up to a maximum of $13.1 million for Galway and $1.3 million for Castlebar. Such grant monies are subject to APC meeting certain employment goals and maintaining operations in Ireland until termination of the respective agreements. The total cumulative amounts of capital grant claims submitted and received through December 31, 2003 for the Galway facility were approximately $12.7 million and $12.7 million, respectively. The total cumulative amount of capital grant claims submitted through December 31, 2003 for the Castlebar facility was $0.5 million; no capital grant claims had been received for the Castlebar facility. Under separate agreements with the IDA, APC receives direct reimbursement of training costs at its Galway and Castlebar facilities for up to $3,000 and $12,500, respectively, per new employee hired. The total cumulative amounts of training grant claims submitted and received through December 31, 2003 for the Galway facility were approximately $1.4 million and $1.4 million, respectively. The total cumulative amount of training grant claims submitted and received through December 31, 2003 for the Castlebar facility were approximately $1.4 million and $1.0 million, respectively.

        In addition, APC executed agreements in 1994 with an unrelated company to acquire the 280,000 square foot manufacturing and distribution facility presently occupied in Galway, Ireland for one (1) Irish Pound (equivalent to approximately $1.50). As additional consideration for the facility, APC assumed a contingent liability of approximately €4.4 million (US$5.6 million) as part of APC's agreement with the IDA. The contingent liability is canceled upon successful completion of the terms of the agreement.

18.   Quarterly Financial Data (Unaudited)

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

        The following is a summary of quarterly results of operations in thousands except per share amounts:

	Q1	Q2	Q3	Q4
2003
Net sales	$308,975	$331,496	$393,701	$430,626
Gross profit	$125,914	$136,012	$172,884	$177,373
Net income	$29,979	$33,109	$55,835	$58,015
Basic earnings per share	$0.15	$0.17	$0.28	$0.29
Basic weighted average shares outstanding	196,397	196,717	197,638	198,915
Diluted earnings per share	$0.15	$0.17	$0.28	$0.28
Diluted weighted average shares outstanding	199,765	199,993	201,649	204,278
2002
Net sales	$296,712	$308,200	$337,143	$357,970
Gross profit	$102,301	$117,693	$136,995	$126,718
Earnings before cumulative effect of accounting change	$16,573	$29,643	$42,015	$28,291
Cumulative effect of accounting change, net of income taxes of $15,459 (Note 6)	$34,500	$—	$—	$—
Net income (loss)	$(17,927)	$29,643	$42,015	$28,291
Basic earnings per share:
Basic earnings per share before cumulative effect of accounting change	$0.08	$0.15	$0.21	$0.14
Cumulative effect of accounting change, net of tax	$(0.17)	$—	$—	$—
Basic earnings (loss) per share	$(0.09)	$0.15	$0.21	$0.14
Basic weighted average shares outstanding	195,828	195,918	196,049	196,301
Diluted earnings per share:
Diluted earnings per share before cumulative effect of accounting change	$0.08	$0.15	$0.21	$0.14
Cumulative effect of accounting change, net of tax	$(0.17)	$—	$—	$—
Diluted earnings (loss) per share	$(0.09)	$0.15	$0.21	$0.14
Diluted weighted average shares outstanding	197,388	196,917	196,631	197,880

19.   Subsequent Event

        On February 9, 2004, APC's Board of Directors declared a quarterly dividend, payable on March 17, 2004 to shareholders of record as of February 25, 2004. It is the intention of the Board of Directors to pay a comparable quarterly dividend on a going forward basis contingent upon continued capital availability and a determination that cash dividends continue to be in the best interests of APC and its shareholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A. Controls and Procedures

(A)  Evaluation of disclosure controls and procedures

        Our chief executive officer and our chief financial officer, after evaluating the effectiveness of APC's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the "Evaluation Date") as of the end of the period covering this annual report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

(B)  Changes in internal controls over financial reporting

        There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

Part III

Item 10. Directors and Executive Officers of the Registrant

        The information set forth under the captions "Number and Election of Directors" and "Section 16 Requirements" appearing in APC's definitive Proxy Statement for the 2004 Annual Meeting of Shareholders is incorporated herein by reference. The information under the captions "APC's Executive Officers" and "Corporate Governance" in Item 1 of this Form 10-K is incorporated herein by reference.

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

Code of Ethics

        APC has adopted a Code of Ethics and Business Conduct that applies to all of our employees, officers and directors (including our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions), and has posted the text of the Code of Ethics and Business Conduct on our web site at www.apc.com under the "Corporate Governance" link contained in the "Investors" section. We intend to disclose on this web site future amendments to certain provisions of our Code of Ethics and Business Conduct, and waivers of such provisions granted to our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions.

Item 11. Executive Compensation

        The information set forth under the captions "Executive Compensation," "Compensation of Directors," "Report of the Compensation and Stock Option Committee," "Employment Contract and Change-in-Control Agreements," "Performance Graph" and "Section 16 Requirements" appearing in APC's definitive Proxy Statement for the 2004 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The information set forth under the captions "Management and Principal Holders of Voting Securities" and "Equity Compensation Plan Information" appearing in APC's definitive Proxy Statement for the 2004 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

        The information set forth under the caption "Certain Relationships and Related Transactions" appearing in APC's definitive Proxy Statement for the 2004 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

        The information set forth under the caption "Ratification of Appointment of Independent Auditors" appearing in APC's definitive Proxy Statement for the 2004 Annual Meeting of Shareholders is incorporated herein by reference.

Part IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)
Documents filed as part of Form 10-K

1.
Consolidated Financial Statements

APC's consolidated financial statements have been included in Item 8 of this report.

    Consolidated Balance Sheets as of December 31, 2003 and 2002
    Consolidated Statements of Income for each of the three years ended December 31, 2003, 2002 and 2001
    Consolidated Statements of Changes in Shareholders' Equity for each of the three years ended December 31, 2003, 2002 and 2001
    Consolidated Statements of Cash Flows for each of the three years ended December 31, 2003, 2002 and 2001
    Notes to Consolidated Financial Statements

2.
Consolidated Financial Statement Schedules

Schedule Number	Description	Page Number
II	Valuation and Qualifying Accounts and Reserves	70

        Schedules other than those listed above have been omitted since they are either not required or the information required is included in the consolidated financial statements or the notes thereto.

        KPMG LLP's reports with respect to the above listed consolidated financial statements and consolidated financial statement schedule are included herein on pages 66 and 67.

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
10.25
Form of Change-in-Control Severance Agreement dated as of July 5, 2000 entered into by APC with each of Donald M. Muir, Aaron L. Davis, and Edward D. Bednarcik, and dated as of February 7, 2001 entered into by APC with Edward M. Machala. (X)
21	Subsidiaries of APC
23	Consent of KPMG LLP
31.1
Certification of Rodger B. Dowdell, Jr., Chief Executive Officer, pursuant to Rule 13a-14(a) andRule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2
Certification of Donald M. Muir, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1
Certification of Rodger B. Dowdell, Jr., Chief Executive Officer, pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2
Certification of Donald M. Muir, Chief Financial Officer, pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(X)
Indicates a management contract or any compensatory plan, contract or arrangement.

(b)
Reports on Form 8-K
None.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
American Power Conversion Corporation:

        We have audited the accompanying consolidated balance sheets of American Power Conversion Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Power Conversion Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Providence, Rhode Island
February 9, 2004

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
American Power Conversion Corporation:

        Under date of February 9, 2004, we reported on the consolidated balance sheets of American Power Conversion Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2003, which are contained in the annual report on Form 10-K for the year 2003. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule listed in Item 15(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

        In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Providence, Rhode Island
February 9, 2004

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN POWER CONVERSION CORPORATION

By:	/s/ DONALD M. MUIR Donald M. Muir, Senior Vice President, Finance and Administration, and Chief Financial Officer	Date: March 15, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the date indicated.

By:	/s/ RODGER B. DOWDELL, JR. Rodger B. Dowdell, Jr., Chairman, President, Chief Executive Officer and Director (principal executive officer)	Date: March 15, 2004
By:	/s/ DONALD M. MUIR Donald M. Muir, Senior Vice President, Finance and Administration, and Chief Financial Officer (principal financial and accounting officer)	Date: March 15, 2004
	/s/ NEIL E. RASMUSSEN Neil E. Rasmussen, Senior Vice President, Chief Technology Officer and Director	Date: March 15, 2004
	/s/ EMANUEL E. LANDSMAN Emanuel E. Landsman, Vice President and Director	Date: March 15, 2004
	/s/ ERVIN F. LYON Ervin F. Lyon, Director	Date: March 15, 2004

/s/ JAMES D. GERSON James D. Gerson, Director	Date: March 15, 2004
/s/ JOHN G. KASSAKIAN John G. Kassakian, Director	Date: March 15, 2004
/s/ JOHN F. KEANE, SR. John F. Keane, Sr. Director	Date: March 15, 2004
/s/ ELLEN B. RICHSTONE Ellen B. Richstone Director	Date: March 15, 2004

Schedule II

AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

Valuation and Qualifying Accounts and Reserves

For the years ended December 31, 2003, 2002 and 2001

Valuation accounts deducted from assets to which they apply:

	Balance at Beginning of Year	Charged to Costs and Expenses	Write Offs/ Allowances Taken	Balance at End of Year
	In thousands
Allowance for Doubtful Accounts Receivable
2003	$17,855	$5,279	$(4,147)	$18,987
2002	$18,712	$3,890	$(4,747)	$17,855
2001	$20,085	$4,775	$(6,148)	$18,712
Inventory Reserve
2003	$37,164	$6,600	$(4,998)	$38,766
2002	$32,850	$10,780	$(6,466)	$37,164
2001	$20,481	$18,015	$(5,646)	$32,850
Deferred Tax Asset Valuation Allowance
2003	$2,434	$1,084	$—	$3,518
2002	$1,659	$775	$—	$2,434
2001	$—	$1,659	$—	$1,659

AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit Number	Description	Page Number
3.01****	Articles of Organization of the registrant, as amended (3.01)
3.02**********	By-Laws of the registrant, as amended and restated (3.02)
4.01***********	Shareholder Rights Agreement, dated as of September 2, 1999, between APC and BankBoston, N.A. (4.01)
4.02***********	Stock Purchase Agreement dated as of April 28, 2000, by and among ABL Acquisition Corporation, Randall R. Amon, Daniel Bryan, William C. Litsinger III, Jack L. Ottenheimer and Kevin W. Campion (4.02)
10.01*	1987 Stock Option Plan of the registrant (10.01) (X)
10.02*	Form of Incentive Stock Option Agreement under the registrant's 1987 Stock Option Plan (10.02) (X)
10.03*	Form of the Non-Qualified Stock Option Agreement under the registrant's 1987 Stock Option Plan (10.03) (X)
10.04*	The registrant's Employee Stock Ownership Plan Trust Agreement dated December 30, 1987 (10.04) (X)
10.05**	The registrant's Employee Stock Ownership Plan dated December 30, 1987, as amended and restated (10.05) (X)
10.06*	Employment Agreement dated June 16, 1986 between APC and Rodger B. Dowdell, Jr. (10.07) (X)
10.07**	Unsecured line of credit agreement dated June 29, 1991 between the registrant and Rhode Island Hospital Trust National Bank (10.19)
10.08**	Unsecured line of credit agreement dated December 30, 1991 between the registrant and Fleet National Bank (10.20)
10.09***	Amendment dated December 30, 1992 to Unsecured line of credit agreement between the registrant and Fleet National Bank (10.13)
10.10***	Grant agreement dated February 16, 1994 between the registrant and Industrial Development Authority of Ireland (10.14)
10.11***	Contract for Sale dated January 31, 1994 between the registrant and Digital Equipment International (10.15)
10.12***	Management Agreement dated January 31, 1994 between the registrant and Digital Equipment International (10.17)
10.13***	License Agreement dated January 31, 1994 between the registrant (Grantor) and Digital Equipment International (Licensee) (10.18)
10.14***	Grant of Options Agreement dated January 31, 1994 between the registrant and Digital Equipment International (10.19)
10.15***	Memorandum Agreement dated January 31, 1994 between the registrant and Digital Equipment International (10.20)

10.16***	1993 Non-Employee Director Stock Option Plan (10.22) (X)
10.17*****	Letter Agreement dated June 22, 1995 to amend loan agreement dated December 30, 1991 by and between registrant and Fleet National Bank (10.1)
10.18******	Letter Agreement dated October 11, 1995 to amend loan agreement dated December 30, 1991 by and between registrant and Fleet National Bank (10.1)
10.19*******	Purchase and Sale Contract dated April 12, 1995 between the registrant and Trustees of Normac-Billerica Associates III u/d/t dated October 11, 1979 (10.19)
10.20********	American Power Conversion Corporation B.V. Profit Sharing Scheme dated September 25, 1996 (10.20) (X)
10.21*********	1997 Non-Employee Director Stock Option Plan of the registrant (4.4) (X)
10.22*************	Amended and Restated 1997 Stock Option Plan of the registrant (X)
10.23*********	1997 Employee Stock Purchase Plan of the registrant (4.6) (X)
10.24************	Form of Change-in-Control Severance Agreement dated as of July 5, 2000 entered into by APC with each of Rodger B. Dowdell, Jr. and Neil E. Rasmussen. (X) (10.24)
10.25************
	Form of Change-in-Control Severance Agreement dated as of July 5, 2000 entered into by APC with each of Donald M. Muir, Aaron L. Davis, and Edward D. Bednarcik, and dated as of February 7, 2001 entered into by APC with Edward M. Machala. (X) (10.25)
21	Subsidiaries of registrant	74
23	Consent of KPMG LLP	75
31.1	Certification of Rodger B. Dowdell, Jr., Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)	76
31.2	Certification of Donald M. Muir, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)	77
32.1	Certification of Rodger B. Dowdell, Jr., Chief Executive Officer, pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)	78

32.2	Certification of Donald M. Muir, Chief Financial Officer, pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)	79

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

(X)
Indicates a management contract or any compensatory plan, contract or arrangement.

QuickLinks

Part I
Part II
AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS December 31, 2003 and 2002 In thousands except per share amount
AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME Years ended December 31, 2003, 2002 and 2001 In thousands except per share amounts
AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY Years ended December 31, 2003, 2002 and 2001 In thousands
AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Years ended December 31, 2003, 2002 and 2001 In thousands
AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Years ended December 31, 2003, 2002 and 2001
Part III
Part IV
INDEPENDENT AUDITORS' REPORT
INDEPENDENT AUDITORS' REPORT
SIGNATURES
AMERICAN POWER CONVERSION CORPORATION
AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES Valuation and Qualifying Accounts and Reserves For the years ended December 31, 2003, 2002 and 2001
AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES EXHIBIT INDEX