Form 10-Q
period 2004-03-28
AMERICAN POWER CONVERSION CORPORATION
filed 2004-05-07
CIK 835910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________ to ____________________

Commission File Number: 1-12432

AMERICAN POWER CONVERSION CORPORATION

(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-2722013
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

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

YES ☒	NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☒	NO ☐

Registrant’s Common Stock outstanding, $0.01 par value, at April 28, 2004 – 200,185,000 shares

AMERICAN POWER CONVERSION CORPORATION

PART I - CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

ITEM 1.  FINANCIAL STATEMENTS

AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

In thousands except per share amount

(Unaudited)

ASSETS

	March 28, 2004	December 31, 2003
Current assets:
Cash and cash equivalents	$253,387	$252,114
Short term investments (Note 4)	526,548	496,209
Accounts receivable, less allowance for doubtful accounts of $19,046 in 2004 and $18,987 in 2003	256,508	264,718
Inventories:
Raw materials	205,819	185,431
Work-in-process and finished goods	234,309	216,791
Total inventories	440,128	402,222

Prepaid expenses and other current assets	26,192	25,296
Deferred income taxes	60,234	57,638

Total current assets	1,562,997	1,498,197

Property, plant and equipment:
Land, buildings and improvements	71,238	71,206
Machinery and equipment	207,528	207,506
Office equipment, furniture and fixtures	86,608	85,474
Purchased software	35,308	35,074
	400,682	399,260
Less accumulated depreciation and amortization	243,068	235,309
Net property, plant and equipment	157,614	163,951

Long term investments (Note 4)	47,497	58,525
Goodwill (Note 5)	6,679	6,679
Other intangibles, net (Note 5)	47,395	50,292
Deferred income taxes	25,928	25,994
Other assets	2,391	2,328

Total assets	$1,850,501	$1,805,966

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 28, 2004	December 31, 2003
Current liabilities:
Accounts payable	$119,163	$102,800
Accrued compensation	33,820	39,366
Accrued sales and marketing programs	34,041	29,947
Accrued warranty (Note 6)	12,001	11,709
Other accrued expenses	28,328	34,146
Deferred revenue	26,440	24,330
Income taxes payable	46,488	38,428

Total current liabilities	300,281	280,726

Deferred tax liability	15,205	14,357

Total liabilities	315,486	295,083

Shareholders’ equity (Notes 7, 8, 9 and 10):
Common stock, $0.01 par value;
authorized 450,000 shares in 2004 and 2003;
issued 200,423 shares in 2004 and 199,982 shares in 2003	2,004	2,000
Additional paid-in capital	186,757	182,566
Retained earnings	1,345,418	1,326,733
Treasury stock, 250 shares, at cost	(1,551)	(1,551)
Accumulated other comprehensive income	2,387	1,135

Total shareholders’ equity	1,535,015	1,510,883

Total liabilities and shareholders’ equity	$1,850,501	$1,805,966

See accompanying notes to consolidated condensed financial statements.

AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

In thousands except earnings per share

(Unaudited)

	Three months ended
	March 28, 2004	March 30, 2003

Net sales (Note 11)	$351,751	$308,975

Cost of goods sold	202,659	183,061

Gross profit	149,092	125,914

Operating expenses:
Marketing, selling, general and administrative	86,184	72,380
Research and development	18,403	14,520
Total operating expenses	104,587	86,900

Operating income	44,505	39,014

Other income, net	1,732	2,508

Earnings before income taxes	46,237	41,522

Income taxes	11,559	11,543

Net income	$34,678	$29,979

Basic earnings per share	$0.17	$0.15

Basic weighted average shares outstanding	199,903	196,397

Diluted earnings per share	$0.17	$0.15

Diluted weighted average shares outstanding	206,106	199,765

See accompanying notes to consolidated condensed financial statements.

AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

In thousands

(Unaudited)

	Three months ended
	March 28, 2004	March 30, 2003
Cash flows from operating activities
Net income	$34,678	$29,979
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property, plant and equipment	9,645	8,995
Amortization of other intangibles	2,897	2,965
Provision for doubtful accounts	—	622
Provision for inventories	1,476	1,000
Deferred income taxes	(1,682)	3,447
Other non-cash items, net	1,252	1,446
Changes in operating assets and liabilities:
Accounts receivable	8,210	(89)
Inventories	(39,382)	(33,022)
Prepaid expenses and other current assets	(896)	(2,548)
Other assets	(63)	130
Accounts payable	16,363	(4,373)
Accrued expenses	(4,868)	(9,567)
Income taxes payable	8,060	(9,626)
Net cash provided by (used in) operating activities	35,690	(10,641)

Cash flows from investing activities
Purchases of held-to-maturity securities	(676,526)	(686,102)
Maturities of held-to-maturity securities	657,215	726,332
Purchases of available-for-sale securities	—	(233)
Capital expenditures, net of capital grants	(3,308)	(3,469)
Net cash (used in) provided by investing activities	(22,619)	36,528

Cash flows from financing activities
Proceeds from issuances of common stock	4,195	2,506
Dividends paid on common stock	(15,993)	—
Net cash (used in) provided by financing activities	(11,798)	2,506

Net change in cash and cash equivalents	1,273	28,393
Cash and cash equivalents at beginning of period	252,114	209,322
Cash and cash equivalents at end of period	$253,387	$237,715

Supplemental cash flow disclosures
Cash paid during the period for:
Income taxes (net of refunds)	$4,566	$16,298

See accompanying notes to consolidated condensed financial statements.

AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.              Management Representation

The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements included in the American Power Conversion Corporation, APC, Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position and the consolidated results of operations and cash flows for the interim periods. The results of operations for the interim periods are not necessarily indicative of results to be expected for the full year.

2.              Principles of Consolidation

The accompanying consolidated condensed financial statements include the financial statements of American Power Conversion Corporation and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

3.              Restructuring

In early 2002, APC announced global headcount reductions which impacted personnel worldwide, principally in the U.S., U.K., Ireland, and the Philippines, throughout a broad range of functions within the organization. The majority of these terminations were the result of APC’s decision to consolidate its Philippines-based manufacturing operations, resulting in the closing of APC’s manufacturing facility in the province of Laguna. Such restructuring actions were announced during the first quarter of 2002 and substantially completed by the end of 2002.

In the first quarter of 2002, APC recorded $7.3 million of related restructuring costs of which $4.8 million and $2.5 million were classified in cost of goods sold and operating expenses, respectively. These costs included the effects of approximately 941 employee terminations, principally 54% in manufacturing, 14% in sales and 13% in research and development, based on severance agreements, as well as facilities closures in the Philippines, U.S. and U.K., and the related impairment of tangible assets, principally buildings and manufacturing equipment, based on management’s assessment of market data. These costs were not allocated to APC’s operating segments, but rather were classified as indirect operating expenses for segment reporting consistent with APC’s classification for its internal financial reporting; also refer to Note 11.

In connection with APC’s decision to consolidate its Philippines-based manufacturing operations, APC closed manufacturing facilities located in the Philippines province of Laguna, in Maryland, and also in the U.K. APC marketed its Philippines property with an intent to sell these assets in 2003. However, APC was unable to complete this sale as a result of an unfavorable real estate market. In accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in the second quarter of 2003 the Philippines building and equipment were reclassified at their fair values, which aggregated $3.0 million, to held-for-use property, plant, and equipment and depreciation re-commenced. APC sold a building in Maryland to a third party in October 2002. Also, in connection with the closure of a leased facility in the U.K., APC recognized a lease liability during the first quarter of 2002; this lease will expire in 2005.

A summary of the related 2002 restructuring liabilities during the first quarters of 2004 and 2003 is outlined below. APC expects all such restructuring liabilities at March 28, 2004 to be fully paid in cash by the end of 2005.

2002 Restructuring Plans

In thousands	Restructuring Liabilities at Beginning of Quarter	Total Charges	Non-cash Charges	Cash Payments	Restructuring Liabilities at End of Quarter
First Quarter 2004
Employee terminations	$25	$—	$—	$—	$25
Termination of U.K. lease	414	—	—	(94)	320
	$439	$—	$—	$(94)	$345
First Quarter 2003
Employee terminations	$25	$—	$—	$—	$25
Termination of U.K. lease	775	—	—	(158)	617
	$800	$—	$—	$(158)	$642

4.              Investments

APC classifies as short term its investments with original maturities greater than three months and less than or equal to one year, and as long term its investments with remaining maturities greater than one year and less than or equal to two years. APC has no investments with maturity dates greater than two years. Held-to-maturity securities are carried at amortized cost. Available-for-sale securities are recorded at fair value with net unrealized gains and losses reported, net of income taxes, in other comprehensive income. Management determines the appropriate classification of securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Securities are classified as held-to-maturity when APC has the positive intent and ability to hold such securities to maturity. There were no sales of investment securities in the first quarters of 2004 and 2003.

In thousands	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
At March 28, 2004
Held-to-maturity
Certificates of deposit	$267,841	$—	$—	$267,841
Corporate bonds	61,805	118	—	61,923
Municipal bonds and notes	208,959	32	—	208,991
U.S. government agency securities	35,000	17	—	35,017
	573,605	167	—	573,772
Available-for-sale
Equity investments	440	—	—	440
	$574,045	$167	$—	$574,212
At December 31, 2003
Held-to-maturity
Certificates of deposit	$209,814	$—	$—	$209,814
Corporate bonds	236,873	237	—	237,110
Municipal bonds and notes	66,607	67	—	66,674
U.S. government agency securities	41,000	5	(16)	40,989
	554,294	309	(16)	554,587
Available-for-sale
Equity investments	440	—	—	440
	$554,734	$309	$(16)	$555,027

5.              Goodwill and Other Intangible Assets

At each of March 28, 2004 and December 31, 2003, goodwill of $6.7 million was associated with the Small Systems segment. Amortized intangible assets were as follows:

In thousands		March 28, 2004		December 31, 2003
Amortized Intangible Assets	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Technology	6 years	$80,043	$37,679	$80,043	$35,239
Customer lists	5 years	8,900	5,201	8,900	4,864
Tradenames	5 years	3,157	1,825	3,157	1,705
Total amortized intangible assets	6 years	$92,100	$44,705	$92,100	$41,808

Aggregate amortization expense related to APC’s other intangible assets for each of the first quarters of 2004 and 2003 was $2.9 million and $3.0 million, respectively. Estimated aggregated amortization for each of the next five succeeding fiscal years is $11.6 million for 2004, $11.6 million for 2005, $11.6 million for 2006, $9.4 million for 2007, and $5.0 million for 2008. There are no expected residual values related to these intangible assets.

6.              Warranty Liability and Product Recall

In thousands	Product Warranty Liability at Beginning of Quarter	Accruals for Product Warranties Issued During the Quarter	Adjustments to Accruals for Preexisting Warranties	Warranty Payments	Product Warranty Liability at End of Quarter

First Quarter 2004	$11,709	$6,291	$—	$(5,999)	$12,001

First Quarter 2003	$27,183	$6,965	$—	$(13,402)	$20,746

In early 2003, APC announced a product recall of Back-UPS® CS 350 and 500 models, due to potential safety issues. Prior to announcing the recall, APC received eight reports worldwide of units overheating, resulting in the melting of the unit’s outer casing, six of which occurred in the United States. Three of the reported incidents resulted in minor property damage; no injuries have been reported. The total number of affected devices recalled worldwide is approximately 2.1 million with approximately 900,000 devices recalled in the United States. The recall is limited to two specific models in APC’s Back-UPS CS product line, the Back-UPS CS 350 and the Back-UPS CS 500, in both 120-volt and 230-volt models. The affected units were manufactured between November 2000 and December 2002 and were sold primarily through computer and electrical distribution, catalog and retail outlets worldwide. In the fourth quarter of 2002, APC accrued a current liability and recognized additional warranty expense, classified in cost of goods sold, of $19.6 million. Based upon repair cost and return rate experience to-date as well as current estimates of remaining costs to be incurred, APC expects the aggregate costs for the recall to be less than originally estimated. To reflect this change, cost of goods sold was reduced by $5.5 million in the third quarter of 2003. As of March 28, 2004, APC had incurred approximately 81% of currently estimated total recall costs. Our estimation of remaining recall costs of $2.7 million, comprised of $1.0 million for the U.S. and $1.7 million for international geographies, continues to be subject to actual return rates and per unit repair costs which can vary by country. We expect that future amounts will not differ materially from our current estimates.

7.              Earnings Per Share

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

	Three months ended
In thousands	March 28, 2004	March 30, 2003

Basic weighted average shares outstanding	199,903	196,397
Net effect of dilutive potential common shares outstanding based on the treasury stock method using the average market price	6,203	3,368
Diluted weighted average shares outstanding	206,106	199,765

Antidilutive potential common shares excluded from the computation above	602	5,679

8.              Shareholders’ Equity

Changes in paid-in capital for the periods presented represent the issuances of common stock resulting from the exercise of employee stock options.

On June 18, 2003, APC’s Board of Directors approved initiation of a quarterly cash dividend of $0.08 per share of common stock. Dividends of $0.08 per share were declared and paid in each subsequent quarter including on February 9, 2004, payable on March 17, 2004 to shareholders of record as of February 25, 2004. It is the intention of the Board of Directors to pay a comparable quarterly dividend on a going forward basis contingent upon continued capital availability and a determination that cash dividends continue to be in the best interests of APC and its shareholders.

9.              Comprehensive Income

The components of comprehensive income, net of tax, are as follows:

	Three months ended
In thousands	March 28, 2004	March 30, 2003

Net income	$34,678	$29,979
Other comprehensive income, net of tax:
Change in foreign currency translation adjustment	1,252	1,482
Net unrealized loss on investments, net of income taxes	—	(36)
Other comprehensive income	1,252	1,446
Comprehensive income	$35,930	$31,425

10.       Stock-Based Compensation

At March 28, 2004, APC had four stock option plans and an employee stock purchase plan, which are described more fully in Note 11 of Notes to Consolidated Financial Statements in Item 8 of APC’s Form 10-K for the year ended December 31, 2003. As permitted by Statement of Financial Accounting Standards No. 123 as amended by No. 148, Accounting for Stock-Based Compensation, APC accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if APC had applied the fair value recognition provisions of Statement 123 to stock-based employee compensation:

		Three months ended
In thousands except per share amounts		March 28, 2004	March 30, 2003

Net income	As reported	$34,678	$29,979
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	Pro forma	(2,324)	(5,457)
Net income	Pro forma	$32,354	$24,522

Basic earnings per share	As reported	$0.17	$0.15
	Pro forma	$0.16	$0.12

Diluted earnings per share	As reported	$0.17	$0.15
	Pro forma	$0.16	$0.12

11.       Operating Segment Information

Basis for presentation

APC operates primarily within one industry consisting of three reportable operating segments by which it manages its business and from which various offerings are commonly combined to develop a total solution for the customer. These efforts primarily incorporate the design, manufacture, and marketing of power protection equipment and related software and accessories for computer, communications, and related equipment. APC’s three segments are:  Small Systems, Large Systems, and Other. Each of these segments address global markets. The Small Systems segment develops power solutions for servers and networking equipment commonly used in local area and wide area networks and for personal computers and sensitive electronics; additional accessories and software products are offered to enhance the management of these networks. The Large Systems segment produces large system products and services that provide power and availability solutions for data centers, facilities and communications equipment. The Other segment principally consists of notebook computer accessories and replacement batteries.

APC measures the profitability of its segments based on gross margin. Segment gross margins exclude certain expenses which are managed outside the reportable segments. Costs excluded from segment profit are operating expenses, primarily consisting of research and development, selling and corporate expenses, and income taxes. Expenditures for additions to long-lived assets are not tracked or reported by the operating segments, although depreciation expense is allocated to and reported by the operating segments.

During the fourth quarter of 2003, gross margin was determined to be the most reliable and meaningful measure of segment profitability for the purpose of executive management’s allocating resources to and assessing the performance of APC’s operating segments for 2003 and future periods. Prior period amounts have been restated on this basis in accordance with the requirements of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

Summary operating segment information is as follows:

	Three months ended
In thousands	March 28, 2004	March 30, 2003

Segment net sales
Small Systems	$275,094	$242,526
Large Systems	58,321	47,593
Other	16,169	17,337
Total segment net sales	349,584	307,456
Shipping and handling revenues	2,167	1,519
Total net sales	$351,751	$308,975

Segment profits
Small Systems	$137,466	$114,565
Large Systems	8,271	7,907
Other	10,549	10,234
Total segment profits	156,286	132,706
Shipping and handling net costs	7,194	6,809
Other indirect operating expenses	104,587	86,883
Other income, net	1,732	2,508
Earnings before income taxes	$46,237	$41,522

12.       Litigation

On January 10, 2003, Powerware Corporation filed in the United States District Court for the Eastern District of North Carolina (the “Court”) a complaint alleging infringement of three United States patents. On May 7, 2003, Powerware Corporation filed with the Court an amended complaint modifying its allegations of infringement regarding the Powerware Patents. APC was served with the amended complaint on May 9, 2003. Powerware Corporation is seeking unspecified damages and injunctive relief. On May 28, 2003, APC filed its answer to the amended complaint and on June 17, 2003 APC filed its first amended answer and counterclaims alleging infringement by Powerware Corporation of three United States patents owned by APC. On July 3, 2003, Powerware Corporation filed its answer to counterclaims. On March 18, 2004, Powerware Corporation amended its complaint to add an additional patent to the litigation.

As previously reported in APC’s Form 10-K for the fiscal year ended December 31, 2003, on February 5, 2004, Liebert Corporation and Zonatherm Products, Inc., Liebert’s sales representative firm in the Chicago area, filed a lawsuit in the Circuit Court of Cook County, Illinois, Chancery Division (the “Court”) against APC, Aerico, LLC, a sales representative firm formed by former employees of Zonatherm Products, and the former employees of Zonatherm Products who formed Aerico, LLC. The lawsuit alleges willful violation of the Illinois Trade Secrets Act, tortuous interference with contract, tortuous interference with prospective economic advantage, civil conspiracy and conspiracy to breach fiduciary duties. Liebert and Zonatherm are seeking compensatory and punitive damages and injunctive relief. On February 18, 2004, the Court denied plaintiffs’ motion for a temporary restraining order.

In addition, APC is involved in various other claims and legal actions arising in the ordinary course of business.

While management currently believes that resolving all pending legal matters, individually or in aggregate, will not have a material adverse impact on APC’s financial position, the litigation and other claims noted above are subject to inherent uncertainties, including the risk of an unfavorable outcome, and management’s view of these matters may change in the future. An unfavorable outcome could include monetary damages or, in cases where injunctive relief is sought, an injunction prohibiting certain activities. Were an unfavorable final outcome to occur, there exists the possibility of a material adverse impact on APC’s financial position, cash flows and results of operations for the period in which the effect becomes reasonably estimable.

13.       Subsequent Events

On March 29, 2004, APC returned its 250,000 treasury shares to an authorized but not issued status.

In April 2004, APC’s Board of Directors declared a quarterly dividend, payable on June 16, 2004 to shareholders of record as of May 26, 2004. It is the intention of the Board of Directors to pay a comparable quarterly dividend on a going forward basis contingent upon continued capital availability and a determination that cash dividends continue to be in the best interests of APC and its shareholders.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a discussion of our Results of Operations for the first quarter of 2004 compared to the first quarter of 2003. This discussion includes an overview of our operating results and the directions in which our markets, segments, and geographies are moving. We then provide a Liquidity and Financial Resources discussion of the significant changes in our balance sheet during the first quarter of 2004, and cash flows for the first quarter of 2004 compared to the first quarter of 2003, as well as our contractual obligations and foreign currency activity. We also provide a discussion of our business outlook. This is followed by a discussion of the Critical Accounting Policies that we believe are important to our business operations and understanding of our results of operations. We conclude with information about factors that may affect our future results.

This MD&A should be read in conjunction with the other sections of this report, including “Item 1. Financial Statements” and also our Annual Report on Form 10-K for the year ended December 31, 2003, including “Item 1. Business;” “Item 6. Selected Financial Data;” and “Item 8. Financial Statements and Supplementary Data.”

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTH PERIODS ENDED MARCH 28, 2004 AND MARCH 30, 2003

Revenues

Net sales in the first quarter of 2004 were $351.8 million, an increase of 13.8% compared to $309.0 million for the comparable period in 2003, attributable to strength in our major product segments, the Small and Large System segments, as well as growth across our major geographies, particularly Asia. Our core uninterruptible power supply (UPS) offerings grew, and management believes that increasingly APC solutions, particularly our InfraStruXure™ architecture, are being specified for network-critical physical infrastructure (NCPI) requirements. For further information about revenues by segment, refer to the Segment Results section below.

Revenues by Geography.  The following table summarizes our revenues on a geographic basis for the first quarters ended March 28, 2004 and March 30, 2003.

	Three months ended
In millions	March 28, 2004	% of Total	March 30, 2003	% of Total
North and Latin America (the Americas)	$164.0	46.6%	$151.4	49.0%
Europe, the Middle East, and Africa (EMEA)	110.6	31.4%	99.5	32.2%
Asia	77.2	22.0%	58.1	18.8%
Total Net Sales	$351.8	100.0%	$309.0	100.0%

In the first quarter of 2004, net sales of the Americas increased 8.4% over the first quarter of 2003. EMEA increased 11.1% in the first quarter of 2004 over the first quarter of 2003 and Asia increased 32.9% in the first quarter of 2004 over the first quarter of 2003. In the first quarter of 2004, on a constant currency basis, EMEA increased 1.4% and Asia increased 22.2% over the first quarter of 2003. In the first quarter of 2004, on a constant currency basis, EMEA’s revenues would have been lower by $9.6 million, principally due to strengthening of the Euro and British pound, and Asia’s revenues would have been lower by $6.2 million, principally due to strengthening of the Japanese yen and Australian dollar. We believe constant currency information is useful for an understanding of our operating results. Revenues on a constant currency basis differ from revenues presented in accordance with accounting principles generally accepted in the United States.

Cost of Goods Sold

Cost of goods sold was $202.7 million or 57.6% of net sales in the first quarter of 2004 compared to $183.1 million or 59.2% of net sales in the first quarter of 2003. Gross margins for the first quarter of 2004 were 42.4% of net sales, approximately 160 basis points higher than in the first quarter of 2003. The first quarter 2004 gross margin improvement was associated with the favorable pricing impact of a weakening U.S. dollar, particularly in Europe, as well as cost reductions, particularly in the Small Systems segment, from declining material costs and select product transitions to low cost manufacturing locations, partially offset by the impact of pricing actions. For further information about gross margins by segment, refer to the Segment Results section below.

Inventory Reserves.  Total inventory reserves at March 28, 2004 were $39.6 million compared to $38.8 million at December 31, 2003. This increase was due primarily to routine provisioning that was necessary as a result of applying APC’s inventory reserve methodology throughout the year. APC’s reserve estimate methodology involves quantifying the total inventory position having potential loss exposure. Loss exposure generally results from several business factors, including product or component discontinuance, unplanned changes in demand, product design changes, and factory transitions. Quantifying such loss exposure is the result of combining the cost of inventories specifically identified as having little or no opportunity for sale or use (thus available for physical disposition) plus the cost of inventories having a high risk of no future sale or use based upon an analysis of on-hand quantities compared to historical and anticipated future sale or use. APC maintains an on-going business process for the physical disposition of inventories previously identified. Inventory write-offs occur at the time of physical disposition. Inventories, once reserved, are not written back up as such reserve adjustments are considered to be a permanent decrease to the cost basis of the excess or obsolete inventory.

Segment Results (Also refer to Note 11 of Notes to Consolidated Financial Statements in Item 1 of this report for important information regarding APC’s reportable segments)

	Three months ended
In millions	March 28, 2004	March 30, 2003
Segment net sales
Small Systems	$275.1	$242.6
Large Systems	58.3	47.6
Other	16.2	17.3
Total segment net sales	349.6	307.5
Shipping and handling revenues	2.2	1.5
Total net sales	$351.8	$309.0
Segment profits
Small Systems	$137.5	$114.6
Large Systems	8.3	7.9
Other	10.5	10.2
Total segment profits	156.3	132.7
Shipping and handling net costs	7.2	6.8
Other indirect operating expenses	104.6	86.9
Other income, net	1.7	2.5
Earnings before income taxes	$46.2	$41.5

Small Systems.  Net sales for products in the Small Systems segment, which provides power protection, UPS, and management products for the PC, server, and local area networking markets, increased in the first quarter of 2004 by 13.4% over the comparable period in 2003. The improvement in the first quarter of 2004 over the prior year was driven by demand for APC’s Smart-UPS® families combined with increased sales of management solutions. Gross margins for the Small Systems segment improved in the first quarter of 2004 over the comparable period in 2003. The first quarter improvement in 2004 over the prior year level reflected strong growth from server related UPS sales within the segment, favorable currency trends, and cost reductions, partially offset by the impact of pricing actions. APC’s Small Systems cost reductions were achieved through a combination of product transitions to low cost manufacturing locations and material cost reductions from APC’s supplier base. Our product cost reductions accounted for approximately 280 basis points of the gross margin improvements in the first quarter of 2004 in the Small Systems segment and were driven principally by material cost improvements.

Large Systems.  Net sales for products in the Large Systems segment, consisting primarily of 3-phase UPS, DC-power systems, precision cooling products and services for data centers, facilities, and communication applications, increased 22.5% in the first quarter of 2004 over the comparable period in 2003. Continued sales growth of our Symmetra 3-phase, the UPS component of our InfraStruXure solution, and continued growth of our service revenue drove the first quarter 2004 improvement over the comparable period in 2003. Also contributing to the first quarter 2004 improvement was solid growth of our ancillary products and precision cooling solutions. Gross margins for the Large Systems segment decreased in the first quarter of 2004 compared to the first quarter of 2003. As our InfraStruXure architecture gains in popularity, we are experiencing positive margin trends from InfraStruXure related products, particularly the Symmetra 3-phase. However, at the same time, the migration to InfraStruXure is resulting in an unfavorable margin impact to the traditional Silcon product line. Additionally, aggressive pricing in the precision cooling product category also negatively impacted year-over-year gross margins in the Large Systems segment.

“Other” Segment.  Net sales for products in the Other segment, consisting principally of notebook computer accessories, replacement batteries and Web-based services, decreased 6.7% in the first quarter of 2004 over the comparable period in 2003. We believe that order timing and softness following the Christmas 2003 buying season contributed to the decrease. Gross margins for the Other segment improved in the first quarter 2004 from the comparable prior year level, driven principally by a favorable mix shift within the segment toward higher margin replacement batteries, material cost reductions, and favorable year-over-year currency trends. APC’s Other segment cost reductions were achieved through a combination of product transitions to low cost manufacturing locations and material cost reductions from APC’s supplier base. Our product cost reductions accounted for approximately 620 basis points of the gross margin improvements in the first quarter of 2004 in the Other segment and were driven principally by material cost improvements.

Operating Expenses

Marketing, Selling, General, and Administrative (SG&A) Expenses. SG&A expenses in the first quarter of 2004 were $86.2 million or 24.5% of net sales compared to $72.4 million or 23.4% of net sales in the first quarter of 2003. We continue to commit resources to support our sales and marketing objectives, with a primary focus on increasing the awareness of our existing and prospective customers, particularly in relation to our InfraStruXure architecture. The increase in total spending in the first quarter of 2004 reflected ongoing sales and promotional efforts which involve expanding our sales and support teams, developing new channels such as manufacturer representatives and engineering contractors, and increasing sales and marketing support of our core reseller channels, as well as funding our educational efforts through high-level customer and partner events.

The allowance for bad debts was 6.9% of gross accounts receivable at March 28, 2004 compared to 6.7% at December 31, 2003. Accounts receivable balances outstanding over 60 days represented 11.3% of total receivables at March 28, 2004 compared to 13.5% at December 31, 2003. This increase reflects a growing portion of our business originating in areas where longer payment terms are customary, including a growing contribution from international markets. We continue to experience strong collection performance. Write-offs of uncollectable accounts represent less than 1% of net sales. A majority of international customer balances continue to be covered by receivables insurance.

Research and Development (R&D).  R&D expenditures were $18.4 million or 5.2% of net sales in the first quarter of 2004 and $14.5 million or 4.7% of net sales in the first quarter of 2003. We continue to commit resources to support our investment in research and development with a primary focus on driving product innovation through increasing engineering efforts. We believe that continued product innovation through development is necessary for our existing products to remain competitive in our markets, as well as creating opportunities from new product introductions. The increases in total R&D spending primarily reflect increased numbers of software and hardware engineers and costs associated with new product development and engineering support.

Other Income, Net and Income Taxes

Other Income, Net.  Other income is comprised principally of interest income partially offset by a $0.4 million foreign exchange loss related to settlement of an intercompany balance. Although average cash balances available for investment rose during the first quarter of 2004, the decrease in interest income from the comparable prior year level was related to the strategic purchase of additional tax-exempt securities in a weak coupon market as well as an overall decline in the bond market.

At March 28, 2004, APC had $827.4 million of total cash and investments, up from $806.8 million at December 31, 2003, all of which are stated at fair value. We manage APC’s cash and investment balances to preserve principal and liquidity while maximizing our return on the total investment portfolio. We diversify our investment portfolio by investing in multiple types of investment-grade securities with multiple investment brokers. Based on APC’s investment portfolio and interest rates at December 31, 2003, a 100 basis point increase or decrease in interest rates would have resulted in an increase or decrease of approximately $8 million in our annual interest income.

Income Taxes.  Our effective income tax rates for the first quarters of 2004 and 2003 were approximately 25.0% and 27.8%, respectively. The decrease in the first quarter of 2004 compared to the first quarter of 2003 is due to the tax savings from an increasing portion of taxable earnings anticipated to be generated from APC’s operations in jurisdictions currently having lower income tax rates than the present U.S. statutory income tax rate. This shift resulted partially from our product transitions to lower cost, lower tax, manufacturing locations. APC has tax holidays in China, India, and the Philippines, which reduce or eliminate the income taxes paid in those countries. A substantial portion of APC’s tax holiday in the Philippines expired in the third quarter of 2003. Although this will have the effect of increasing APC’s foreign taxes, APC’s effective income tax rate will remain considerably lower than the U.S. statutory federal corporate tax rate of 35%.

LIQUIDITY AND FINANCIAL RESOURCES

Working capital at March 28, 2004 was $1.263 billion compared to $1.217 billion at December 31, 2003. APC has been able to increase its working capital position as the result of continued positive operating results and despite internally financing the capital investment required to expand its operations as well as sales and marketing spending. Our cash, cash equivalents, and short-term investments position increased to $779.9 million at March 28, 2004 from $748.3 million at December 31, 2003. The improvement during the first quarter of 2004 was offset in part by increased investment in working capital, particularly inventories, as well as a first quarter 2004 quarterly cash dividend payments of eight cents per share, or approximately $16.0 million.

Cash flows provided by operating activities were $35.7 million in the first quarter of 2004, compared to cash flows used by operating activities of $10.6 million in the first quarter of 2003. The improvement in the first quarter of 2004 in our cash flows from operating activities reflected a decrease in accounts receivable, due principally to increased collection efforts, partially offset by increased investment in working capital, particularly inventories. Cash flows used in investing activities were $22.6 million, compared to cash flows provided by investing activities of $36.5 million in the first quarter of 2003. Our investing activities cash flows were used mainly for the purchase of held-to-maturity securities and for capital spending, principally manufacturing and office equipment, purchased software applications, and building improvements. Cash available from operations resulted in net purchases of investments in the first quarter of 2004, including the purchase of additional tax-exempt securities. Our investment approach and the composition of our investment portfolio remained relatively constant overall with no investments having maturity dates greater than two years. Cash flows used in financing activities were $11.8 million in the first quarter of 2004, compared to cash flows provided by financing activities of $2.5 million in the first quarter of 2003. Cash flows from financing activities in the first quarters of 2004 and 2003 resulted from proceeds from issuances of common stock relating to employee stock plans, and were more than offset during the first quarter of 2004 by the payment of approximately $16.0 million of common stock dividends.

Worldwide inventories were $440.1 million at March 28, 2004, up from $402.2 million at December 31, 2003. Our inventory typically increases in the first quarter due to seasonally lower revenue in the first quarter. Also, on-hand raw materials and finished goods increased during the first quarter of 2004 to support current and anticipated demand for our three phase systems including InfraStruXure and other related products, as well as the in-house manufacture of select products previously manufactured by a third party subcontractor. In addition, raw materials and finished goods increased to provide additional levels of inventories in order to minimize the potential supply disruptions relating to transfers of production of a wide range of Small and Large Systems products to low cost manufacturing regions in 2004. There were no inventory charges, other than APC’s standard provisioning, during the first quarters of 2004 and 2003. Inventory levels as a percentage of quarterly sales were 125% in the first quarter of 2004, up from 93% in the fourth quarter of 2003 and 114% in the first quarter of 2003. This increase was due in part to the typical first quarter 2004 inventory build combined with the typical seasonal decline in net sales from the fourth quarter to the sequential first quarter of the following year.

In early 2003, we announced a product recall of Back-UPS CS 350 and 500 models, due to potential safety issues. Prior to announcing the recall, APC received eight reports worldwide of units overheating, resulting in the melting of the unit’s outer casing, six of which occurred in the United States. Three of the reported incidents resulted in minor property damage; no injuries have been reported. The total number of affected devices recalled worldwide is approximately 2.1 million with approximately 900,000 devices recalled in the United States. The recall is limited to two specific models in APC’s Back-UPS CS product line, the Back-UPS CS 350 and the Back-UPS CS 500, in both 120-volt and 230-volt models. The affected units were manufactured between November 2000 and December 2002 and were sold primarily through computer and electrical distribution, catalog and retail outlets worldwide. In the fourth quarter of 2002, APC accrued a current liability and recognized additional warranty expense, classified in cost of goods sold, of $19.6 million. Based upon repair cost and return rate experience to-date as well as current estimates of remaining costs to be incurred, APC expects the aggregate costs for the recall to be less than originally estimated. To reflect this change, cost of goods sold was reduced by $5.5 million in the third quarter of 2003. As of March 28, 2004, APC had incurred approximately 81% of currently estimated total recall costs. Our estimation of remaining recall costs of $2.7 million, comprised of $1.0 million for the U.S. and $1.7 million for international geographies, continues to be subject to actual return rates and per unit repair costs which can vary by country. We expect that future amounts will not differ materially from our current estimates.

Contractual Obligations.  The following table summarizes our significant contractual obligations at March 28, 2004, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our balance sheet as current liabilities at March 28, 2004.

	Payments Due By Period
In millions	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating Lease Obligations	$25.6	$5.7	$10.0	$5.0	$4.9

APC’s non-cancelable operating leases, primarily for warehousing and office space, expire at various dates through 2012. These leases contain renewal options for periods ranging from one to nine years and require APC to pay its proportionate share of utilities, taxes, and insurance. APC is not able to determine the aggregate amount of purchase orders that represent contractual obligations for the purchase of goods and services, as such purchase orders may represent authorizations to purchase rather than binding agreements. For the purposes of this disclosure, contractual obligations for the purchase of goods and services are defined as agreements that are enforceable and legally binding on APC and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; the approximate timing of the transaction, and contain no provisions allowing for cancellation without significant penalty. Our purchase orders for raw materials or purchased finished products are based on our current manufacturing needs and/or demand forecasts and are fulfilled by our vendors within short time horizons. We do not have significant agreements for the purchase of raw materials or finished products specifying minimum quantities or set prices that exceed our expected requirements for three months.

Capital Expenditures and Capital Commitments.  During the first quarters of 2004 and 2003, our capital expenditures, net of capital grants, amounted to approximately $3.3 million and $3.5 million, respectively, consisting primarily of manufacturing and office equipment, purchased software applications, and building improvements. Capital spending in the first quarter of 2004 focused on funding additional equipment needs and improving existing factories, principally in the U.S., the Philippines, and India, as well as continuing investment in information technologies. Substantially all of APC’s net capital expenditures were financed from available operating cash.

We have dedicated significant efforts to rationalize our overall manufacturing capacity over the past three years and we will continue to plan for future capacity requirements based on the assumed continued acceptance and demand for our products in the specific market segments they were designed to address. We currently expect that capital spending will be between $20 million and $30 million in 2004, compared to $21.6 million in 2003. We expect that most of the capital spending for 2004 will go toward maintaining, upgrading, and expanding current manufacturing capacity, as well as investing to upgrade current hardware and software office technologies. We are also planning on building product demonstration sites in selected locations around the world in support of our present strategy.

We had no material capital commitments during the first quarters of 2004 and 2003, or at March 28, 2004 and December 31, 2003.

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

Borrowing Facilities and Financial Commitments.  At March 28, 2004 and December 31, 2003, we had available for future borrowings $65.0 million under an unsecured line of credit agreement at a floating interest rate equal to the bank’s cost of funds rate plus 0.625% and an additional $6.0 million under an unsecured line of credit agreement with a second bank at similar interest rates. No borrowings were outstanding under these facilities during the first quarters of 2004 and 2003, or at March 28, 2004 and December 31, 2003. APC had no significant financial commitments, other than those required in the normal course of business, during the first quarters of 2004 and 2003, or at March 28, 2004 and December 31, 2003.

Off-Balance-Sheet Arrangements.  APC had no significant off-balance sheet arrangements during the first quarters of 2004 and 2003, or at March 28, 2004 and December 31, 2003.

Quarterly Cash Dividends.  On June 18, 2003, APC’s Board of Directors approved initiation of a quarterly cash dividend of $0.08 per share of common stock. Dividends of $0.08 per share were declared and paid in each subsequent quarter including on February 9, 2004, payable on March 17, 2004 to shareholders of record as of February 25, 2004. In April 2004, a quarterly dividend was declared, payable on June 16, 2004 to shareholders of record as of May 26, 2004. It is the intention of the Board of Directors to pay a comparable quarterly dividend on a going forward basis contingent upon continued capital availability and a determination that cash dividends continue to be in the best interests of APC and its shareholders.

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

Foreign Currency Activity.  We invoice our customers in various currencies. Realized and unrealized transaction gains or losses are included in the results of operations and are measured based upon the effect of changes in exchange rates on the actual or expected amount of functional currency cash flows. Transaction gains and losses were not material to the results of operations in the first quarters of 2004 and 2003.

At March 28, 2004, APC’s unhedged foreign currency accounts receivable, by currency, were as follows:

In thousands	Foreign Currency	U.S. Dollars

European Euros	35,178	$42,679
Japanese Yen	3,180,471	$29,491
British Pounds	9,039	$16,487
Swiss Francs	20,961	$16,421

APC also had non-trade receivables denominated in European Euros of approximately U.S.$0.9 million, liabilities denominated in various European currencies of approximately U.S.$53.6 million, and liabilities denominated in Japanese Yen of approximately U.S.$10.9 million.

We continually review our foreign exchange exposure and consider various risk management techniques, including the netting of foreign currency receipts and disbursements, rate protection agreements with customers/vendors and derivatives arrangements, including foreign exchange contracts. We presently do not utilize rate protection agreements or derivative arrangements.

BUSINESS OUTLOOK

We are very pleased to start the year with such a healthy first quarter performance, including net income growth that exceeded revenue growth. We entered 2004 in as strong a competitive and financial position as ever before, and we are leveraging this strength throughout our business. It is evident that APC solutions are resonating with customers across their networks as we experienced growth in our major business segments. Not only have our core UPS offerings grown, but increasingly APC solutions, specifically our InfraStruXure architecture, are being specified for network-critical physical infrastructure (NCPI) requirements. As customers implement adaptable, on-demand information technology (IT) systems, APC’s products are supporting NCPI needs more quickly and more cost-effectively than ever before.

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

We have dedicated significant efforts to rationalize our overall manufacturing capacity over the past three years and we will continue to plan for future capacity requirements based on the assumed continued acceptance and demand for our products in the specific market segments they were designed to address. We currently expect that capital spending will be between $20 million and $30 million in 2004, compared to $21.6 million in 2003. We expect that most of the capital spending for 2004 will go toward maintaining, upgrading, and expanding current manufacturing capacity, as well as investing to upgrade current hardware and software office technologies. We are also planning on building product demonstration sites in selected locations around the world in support of our present strategy.

We are committed to sustaining our R&D efforts to meet the future needs of our customers across all segments and potentially expanding into emerging, high-growth areas. We continue to dedicate resources to support our investment in research and development with a primary focus on driving product innovation through increasing engineering efforts. We believe that continued product innovation through development is necessary for our existing products to remain competitive in our markets, as well as to create opportunities from new product introductions, including our InfraStruXure architecture.

We will remain focused on aggressively driving the growth of our network-critical physical infrastructure solutions such as InfraStruXure, which will require sustaining and increasing our operating expense investments in sales and marketing. A primary focus is increasing the awareness of existing and prospective customers, particularly in relation to our InfraStruXure architecture. Overall we are expanding sales and support teams, developing new channels such as manufacturer representatives and engineering contractors, funding our educational efforts through high-level customer and partner events, as well as increasing sales and marketing support of our core reseller channels.

We currently expect our tax rate to be approximately 25% for 2004. The estimated effective tax rate is based on current tax law and the current expected income. The tax rate may be affected by the jurisdictions in which profits are determined to be earned and taxed, our ability to successfully implement additional tax savings planning opportunities, the outcome of tax audits, and our ability to realize deferred tax assets.

We are currently a party to various legal proceedings and claims, including a claim alleging patent infringement. As a result of expected costs related to the defense of such matters, we expect 2004 legal costs to exceed 2003 legal costs. We currently do not believe that the ultimate outcome of these legal proceedings and claims will have a material adverse effect on our financial position or overall trends in results of operations. However, litigation is subject to inherent uncertainties, including the risk of an unfavorable outcome, and management’s view of these matters may change in the future. An unfavorable outcome could include monetary damages or, in cases where injunctive relief is sought, an injunction prohibiting certain activities. If an unfavorable outcome were to occur in any specific period, there exists the possibility of a material adverse impact on the results of operations of that period or future periods. We believe that, given our current liquidity and cash and investment balances, even an adverse judgment would not have a material impact on cash and investments or liquidity.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The U.S. Securities and Exchange Commission has defined critical accounting policies as those that are both most important to the portrayal of our financial condition and results and which require our most difficult, complex or subjective judgments or estimates. Based on this definition, we have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For all financial statement periods presented, there have been no material modifications to the application of these critical accounting policies. For a detailed discussion on the application of these and other accounting policies, also refer to Note 1 of Notes to Consolidated Financial Statements in Item 8 of American Power Conversion Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

Estimating Valuation Allowances and Accrued Liabilities – Allowances for Sales Returns, Doubtful Accounts, Inventory Obsolescence and Product Recall, and Assessment of the Probability of the Outcome of our Current Litigation

Significant management judgments that affect the application of our revenue policy also include estimates of potential future product returns related to current period product revenue. We analyze historical returns, current economic trends, and channel inventories when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates.

We provide limited rights of return to distributors and retailers for our Small Systems product lines. We provide appropriate reserves for returns at the time that related revenue is recognized, based on historical patterns of returns and contractual provisions in accordance with the provisions of Statement of Financial Accounting Standards No. 48, Revenue Recognition When Right of Return Exists, and U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 104. Returns of Large Systems products generally do not occur. Historically, returns have represented 3% of gross sales and have not differed significantly from prior estimates.

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

In early 2003, we announced a product recall of Back-UPS CS 350 and 500 models, due to potential safety issues. Prior to announcing the recall, APC received eight reports worldwide of units overheating, resulting in the melting of the unit’s outer casing, six of which occurred in the United States. Three of the reported incidents resulted in minor property damage; no injuries have been reported. The total number of affected devices recalled worldwide is approximately 2.1 million with approximately 900,000 devices recalled in the United States. The recall is limited to two specific models in APC’s Back-UPS CS product line, the Back-UPS CS 350 and the Back-UPS CS 500, in both

120-volt and 230-volt models. The affected units were manufactured between November 2000 and December 2002 and were sold primarily through computer and electrical distribution, catalog and retail outlets worldwide. In the fourth quarter of 2002, APC accrued a current liability and recognized additional warranty expense, classified in cost of goods sold, of $19.6 million. Based upon repair cost and return rate experience to-date as well as current estimates of remaining costs to be incurred, APC expects the aggregate costs for the recall to be less than originally estimated. To reflect this change, cost of goods sold was reduced by $5.5 million in the third quarter of 2003. As of March 28, 2004, APC had incurred approximately 81% of currently estimated total recall costs. Our estimation of remaining recall costs of $2.7 million, comprised of $1.0 million for the U.S. and $1.7 million for international geographies, continues to be subject to actual return rates and per unit repair costs which can vary by country. Actual return rates may vary significantly among different geographies. The most significant risks associated with our return rate assumptions include varying degrees of product recall regulation by geography as well as varying consumer awareness levels and access to timely recall information. Actual per unit repair cost includes principally transportation costs which will be influenced by the proximity of customer locations to the service center location as well as the priority level of delivery requirements. We expect that actual future amounts will not differ materially from our current estimates.

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

APC is routinely under audit by federal, foreign, state, or local authorities in the areas of income taxes and the remittance of sales and use taxes. These audits include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, foreign, state, and local tax laws. In evaluating the exposure associated with various tax filing positions, we often accrue for probable exposures. To the extent APC were to prevail in matters for which accruals have been established or were to be required to pay amounts in excess of reserves, APC’s cash flows and effective tax rate in a given financial statement period could be materially affected. In late 2003, the Internal Revenue Service began an examination of APC’s 2002 tax year. Although the outcome of tax audits is always uncertain, management believes that adequate amounts of tax have been reserved for any adjustments that are expected to result from this examination.

To the extent we believe that recovery of deferred tax assets is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the consolidated statements of income. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At March 28, 2004 and December 31, 2003, we provided a valuation allowance on certain of our deferred tax assets, primarily consisting of net operating losses generated in 2001 through 2004 for the start up and continuing operations of Brazilian operations, because of uncertainty regarding their realizability. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

RECENTLY ISSUED ACCOUNTING STANDARDS

We have determined that there are no recently issued accounting standards expected to have a material impact on APC’s consolidated financial position or results of operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS

This document contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this document.

The factors that could cause actual results to differ materially include the following: costs incurred by APC for the product recall of select Back-UPS CS models are greater than or less than currently anticipated; costs to comply with the provisions of the Sarbanes-Oxley Act of 2002 are greater than currently anticipated; impact on order management and fulfillment, financial reporting and supply chain management processes as a result of APC’s reliance on a variety of computer systems, including Oracle 11i which was implemented in the first quarter 2001 and is periodically upgraded; the impact of increasing competition which could adversely affect APC’s revenues and profitability; the impact of foreign currency exchange rate fluctuations which could decrease revenue and/or increase operating costs; the impact on demand, component availability and pricing, and logistics, and the disruption of Asian manufacturing operations that result from labor disputes, war, acts of terrorism or political instability; ramp up, expansion and rationalization of global manufacturing capacity; the discovery of a latent defect in any of APC’s products; APC’s ability to effectively align operating expenses and production capacity with the current demand environment; general worldwide economic conditions, and, in particular, the possibility that the PC and related markets decline; growth rates in the power protection industry and related industries, including but not limited to the PC, server, networking, telecommunications and enterprise hardware industries; competitive factors and pricing pressures; product mix changes and the potential negative impact on gross margins from such changes; changes in the seasonality of demand patterns; inventory risks due to shifts in market demand; component constraints, shortages, pricing and quality; risk of nonpayment of accounts receivable; the uncertainty of the litigation process including risk of an unexpected, unfavorable result of current or future litigation; and the risks described from time to time in APC’s filings with the Securities and Exchange Commission.

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

For a discussion of these and other risk factors, please refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We, in the normal course of business, are exposed to market risks relating to fluctuations in foreign currency exchange rates. The information required under this section related to such risks is included in the Foreign Currency Activity section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of this report and is incorporated herein by reference.

We, in the normal course of business, are also exposed to market risks relating to fluctuations in interest rates and the resulting rates of return on investments in marketable securities. The information required under this section related to such risks is included in the Other Income, Net section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of this report and is incorporated herein by reference.

ITEM 4.  CONTROLS AND PROCEDURES

(A)       Evaluation of disclosure controls and procedures

Our chief executive officer and our chief financial officer, after evaluating the effectiveness of APC’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of a date (the “Evaluation Date”) as of the end of the period covering this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

(B)       Changes in internal controls over financial reporting

There were no significant changes in our internal controls over financial reporting or, to our knowledge, in other factors that could significantly affect our internal controls over financial reporting subsequent to the Evaluation Date.

There were no significant deficiencies or material weaknesses identified in the evaluation and, therefore, no corrective actions were taken.

Limitations Inherent in all Controls. APC’s management, including our chief executive officer and our chief financial officer, recognize that our disclosure controls and our internal controls (discussed above) cannot prevent all error or all attempts at fraud. Any controls system, no matter how well crafted and operated, can only provide reasonable, and not absolute, assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in any control system, no evaluation or implementation of a control system can provide complete assurance that all control issues and all possible instances of fraud have been or will be detected.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On January 10, 2003, Powerware Corporation filed in the United States District Court for the Eastern District of North Carolina (the “Court”) a complaint alleging infringement of three United States patents. On May 7, 2003, Powerware Corporation filed with the Court an amended complaint modifying its allegations of infringement regarding the Powerware Patents. APC was served with the amended complaint on May 9, 2003. Powerware Corporation is seeking unspecified damages and injunctive relief. On May 28, 2003, APC filed its answer to the amended complaint and on June 17, 2003, APC filed its first amended answer and counterclaims alleging infringement by Powerware Corporation of three United States patents owned by APC. On July 3, 2003, Powerware Corporation filed its answer to counterclaims. On March 18, 2004, Powerware Corporation amended its complaint to add an additional patent to the litigation.

As previously reported in APC’s Form 10-K for the fiscal year ended December 31, 2003, on February 5, 2004, Liebert Corporation and Zonatherm Products, Inc., Liebert’s sales representative firm in the Chicago area, filed a lawsuit in the Circuit Court of Cook County, Illinois, Chancery Division (the “Court”) against APC, Aerico, LLC, a sales representative firm formed by former employees of Zonatherm Products, and the former employees of Zonatherm Products who formed Aerico, LLC. The lawsuit alleges willful violation of the Illinois Trade Secrets Act, tortuous interference with contract, tortuous interference with prospective economic advantage, civil conspiracy and conspiracy to breach fiduciary duties. Liebert and Zonatherm are seeking compensatory and punitive damages and injunctive relief. On February 18, 2004, the Court denied plaintiffs’ motion for a temporary restraining order.

In addition, APC is involved in various other claims and legal actions arising in the ordinary course of business.

While management currently believes that resolving all pending legal matters, individually or in aggregate, will not have a material adverse impact on APC’s financial position, the litigation and other claims noted above are subject to inherent uncertainties, including the risk of an unfavorable outcome, and management’s view of these matters may change in the future. An unfavorable outcome could include monetary damages or, in cases where injunctive relief is sought, an injunction prohibiting certain activities. Were an unfavorable final outcome to occur, there exists the possibility of a material adverse impact on APC’s financial position, cash flows and results of operations for the period in which the effect becomes reasonably estimable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)       Exhibits

Exhibit No. 3.01

Articles of Organization of APC, as amended, previously filed as an exhibit to APC’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 1999 and incorporated herein by reference (File No. 1-12432)

Exhibit No. 3.02

By-Laws of APC, as amended and restated, previously filed as an exhibit to APC’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference (File No. 1-12432)

Exhibit No. 31.1

Certification of Rodger B. Dowdell, Jr., Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit No. 31.2

Certification of Donald M. Muir, Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit No. 32.1

Certification of Rodger B. Dowdell, Jr., Chief Executive Officer, pursuant toRules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934,  as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit No. 32.2

Certification of Donald M. Muir, Chief Financial Officer, pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934,  as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(B)       Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN POWER CONVERSION CORPORATION

Date: May 7, 2004

/s/ Donald M. Muir

Donald M. Muir
Chief Financial Officer
(Principal Accounting And Financial Officer)

AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Description

3.01

Articles of Organization of APC, as amended, previously filed as an exhibit  to APC’s Quarterly Report on Form 10-Q for the fiscal quarter ended  June 27, 1999 and incorporated herein by reference (File No. 1-12432)

3.02

By-Laws of APC, as amended and restated, previously filed as an exhibit to APC’s Annual Report on Form 10-K for the fiscal year ended  December 31, 1998 and incorporated herein by reference (File No. 1-12432)

31.1

Certification of Rodger B. Dowdell, Jr., Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934,  as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002  (filed herewith)

31.2

Certification of Donald M. Muir, Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934,  as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002  (filed herewith)

32.1

Certification of Rodger B. Dowdell, Jr., Chief Executive Officer, pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934,  as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002  (filed herewith)

32.2

Certification of Donald M. Muir, Chief Financial Officer, pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934,  as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002  (filed herewith)