Form 10-Q
period 2004-06-27
AMERICAN POWER CONVERSION CORPORATION
filed 2004-08-06
CIK 835910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2004

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________to______________

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

Registrant’s Common Stock outstanding, $0.01 par value, at July 28, 2004 – 200,389,000 shares

AMERICAN POWER CONVERSION CORPORATION

PART I - CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

ITEM 1.  FINANCIAL STATEMENTS

AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

In thousands except per share amount

(Unaudited)

ASSETS

	June 27, 2004	December 31, 2003
Current assets:
Cash and cash equivalents	$219,152	$252,114
Short term investments (Note 4)	572,478	496,209
Accounts receivable, less allowance for doubtful
accounts of $18,531 in 2004 and $18,987 in 2003	271,320	264,718
Inventories:
Raw materials	221,481	185,431
Work-in-process and finished goods	234,576	216,791
Total inventories	456,057	402,222

Prepaid expenses and other current assets	29,705	25,296
Deferred income taxes	64,000	57,638

Total current assets	1,612,712	1,498,197

Property, plant and equipment:
Land, buildings and improvements	71,607	71,206
Machinery and equipment	210,613	207,506
Office equipment, furniture and fixtures	89,513	85,474
Purchased software	37,340	35,074
	409,073	399,260
Less accumulated depreciation and amortization	250,949	235,309
Net property, plant and equipment	158,124	163,951

Long term investments (Note 4)	25,477	58,525
Goodwill (Note 5)	6,679	6,679
Other intangibles, net (Note 5)	44,541	50,292
Deferred income taxes	28,195	25,994
Other assets	2,479	2,328

Total assets	$1,878,207	$1,805,966

See accompanying notes to consolidated condensed financial statements.

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 27, 2004	December 31, 2003
Current liabilities:
Accounts payable	$125,618	$102,800
Accrued compensation	37,964	39,366
Accrued sales and marketing programs	35,673	29,947
Accrued warranty (Note 6)	11,934	11,709
Other accrued expenses	29,425	34,146
Deferred revenue	29,329	24,330
Income taxes payable	44,869	38,428

Total current liabilities	314,812	280,726

Deferred tax liability	12,788	14,357

Total liabilities	327,600	295,083

Shareholders’ equity (Notes 7, 8, 9 and 10):
Common stock, $0.01 par value;
authorized 450,000 shares in 2004 and 2003;
issued 200,372 shares in 2004 and 199,982 shares in 2003	2,004	2,000
Additional paid-in capital	189,497	182,566
Retained earnings	1,356,156	1,326,733
Treasury stock, 250 shares, at cost	—	(1,551)
Accumulated other comprehensive income	2,950	1,135

Total shareholders’ equity	1,550,607	1,510,883

Total liabilities and shareholders’ equity	$1,878,207	$1,805,966

See accompanying notes to consolidated condensed financial statements.

AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

In thousands except earnings per share

(Unaudited)

	Six months ended		Three months ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003

Net sales (Note 11)	$747,414	$640,471	$395,663	$331,496

Cost of goods sold	448,800	378,545	246,141	195,484

Gross profit	298,614	261,926	149,522	136,012

Operating expenses:
Marketing, selling, general and administrative	180,832	148,924	94,648	76,544
Research and development	39,849	30,807	21,446	16,287

Total operating expenses	220,681	179,731	116,094	92,831

Operating income	77,933	82,195	33,428	43,181

Other income, net	3,988	5,185	2,256	2,677

Earnings before income taxes	81,921	87,380	35,684	45,858

Income taxes	20,480	24,292	8,921	12,749

Net income	$61,441	$63,088	$26,763	$33,109

Basic earnings per share	$0.31	$0.32	$0.13	$0.17

Basic weighted average shares outstanding	200,073	196,559	200,234	196,717

Diluted earnings per share	$0.30	$0.32	$0.13	$0.17

Diluted weighted average shares outstanding	205,554	199,881	204,992	199,993

See accompanying notes to consolidated condensed financial statements.

AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

In thousands

(Unaudited)

	Six months ended		Three months ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Cash flows from operating activities
Net income	$61,441	$63,088	$26,763	$33,109
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	18,294	17,595	8,649	8,600
Amortization of other intangibles	5,797	5,953	2,900	2,988
Provision for doubtful accounts	141	1,164	141	542
Provision for inventories	4,476	1,900	3,000	900
Deferred income taxes	(10,132)	4,757	(8,450)	1,310
Other non-cash items, net	1,815	1,142	563	(304)
Changes in operating assets and liabilities:
Accounts receivable	(6,743)	13,856	(14,953)	13,945
Inventories	(58,311)	(67,987)	(18,929)	(34,965)
Prepaid expenses and other current assets	(4,409)	1,009	(3,513)	3,557
Other assets	(197)	(644)	(134)	(774)
Accounts payable	22,818	(147)	6,455	4,226
Accrued expenses	4,827	(12,299)	9,695	(2,732)
Income taxes payable	8,071	(13,982)	11	(4,356)
Net cash provided by operating activities	47,888	15,405	12,198	26,046

Cash flows from investing activities
Purchases of held-to-maturity securities	(1,332,304)	(1,397,939)	(655,778)	(711,837)
Maturities of held-to-maturity securities	1,289,083	1,367,391	631,868	641,059
Purchases of available-for-sale securities	—	(452)	—	(219)
Capital expenditures	(12,467)	(9,035)	(9,159)	(5,566)
Net cash used in investing activities	(55,688)	(40,035)	(33,069)	(76,563)

Cash flows from financing activities
Proceeds from issuances of common stock	6,856	11,094	2,661	8,588
Dividends paid on common stock	(32,018)	—	(16,025)	—
Net cash (used in) provided by financing activities	(25,162)	11,094	(13,364)	8,588

Net change in cash and cash equivalents	(32,962)	(13,536)	(34,235)	(41,929)
Cash and cash equivalents at beginning of period	252,114	209,322	253,387	237,715
Cash and cash equivalents at end of period	$219,152	$195,786	$219,152	$195,786

Supplemental cash flow disclosures
Cash paid during the period for:
Income taxes (net of refunds)	$16,778	$32,042	$12,212	$15,744

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

In connection with APC’s decision to consolidate its Philippines-based manufacturing operations, APC closed manufacturing facilities located in the Philippines province of Laguna, in Maryland, and also in the U.K. APC marketed its Philippines property with an intent to sell these assets in 2003. However, APC was unable to complete this sale as a result of an unfavorable real estate market. In accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in the second quarter of 2003 the Philippines building and equipment previously classified as assets held-for-sale were reclassified to held-for-use property, plant, and equipment at their fair values, which aggregated $3.0 million, and depreciation re-commenced. APC sold a building in Maryland to a third party in October 2002. Also, in connection with the closure of a leased facility in the U.K., APC recognized a lease liability during the first quarter of 2002; this lease will expire in 2005.

A summary of the related 2002 restructuring liabilities during the first and second quarters of 2004 and 2003 is outlined below. APC expects all such restructuring liabilities at June 27, 2004 to be fully paid in cash by the end of 2005.

In thousands

2002 Restructuring Plans

	Restructuring Liabilities at Beginning of Quarter	Total Charges	Non-cash Charges	Cash Payments	Restructuring Liabilities at End of Quarter

Second Quarter 2004
Employee terminations	$25	$—	$—	$—	$25
Termination of U.K. lease	320	—	—	—	320
	$345	$—	$—	$—	$345

First Quarter 2004
Employee terminations	$25	$—	$—	$—	$25
Termination of U.K. lease	414	—	—	(94)	320
	$439	$—	$—	$(94)	$345

Second Quarter 2003
Employee terminations	$25	$—	$—	$—	$25
Termination of U.K. lease	617	—	—	(59)	558
	$642	$—	$—	$(59)	$583

First Quarter 2003
Employee terminations	$25	$—	$—	$—	$25
Termination of U.K. lease	775	—	—	(158)	617
	$800	$—	$—	$(158)	$642

4.              Investments

APC classifies as short term its investments with original maturities greater than three months and less than or equal to one year, and as long term its investments with remaining maturities greater than one year and less than or equal to two years. APC has no investments with maturity dates greater than two years. Held-to-maturity securities are carried at amortized cost. Available-for-sale securities are recorded at fair value with net unrealized gains and losses reported, net of income taxes, in other comprehensive income. Management determines the appropriate classification of securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Securities are classified as held-to-maturity when APC has the positive intent and ability to hold such securities to maturity. There were no sales of investment securities in the second quarters and first six months of 2004 and 2003.

In thousands

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

At June 27, 2004

Held-to-maturity
Certificates of deposit	$246,593	$—	$—	$246,593
Corporate bonds	101,577	54	(2)	101,629
Municipal bonds and notes	209,345	10	—	209,355
U.S. government agency securities	40,000	5	(130)	39,875
	597,515	69	(132)	597,452
Available-for-sale
Equity investments	440	—	—	440
	$597,955	$69	$(132)	$597,892
At December 31, 2003

Held-to-maturity
Certificates of deposit	$209,814	$—	$—	$209,814
Corporate bonds	236,873	237	—	237,110
Municipal bonds and notes	66,607	67	—	66,674
U.S. government agency securities	41,000	5	(16)	40,989
	554,294	309	(16)	554,587
Available-for-sale
Equity investments	440	—	—	440
	$554,734	$309	$(16)	$555,027

5.              Goodwill and Other Intangible Assets

At each of June 27, 2004 and December 31, 2003, goodwill of $6.7 million was associated with the Small Systems segment. Amortized intangible assets were as follows:

In thousands

		June 27, 2004		December 31, 2003
Amortized Intangible Assets	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Technology	6 years	$80,090	$40,122	$80,043	$35,239
Customer lists	5 years	8,900	5,537	8,900	4,864
Tradenames	5 years	3,157	1,947	3,157	1,705
Total amortized intangible assets	6 years	$92,147	$47,606	$92,100	$41,808

Aggregate amortization expense related to APC’s other intangible assets for the second quarters of 2004 and 2003 was $2.9 million and $3.0 million, respectively, and for the first six months of 2004 and 2003 was $5.8 million and $6.0 million, respectively. Estimated aggregated amortization for each of the next five succeeding fiscal years is $11.6 million for 2004, $11.6 million for 2005, $11.6 million for 2006, $9.4 million for 2007, and $5.0 million for 2008. There are no expected residual values related to these intangible assets.

6.              Warranty Liability and Product Recall

In thousands

	Product Warranty Liability at Beginning of Quarter	Accruals for Product Warranties Issued During the Quarter	Adjustments to Accruals for Preexisting Warranties	Warranty Payments	Product Warranty Liability at End of Quarter

Second Quarter 2004	$12,001	$5,001	$—	$(5,068)	$11,934
First Quarter 2004	$11,709	$6,291	$—	$(5,999)	$12,001

Second Quarter 2003	$20,746	$5,629	$—	$(8,798)	$17,577
First Quarter 2003	$27,183	$6,965	$—	$(13,402)	$20,746

In early 2003, APC announced a product recall of Back-UPS® CS 350 and 500 models, due to potential safety issues. Prior to announcing the recall, APC received eight reports worldwide of units overheating, resulting in the melting of the unit’s outer casing, six of which occurred in the United States. Three of the reported incidents resulted in minor property damage; no injuries were reported. The total number of affected devices recalled worldwide is approximately 2.1 million with approximately 900,000 devices recalled in the United States. The recall is limited to two specific models in APC’s Back-UPS CS product line, the Back-UPS CS 350 and the Back-UPS CS 500, in both 120-volt and 230-volt models. The affected units were manufactured between November 2000 and December 2002 and were sold primarily through computer and electrical distribution, catalog and retail outlets worldwide. In the fourth quarter of 2002, APC accrued a current liability and recognized additional warranty expense, classified in cost of goods sold, of $19.6 million. Based upon repair cost and return rate experience to-date as well as current estimates of remaining costs to be incurred, APC expects the aggregate costs for the recall to be less than originally estimated. To reflect this change, cost of goods sold was reduced by $5.5 million in the third quarter of 2003. As of June 27, 2004, APC had incurred approximately 81% of currently estimated total recall costs. Our estimation of remaining recall costs of $2.6 million, comprised of $1.0 million for the U.S. and $1.6 million for international geographies, continues to be subject to actual return rates and per unit repair costs (which can vary by country) as well as estimates for other recall-related costs expected to be incurred. We expect that future amounts will not differ materially from our current estimates.

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

In thousands

	Six months ended		Three months ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Basic weighted average shares outstanding	200,073	196,559	200,234	196,717
Net effect of dilutive potential common shares outstanding based on the treasury stock method using the average market price	5,481	3,322	4,758	3,276
Diluted weighted average shares outstanding	205,554	199,881	204,992	199,993
Antidilutive potential common shares excluded from the computation above	2,725	5,674	2,712	5,669

8.              Shareholders’ Equity

Changes in paid-in capital for the periods presented relate to issuances of common stock resulting from the exercise of employee stock options as well as the tax benefit arising from the disposition of option shares by APC employees.

In June 2003, APC’s Board of Directors approved the initiation of a quarterly cash dividend of $0.08 per share of common stock. Dividends of $0.08 per share were declared and paid in each subsequent quarter including in April 2004, payable on June 16, 2004 to shareholders of record as of May 26, 2004. In June 2004, APC’s Board of Directors approved a 25% increase in its quarterly cash dividend raising the payout to $0.10 per share, as well as APC’s first quarterly dividend at this new rate, payable on September 16, 2004 to shareholders of record as of August 26, 2004. It is the intention of the Board of Directors to pay a comparable quarterly dividend on a going forward basis contingent upon continued capital availability and a determination that cash dividends continue to be in the best interests of APC and its shareholders.

In June 2004, APC’s Board of Directors approved a stock repurchase program which authorizes up to $150 million to repurchase outstanding shares of APC’s common stock. The purchases would be made on the open market based on market and business factors. No such repurchases were made as of June 27, 2004. The repurchase program may be suspended or discontinued at any time without prior notice. In March 2004, APC returned its 250,000 treasury shares to an authorized but not issued status.

9.              Comprehensive Income

The components of comprehensive income, net of tax, are as follows:

In thousands

	Six months ended		Three months ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Net income	$61,441	$63,088	$26,763	$33,109
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment	1,815	1,268	563	(214)
Net unrealized loss on investments, net of income taxes	—	(126)	—	(90)
Other comprehensive income (loss)	1,815	1,142	563	(304)
Comprehensive income	$63,256	$64,230	$27,326	$32,805

10.       Stock-Based Compensation

On June 10, 2004, APC’s shareholders approved APC’s 2004 Long-Term Incentive Plan, which replaces the 1997 Stock Option Plan. At June 27, 2004, APC had two stock-based compensation plans, the aforementioned 2004 Long-Term Incentive Plan and the 1997 Non-employee Director Stock Option Plan, and an employee stock purchase plan, described more fully in Note 11 of Notes to Consolidated Financial Statements in Item 8 of APC’s Form 10-K for the year ended December 31, 2003. As permitted by Statement of Financial Accounting Standards No. 123 as amended by No. 148, Accounting for Stock-Based Compensation, APC accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if APC had applied the fair value recognition provisions of Statement 123 to stock-based employee compensation:

In thousands except per share amounts

		Six months ended		Three months ended
		June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003

Net income	As reported	$61,441	$63,088	$26,763	$33,109
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	Pro forma	(4,648)	(10,899)	(2,324)	(5,442)
Net income	Pro forma	$56,793	$52,189	$24,439	$27,667

Basic earnings per share	As reported	$0.31	$0.32	$0.13	$0.17
	Pro forma	$0.28	$0.27	$0.12	$0.14

Diluted earnings per share	As reported	$0.30	$0.32	$0.13	$0.17
	Pro forma	$0.28	$0.26	$0.12	$0.14

11.       Operating Segment Information

Basis for presentation

APC operates primarily within one industry consisting of three reportable operating segments by which it manages its business and from which various offerings are commonly combined to develop a total solution for the customer. These efforts primarily incorporate the design, manufacture, and marketing of power protection equipment and related software and accessories for computer, communications, and related equipment. APC’s three segments are:  Small Systems, Large Systems, and Other. Each of these segments address global markets. The Small Systems segment develops power solutions for servers and networking equipment commonly used in local area and wide area networks and for personal computers and sensitive electronics; additional accessories and software products are offered to enhance the management of these networks. The Large Systems segment produces large system products and services that provide power and availability solutions for data centers, facilities and communications equipment. The Other segment principally consists of mobile accessories and replacement batteries.

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

Summary operating segment information is as follows:

In thousands

	Six months ended		Three months ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Segment net sales
Small Systems	$576,237	$500,046	$301,143	$257,520
Large Systems	136,232	103,590	77,911	55,997
Other	29,906	33,197	13,737	15,860
Total segment net sales	742,375	636,833	392,791	329,377
Shipping and handling revenues	5,039	3,638	2,872	2,119
Total net sales	$747,414	$640,471	$395,663	$331,496

Segment profits
Small Systems	$275,290	$237,651	$137,825	$123,069
Large Systems	20,510	18,387	12,239	10,480
Other	18,674	18,797	8,124	8,563
Total segment profits	314,474	274,835	158,188	142,112
Shipping and handling net costs	15,860	12,909	8,666	6,100
Other indirect operating expenses	220,681	179,731	116,094	92,831
Other income, net	3,988	5,185	2,256	2,677
Earnings before income taxes	$81,921	$87,380	$35,684	$45,858

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

As previously reported in APC’s Form 10-Q for the first quarter ended March 28, 2004, on February 5, 2004, Liebert Corporation and Zonatherm Products, Inc., Liebert’s sales representative firm in the Chicago area, filed a lawsuit in the Circuit Court of Cook County, Illinois, Chancery Division (the “Court”) against APC, Aerico, LLC, a sales representative firm formed by former employees of Zonatherm Products, and the former employees of Zonatherm Products who formed Aerico, LLC. The lawsuit alleged willful violation of the Illinois Trade Secrets Act, tortuous interference with contract, tortuous interference with prospective economic advantage, civil conspiracy and conspiracy to breach fiduciary duties. Liebert and Zonatherm are seeking compensatory and punitive damages and injunctive relief. On February 18, 2004, the Court denied plaintiffs’ motion for a temporary restraining order. On July 16, 2004, the Court dismissed without prejudice all claims except the Illinois Trade Secret Act claim.

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

13.       Subsequent Events

In June 2004, APC’s Board of Directors approved a 25% increase in its quarterly cash dividend raising the payout to $0.10 per share. APC’s next quarterly dividend is payable on September 16, 2004 to shareholders of record as of August 26, 2004. It is the intention of the Board of Directors to pay a comparable quarterly dividend on a going forward basis contingent upon continued capital availability and a determination that cash dividends continue to be in the best interests of APC and its shareholders.

APC commenced the repurchase of its common stock in early August and, as of August 6, 2004, had repurchased approximately 2.3 million shares on the open market at an average price of approximately $15 per share.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a discussion of our business outlook for the remainder of this fiscal year.  We also provide a discussion of our Results of Operations for the second quarter and first six months of 2004 compared to the second quarter and first six months of 2003. This discussion includes an overview of our operating results and the directions in which we believe our markets, segments, and geographies are moving. We then provide a Liquidity and Financial Resources discussion of the significant changes in our balance sheet during the first six months of 2004, and cash flows for the second quarter and first six months of 2004 compared to the second quarter and first six months of 2003, as well as our contractual obligations and foreign currency activity.  This is followed by a discussion of the Critical Accounting Policies that we believe are important to our business operations and understanding of our results of operations. We conclude with information about factors that may affect our future results.

This MD&A should be read in conjunction with the other sections of this report, including “Item 1. Financial Statements” and also our Annual Report on Form 10-K for the year ended December 31, 2003, including “Item 1. Business;” “Item 6. Selected Financial Data;” and “Item 8. Financial Statements and Supplementary Data.”

BUSINESS OUTLOOK

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

As we look ahead to the second half of 2004, we are currently planning for growth in our overall annual revenue driven principally by anticipated revenue growth in our Small and Large Systems reportable segments. We expect the rate of growth of our Large Systems products to be greater than the growth expected for Small Systems due to the assumed continued success of our overall strategy and the acceptance of our products in specific market segments.

Overall gross margins for 2004 are currently expected to be impacted by a shift in product mix toward the faster-growing, lower-margin Large Systems products. Gross margins, particularly for Small Systems products, are expected to be impacted by price reductions. Gross margin variability could result from changing revenue levels, which are dependent on unit volumes and prices as well as the mix of products sold, unit costs and yield issues associated with production at our factories, changing component and commodity costs, excess manufacturing capacity, excess inventory, inventory obsolescence and variations in inventory valuation.

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

We are currently a party to various legal proceedings and claims, including a claim alleging patent infringement. As a result of expected costs related to the defense of such matters, we expect 2004 legal costs to exceed 2003 legal costs. We currently do not believe that the ultimate outcome of these legal proceedings and claims will have a material adverse effect on our financial position or overall trends in results of operations. However, litigation is subject to inherent uncertainties, including the risk of an unfavorable outcome, and management’s view of these matters may change in the future. An unfavorable outcome could include monetary damages or, in cases where injunctive relief is sought, an injunction prohibiting certain activities. If an unfavorable outcome were to occur in any specific period, there exists the possibility of a material adverse impact on the results of operations of that period or future periods. We believe that, given our current liquidity and cash and investment balances, even an adverse judgment would not have a material impact on cash and investments or liquidity. We also expect that our administrative spending for 2004 will increase year-over-year in support of our on-going efforts to comply with the provisions of the Sarbanes-Oxley Act of 2002.

In June 2004, APC’s Board of Directors approved a stock repurchase program which authorizes up to $150 million to repurchase outstanding shares of APC’s common stock.  No such repurchases were made as of June 27, 2004.  APC commenced the repurchase of its common stock in early August and expects to make purchases on the open market based on market and business factors.  The repurchase program may be suspended or discontinued at any time without prior notice.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND SIX MONTH PERIODS ENDED JUNE 27, 2004 AND JUNE 29, 2003

Revenues

Net sales were $395.7 million for the second quarter of 2004, an increase of 19.4% compared to $331.5 million for the same period in 2003. Net sales for the first six months of 2004 were $747.4 million compared to $640.5 million in 2003, an increase of 16.7%. These increases were attributable to strength in our major product segments, the Small and Large System segments, as well as growth across our major geographies. Our product segment growth was driven by our InfraStruXure™ systems, which management believes are increasingly being specified for network-critical physical infrastructure (NCPI) requirements, as well as our core uninterruptible power supply (UPS) offerings which also contributed solid growth during the second quarter and first six months of 2004. For further information about revenues by segment, refer to the Segment Results section below.

Revenues by Geography.  The following table summarizes our revenues on a geographic basis for the three and six month periods ended June 27, 2004 and June 29, 2003.

In millions

	Six months ended				Three months ended
	June 27, 2004	% of Total	June 29, 2003	% of Total	June 27, 2004	% of Total	June 29, 2003	% of Total
North and Latin America (the Americas)	$375.0	50.2%	$323.0	50.4%	$211.1	53.4%	$171.7	51.8%
Europe, the Middle East, and Africa (EMEA)	229.8	30.7%	199.8	31.2%	119.2	30.1%	100.2	30.2%
Asia	142.6	19.1%	117.7	18.4%	65.4	16.5%	59.6	18.0%
Total Net Sales	$747.4	100.0%	$640.5	100.0%	$395.7	100.0%	$331.5	100.0%

In the second quarter of 2004, net sales of the Americas increased 22.9% over the second quarter of 2003. In the first six months of 2004, net sales of the Americas increased 16.1% over the first six months of 2003. EMEA increased 18.9% in the second quarter of 2004 over the second quarter of 2003 and increased 15.0% in the first six months of 2004 over the first six months of 2003. Asia increased 9.9% in the second quarter of 2004 over the second quarter of 2003, and increased 21.2% in the first six months of 2004 over the first six months of 2003.

In the second quarter of 2004, on a constant currency basis, EMEA’s net sales increased 14.8% and Asia’s net sales increased 5.3% over the second quarter of 2003. In the first six months of 2004, on a constant currency basis, EMEA’s net sales increased 8.1% and Asia’s net sales increased 13.7% over the first six months of 2003. Total second quarter and first half 2004 net sales grew 17.3% and 13.1%, respectively, on a constant currency basis over the comparable prior year periods. EMEA’s revenues would have been lower, on a constant currency basis, by $4.1 million in the second quarter of 2004 and by $13.7 million in the first six months of 2004, principally due to strengthening of the Euro and British pound. Asia’s revenues would have been lower, on a constant currency basis, by $2.7 million in the second quarter of 2004 and by $8.9 million in the first six months of 2004, principally due to strengthening of the Japanese yen and Australian dollar. In total, the impact of currency exchange rate changes worldwide added $6.7 million and $23.0 million to net sales in the second quarter and first six months of 2004, respectively. We believe constant currency information is useful for an understanding of our operating results. Revenues on a constant currency basis differ from revenues presented in accordance with accounting principles generally accepted in the United States.

Cost of Goods Sold

Cost of goods sold was $246.1 million or 62.2% of net sales in the second quarter of 2004 compared to $195.5 million or 59.0% of net sales in the second quarter of 2003. Cost of goods sold was $448.8 million or 60.0% of net sales in the first six months of 2004 compared to $378.5 million or 59.1% of net sales in the first six months of 2003. Gross margins for the second quarter of 2004 were 37.8% of net sales, approximately 320 basis points lower than in the second quarter of 2003. Gross margins for the first six months of 2004 were 40.0% of net sales, approximately 90 basis points lower than in the first six months of 2003. The gross margin reductions in the second quarter and first six months of 2004 resulted principally from discrete pricing actions and discounting, as well as mix shifts between and within segments and product lines, notably within our Small Systems segment toward lower-margin Back-UPS products combined with strong sales growth in our lower-margin Large Systems segment. The downward pressure of these factors was partially offset by the favorable pricing impact of a weakening U.S. dollar, particularly in Europe, as well as cost reductions, particularly in the Small Systems segment, from declining material costs and select product transitions to low cost manufacturing locations, but not to the extent of prior periods. For further information about gross margins by segment, refer to the Segment Results section below.

Inventory Reserves.  Total inventory reserves at June 27, 2004 were $41.4 million compared to $38.8 million at December 31, 2003. This increase was due primarily to routine provisioning that was necessary as a result of applying APC’s inventory reserve methodology throughout the year. APC’s reserve estimate methodology involves quantifying the total inventory position having potential loss exposure. Loss exposure generally results from several business factors, including product or component discontinuance, unplanned changes in demand, product design changes, and factory transitions. Quantifying such loss exposure is the result of combining the cost of inventories specifically identified as having little or no opportunity for sale or use (thus available for physical disposition) plus the cost of inventories having a high risk of no future sale or use based upon an analysis of on-hand quantities compared to historical and anticipated future sale or use. APC maintains an on-going business process for the physical disposition of inventories previously identified. Inventory write-offs occur at the time of physical disposition. Inventories, once reserved, are not written back up as such reserve adjustments are considered to be a permanent decrease to the cost basis of the excess or obsolete inventory.

Segment Results (Also refer to Note 11 of Notes to Consolidated Financial Statements in Item 1 of this report for important information regarding APC’s reportable segments)

In thousands

	Six months ended		Three months ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Segment net sales
Small Systems	$576,237	$500,046	$301,143	$257,520
Large Systems	136,232	103,590	77,911	55,997
Other	29,906	33,197	13,737	15,860
Total segment net sales	742,375	636,833	392,791	329,377
Shipping and handling revenues	5,039	3,638	2,872	2,119
Total net sales	$747,414	$640,471	$395,663	$331,496

Segment profits
Small Systems	$275,290	$237,651	$137,825	$123,069
Large Systems	20,510	18,387	12,239	10,480
Other	18,674	18,797	8,124	8,563
Total segment profits	314,474	274,835	158,188	142,112
Shipping and handling net costs	15,860	12,909	8,666	6,100
Other indirect operating expenses	220,681	179,731	116,094	92,831
Other income, net	3,988	5,185	2,256	2,677
Earnings before income taxes	$81,921	$87,380	$35,684	$45,858

Small Systems.  Net sales for products in the Small Systems segment, which provides power protection, UPS, and management products for the PC, server, and local area networking markets, increased in the second quarter of 2004 by 16.9% over the second quarter of 2003, and increased in the first six months of 2004 by 15.2% over the first six months of 2003. Performance in this segment was driven by strong growth in our core Smart-UPS® and Back-UPS families. The Smart-UPS family experienced growth across its offerings, and Back-UPS revenue was also strong with particular strength in low-end retail and OEM products. This segment also benefited from strength in NCPI and InfraStruXure related products, including NetShelter racks and rack Power Distribution Units.

Gross margins for the Small Systems segment decreased in the second quarter of 2004 from the comparable period in 2003, and remained substantially unchanged for the first six months of 2004 compared to the first six months of 2003. The factors influencing the gross margins of this segment included the impact of pricing actions and product mix shifts within the segment, as lower-margin desktop power protection products experienced strong growth in the second quarter of 2004, as well as within product lines comprising the segment, as exhibited by growth in Smart-UPS lower-margin models, partially offset by favorable currency trends and product cost reductions. APC’s Small Systems cost reductions were achieved through a combination of product transitions to low cost manufacturing locations and material cost reductions from APC’s supplier base. Our product cost reductions favorably impacted gross margins in the Small Systems segment by approximately 455 basis points in the second quarter of 2004 and 375 basis points in the first six months of 2004, and were driven principally by material cost improvements.

Large Systems.  Net sales for products in the Large Systems segment, consisting primarily of three-phase UPS, services, precision cooling products and ancillary products for data centers, facilities, and communication applications, increased in the second quarter of 2004 by 39.1% over the second quarter of 2003, and increased in the first six months of 2004 by 31.5% over the first six months of 2003. With approximately 75% of InfraStruXure revenue included in the Large Systems segment, InfraStruXure sales were a major contributor to year-over-year growth of this segment. On a product level, Symmetra three-phase, the primary power component of an InfraStruXure system, was a leading growth driver. In addition, we experienced strong year-over-year growth from ancillary products and from our industrial product business. Also contributing to improvement in the first six months of 2004 was solid growth during the first quarter of 2004 of our service revenue, ancillary products, and precision cooling solutions.

Gross margins for the Large Systems segment decreased in the second quarter and first six months of 2004 from the comparable prior year levels. This decline was the result of increased costs within our service business as well as increasing material costs on cooling products and cost inefficiencies from product lines experiencing declining volumes, partially offset by the volume-driven cost improvements on Symmetra 3-phase products. The favorable impact of these cost improvements were further enhanced by Symmetra’s increasing share of Large Systems revenue. Gross margins in the Large Systems segment for the first six months of 2004 were negatively impacted by aggressive pricing in the precision cooling product category in the first quarter of 2004.

“Other” Segment.  Net sales for products in the Other segment, consisting principally of mobile accessories and replacement batteries, decreased in the second quarter of 2004 by 13.4% from the second quarter of 2003, and decreased in the first six months of 2004 by 9.9% from the first six months of 2003. We believe that softness in the markets for this segment’s major product categories, i.e., mobile accessories and replacement batteries, contributed to the decrease.

Gross margins for the Other segment improved in the second quarter and first six months of 2004 from the comparable prior year levels. The gross margin improvements were the result of one-time start-up costs incurred last year relating to our TravelPower Cases combined with a favorable mix shift within the segment toward higher-margin replacement batteries, partially offset by the impact of pricing actions taken on select products.

Operating Expenses

Marketing, Selling, General, and Administrative (SG&A) Expenses.  SG&A expenses in the second quarter of 2004 were $94.6 million or 23.9% of net sales compared to $76.5 million or 23.1% of net sales in the second quarter of 2003. SG&A expenses in the first six months of 2004 were $180.8 million or 24.2% of net sales compared to $148.9 million or 23.3% of net sales in the first six months of 2003. We continue to commit resources to support our sales and marketing objectives, with a primary focus on increasing the awareness of our existing and prospective customers, particularly in relation to our InfraStruXure architecture. The increases in total spending in the second quarter and first six months of 2004 reflected ongoing sales and promotional efforts which involve expanding our sales and support teams, developing new channels such as manufacturer representatives and engineering contractors, and increasing sales and marketing support of our core reseller channels, as well as funding our educational efforts through high-level customer and partner events. Also contributing to the increases in total spending were higher professional service costs in the second quarter and first six months of 2004 in support of ongoing litigation and Sarbanes-Oxley compliance.

The allowance for bad debts was 6.4% of gross accounts receivable at June 27, 2004 compared to 6.7% at December 31, 2003. Accounts receivable balances outstanding over 60 days represented 13.7% of total receivables at June 27, 2004 compared to 13.5% at December 31, 2003. This increase reflects a growing portion of our business originating in areas where longer payment terms are customary, including a growing contribution from international markets. We continue to experience strong collection performance. Write-offs of uncollectable accounts represent less than 1% of net sales. A majority of international customer balances continue to be covered by receivables insurance.

Research and Development (R&D).  R&D expenditures were $21.4 million or 5.4% of net sales in the second quarter of 2004, up from $16.3 million or 4.9% of net sales in the second quarter of 2003. R&D expenditures were $39.8 million or 5.3% of net sales in the first six months of 2004, up from $30.8 million or 4.8% of net sales in the first six months of 2003. We continue to commit resources to support our investment in research and development with a primary focus on driving product innovation through increasing engineering efforts. We believe that continued product innovation through development is necessary for our existing products to remain competitive in our markets, as well as creating opportunities from new product introductions. The increases in total R&D spending primarily reflect increased numbers of software and hardware engineers and costs associated with new product development and engineering support.

Other Income, Net and Income Taxes

Other Income, Net.  Other income is comprised principally of interest income. Global interest income decreased in the second quarter and first six months of 2004 from the comparable periods last year, principally due to the strategic purchase of additional tax-exempt securities as well as an overall decline in the bond market, partially offset by an increase in average cash balances available for investment during the first quarter of 2004.

At June 27, 2004, APC had $817.1 million of total cash and investments, up from $806.8 million at December 31, 2003, all of which are stated at fair value. We manage APC’s cash and investment balances to preserve principal and liquidity while maximizing our return on the total investment portfolio. We diversify our investment portfolio by investing in multiple types of investment-grade securities with multiple investment brokers. Based on APC’s investment portfolio and interest rates at June 27, 2004, a 100 basis point increase or decrease in interest rates would have resulted in an increase or decrease of approximately $8 million in our annual interest income.

Income Taxes.  Our effective income tax rate was approximately 25.0% and 27.8% for the second quarters and first six months ended June 27, 2004 and June 29, 2003, respectively. The decrease in 2004 from 2003 is attributable to tax savings from an increasing portion of taxable earnings anticipated to be generated from APC’s operations in jurisdictions currently having lower income tax rates than the present U.S. statutory income tax rate. This shift resulted partially from our product transitions to lower cost, lower tax, manufacturing locations. APC has tax holidays in China, India, and the Philippines, which reduce or eliminate the income taxes paid in those countries. A substantial portion of APC’s tax holiday in the Philippines expired in the third quarter of 2003. Although this will have the effect of increasing APC’s foreign taxes, APC’s effective income tax rate will remain considerably lower than the U.S. statutory federal corporate tax rate of 35%.

LIQUIDITY AND FINANCIAL RESOURCES

Working Capital.  Working capital at June 27, 2004 was $1.298 billion compared to $1.217 billion at December 31, 2003. APC has been able to increase its working capital position as the result of continued positive operating results and despite internally financing the capital investment required to expand its operations as well as R&D, sales and marketing spending.

Cash Flows.  The following table summarizes our cash flows for the three and six month periods ended June 27, 2004 and June 29, 2003.

In thousands

	Six months ended		Three months ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003

Net cash provided by operating activities	$47,888	$15,405	$12,198	$26,046

Net cash used in investing activities	(55,688)	(40,035)	(33,069)	(76,563)

Net cash (used in) provided by financing activities	(25,162)	11,094	(13,364)	8,588

Net change in cash and cash equivalents	(32,962)	(13,536)	(34,235)	(41,929)
Cash and cash equivalents at beginning of period	252,114	209,322	253,387	237,715
Cash and cash equivalents at end of period	$219,152	$195,786	$219,152	$195,786

Cash Flows from Operating Activities. Our cash flow from operations for the second quarter and first six months of 2004 were impacted by lower profit levels and reflected increased investment in working capital, particularly inventories as well as higher accounts receivable balances consistent with our strong sales growth. These factors were partially offset in the first six months of 2004, by the favorable impact of increasing accounts payable and other liabilities.

Cash Flows from Investing Activities. Our investing activities cash flows were used mainly for the purchase of held-to-maturity securities and for capital spending, principally manufacturing and office equipment, purchased software applications, and building improvements. Cash available from operations resulted in net purchases of investments in the second quarter and first six months of 2004, including the purchase of additional tax-exempt securities. Our investment approach and the composition of our investment portfolio remained relatively constant overall with no investments having maturity dates greater than two years.

Cash Flows from Financing Activities. Our cash flows from financing activities resulted from proceeds from issuances of common stock relating to employee stock plans, and were more than offset during the second quarter and first six months of 2004 by the payment of approximately $16.0 million and $32.0 million, respectively, of common stock dividends.

Inventories.  Worldwide inventories were $456.1 million at June 27, 2004, up from $402.2 million at December 31, 2003. Higher levels of on-hand raw materials and finished goods were required during the first six months of 2004 to meet increasing current and anticipated demand, particularly InfraStruXure demand, as well as to manage the supply chain requirements associated with continuing transfers of production of a wide range of Small and Large Systems products to and among our low cost manufacturing regions in 2004. In addition, we increased our inventory levels of price-sensitive materials to hedge against the risk of current and anticipated commodity cost trends, as well as to support continuing new product introductions. Despite increasing inventory levels, inventory as a percentage of quarterly net sales was 115% in the second quarter of 2004, down from 125% in the first quarter of 2004, and 116% in the second quarter of 2003, reflecting our strong second quarter 2004 net sales performance. There were no inventory charges, other than APC’s standard provisioning, during the second quarters and first six months of 2004 and 2003.

Product Recall.  In early 2003, we announced a product recall of Back-UPS CS 350 and 500 models, due to potential safety issues. Prior to announcing the recall, APC received eight reports worldwide of units overheating, resulting in the melting of the unit’s outer casing, six of which occurred in the United States. Three of the reported incidents resulted in minor property damage; no injuries were reported. The total number of affected devices recalled worldwide is approximately 2.1 million with approximately 900,000 devices recalled in the United States. The recall is limited to two specific models in APC’s Back-UPS CS product line, the Back-UPS CS 350 and the Back-UPS CS 500, in both 120-volt and 230-volt models. The affected units were manufactured between November 2000 and December 2002 and were sold primarily through computer and electrical distribution, catalog and retail outlets worldwide. In the fourth quarter of 2002, APC accrued a current liability and recognized additional warranty expense, classified in cost of goods sold, of $19.6 million. Based upon repair cost and return rate experience to-date as well as current estimates of remaining costs to be incurred, APC expects the aggregate costs for the recall to be less than originally estimated. To reflect this change, cost of goods sold was reduced by $5.5 million in the third quarter of 2003. As of June 27, 2004, APC had incurred approximately 81% of currently estimated total recall costs. Our estimation of remaining recall costs of $2.6 million, comprised of $1.0 million for the U.S. and $1.6 million for international geographies, continues to be subject to actual return rates and per unit repair costs (which can vary by country) as well as estimates for other recall-related costs expected to be incurred. We expect that future amounts will not differ materially from our current estimates.

Contractual Obligations.  Our future contractual obligations have not changed significantly from the amounts reported in our Annual Report on Form 10-K for the year ended December 31, 2003. Our contractual obligations principally include non-cancelable operating leases, primarily for warehousing and office space, which expire at various dates through 2012. These leases contain renewal options for periods ranging from one to nine years and require APC to pay its proportionate share of utilities, taxes, and insurance. APC is not able to determine the aggregate amount of purchase orders that represent contractual obligations for the purchase of goods and services, as such purchase orders may represent authorizations to purchase rather than binding agreements. For the purposes of this disclosure, contractual obligations for the purchase of goods and services are defined as agreements that are enforceable and legally binding on APC and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; the approximate timing of the transaction, and contain no provisions allowing for cancellation without significant penalty. Our purchase orders for raw materials or purchased finished products are based on our current manufacturing needs and/or demand forecasts and are fulfilled by our vendors within short time horizons. We do not have significant agreements for the purchase of raw materials or finished products specifying minimum quantities or set prices that exceed our expected requirements for three months.

Capital Expenditures and Capital Commitments.  During the second quarters of 2004 and 2003, our capital expenditures, net of capital grants, amounted to approximately $9.2 million and $5.6 million, respectively. During the first six months of 2004 and 2003, our capital expenditures, net of capital grants, amounted to approximately $12.5 million and $9.0 million, respectively. Our capital spending consisted primarily of manufacturing and office equipment, purchased software applications, and building improvements. Capital spending in the second quarter and first six months of 2004 focused on funding additional equipment needs and improving existing factories, principally in the U.S., India, and Denmark, as well as continuing investment in information technologies. Substantially all of APC’s net capital expenditures were financed from available operating cash.

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

We had no material capital commitments during the second quarters and first six months of 2004 and 2003, or at June 27, 2004 and December 31, 2003.

APC has agreements with the Industrial Development Authority of Ireland, otherwise known as the IDA. Under these agreements, we receive grant monies for costs incurred for machinery, equipment, and building improvements for our Galway and Castlebar facilities. These grants are equal to 40% and 60%, respectively, of such costs up to a maximum of $13.1 million for Galway and $1.3 million for Castlebar. Such grant monies are subject to APC meeting certain employment goals and maintaining operations in Ireland until termination of the respective agreements. Under a separate agreement with the IDA, we receive direct reimbursement of a portion of costs of certain projects at our Galway and Castlebar facilities related to the development of software products. This grant may reimburse up to 28% of actual eligible expenditures subject to a maximum of €714,588 whichever is the lesser.

Borrowing Facilities and Financial Commitments.  At June 27, 2004 and December 31, 2003, we had available for future borrowings $65.0 million under an unsecured line of credit agreement at a floating interest rate equal to the bank’s cost of funds rate plus 0.625%. No borrowings were outstanding under this facility during the second quarters and first six months of 2004 and 2003, or at June 27, 2004 and December 31, 2003. APC had no significant financial commitments, other than those required in the normal course of business, during the second quarters and first six months of 2004 and 2003, or at June 27, 2004 and December 31, 2003.

Off-Balance-Sheet Arrangements.  APC had no significant off-balance sheet arrangements during the second quarters and first six months of 2004 and 2003, or at June 27, 2004 and December 31, 2003.

Quarterly Cash Dividends.  In June 2003, APC’s Board of Directors approved the initiation of a quarterly cash dividend of $0.08 per share of common stock. Dividends of $0.08 per share were announced and paid in each subsequent quarter including in April 2004 payable on June 16, 2004 to shareholders of record as of May 26, 2004. In June 2004, APC’s Board of Directors approved a 25% increase in its quarterly cash dividend raising the payout to $0.10 per share, as well as APC’s first quarterly dividend at this new rate, payable on September 16, 2004 to shareholders of record as of August 26, 2004. It is the intention of the Board of Directors to pay a comparable quarterly dividend on a going forward basis contingent upon continued capital availability and a determination that cash dividends continue to be in the best interests of APC and its shareholders.

Stock Repurchase Program.  In June 2004, APC’s Board of Directors approved a stock repurchase program which authorizes up to $150 million to repurchase outstanding shares of APC’s common stock. The purchases would be made on the open market based on market and business factors. No such repurchases were made as of June 27, 2004. The repurchase program may be suspended or discontinued at any time without prior notice. In March 2004, APC returned its 250,000 treasury shares to an authorized but not issued status.

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

Foreign Currency Activity.  We invoice our customers in various currencies. Realized and unrealized transaction gains or losses are included in the results of operations and are measured based upon the effect of changes in exchange rates on the actual or expected amount of functional currency cash flows. Transaction gains and losses were not material to the results of operations in the second quarters and first six months of 2004 and 2003.

At June 27, 2004, APC’s unhedged foreign currency accounts receivable, by currency, were as follows:

In thousands	Foreign Currency	U.S. Dollars
European Euros	34,951	$42,259
Swiss Francs	27,623	$22,038
Japanese Yen	2,187,991	$20,165
British Pounds	8,333	$15,144

APC also had non-trade receivables denominated in European Euros of approximately U.S.$0.9 million, liabilities denominated in various European currencies of approximately U.S.$62.7 million, and liabilities denominated in Japanese Yen of approximately U.S.$10.9 million.

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

Our critical accounting policies are as follows:

Revenue Recognition

We follow very specific and detailed guidelines in measuring revenue; however, certain judgments affect the application of our revenue policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter. In general, revenue is recognized when title has passed at the time of delivery of product for all of our operating segments as stipulated by the delivery terms for the sales transactions. In addition, prior to revenue recognition, we require persuasive evidence of the arrangement, that the price is fixed or determinable, and that collectibility is reasonably assured. Installation is not applicable for Small Systems and Other segment products based on the nature of the products sold. Generally, revenue associated with Large Systems sales is also recognized at the time of delivery pursuant to the delivery terms. Delivery terms vary, but often include origin-based terms (e.g., FOB Shipping Point and Ex-works) and destination-based terms (e.g., DDU/DDP (delivered duty unpaid/delivered duty paid)).

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

For all sales, except those completed over the Internet (excluding sales orders received via EDI transmission), we use a binding purchase order as evidence of an arrangement. For sales over the Internet, we use a credit card authorization as evidence of an arrangement. Sales through certain customers are evidenced by a master agreement governing the relationship together with binding purchase orders on a transaction by transaction basis.

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

In early 2003, we announced a product recall of Back-UPS CS 350 and 500 models, due to potential safety issues. Prior to announcing the recall, APC received eight reports worldwide of units overheating, resulting in the melting of the unit’s outer casing, six of which occurred in the United States. Three of the reported incidents resulted in minor property damage; no injuries were reported. The total number of affected devices recalled worldwide is approximately 2.1 million with approximately 900,000 devices recalled in the United States. The recall is limited to two specific models in APC’s Back-UPS CS product line, the Back-UPS CS 350 and the Back-UPS CS 500, in both 120-volt and 230-volt models. The affected units were manufactured between November 2000 and December 2002 and were sold primarily through computer and electrical distribution, catalog and retail outlets worldwide. In the fourth quarter of 2002, APC accrued a current liability and recognized additional warranty expense, classified in cost of goods sold, of $19.6 million. Based upon repair cost and return rate experience to-date as well as current estimates of remaining costs to be incurred, APC expects the aggregate costs for the recall to be less than originally estimated. To reflect this change, cost of goods sold was reduced by $5.5 million in the third quarter of 2003. As of June 27, 2004, APC had incurred approximately 81% of currently estimated total recall costs. Our estimation of remaining recall costs of $2.6 million, comprised of $1.0 million for the U.S. and $1.6 million for international geographies, continues to be subject to actual return rates and per unit repair costs (which can vary by country) as well as estimates for other recall-related costs expected to be incurred. Actual return rates may vary significantly among different geographies. The most significant risks associated with our return rate assumptions include varying degrees of product recall regulation by geography as well as varying consumer awareness levels and access to timely recall information. Actual per unit repair cost includes principally transportation costs which will be influenced by the proximity of customer locations to the service center location as well as the priority level of delivery requirements. We expect that actual future amounts will not differ materially from our current estimates.

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

To the extent we believe that recovery of deferred tax assets is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the consolidated statements of income. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At June 27, 2004 and December 31, 2003, we provided a valuation allowance on certain of our deferred tax assets, primarily consisting of net operating losses generated in 2001 through 2004 for the start up and continuing operations of Brazilian operations, because of uncertainty regarding their realizability. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

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

The factors that could cause actual results to differ materially include the following: costs to comply with the provisions of the Sarbanes-Oxley Act of 2002 are greater than currently anticipated; impact on order management and fulfillment, financial reporting and supply chain management processes as a result of APC’s reliance on a variety of computer systems, including Oracle 11i which is periodically upgraded; costs incurred by APC for the product recall of select Back-UPS CS models are greater than or less than currently anticipated; the impact of increasing competition which could adversely affect APC’s revenues and profitability; the impact of foreign currency exchange rate fluctuations; the impact on demand, component availability and pricing, and logistics, and the disruption of Asian manufacturing operations that result from labor disputes, war, acts of terrorism or political instability; ramp up, expansion and rationalization of global manufacturing capacity; the discovery of a latent defect in any of APC’s products; APC’s ability to effectively align operating expenses and production capacity with the current demand environment; general worldwide economic conditions, and, in particular, the possibility that the PC and related markets decline; growth rates in the power protection industry and related industries, including but not limited to the PC, server, networking, telecommunications and enterprise hardware industries; competitive factors and pricing pressures; product mix changes and the potential negative impact on gross margins from such changes; changes in the seasonality of demand patterns; inventory risks due to shifts in market demand; component constraints, shortages, pricing and quality; risk of nonpayment of accounts receivable; the uncertainty of the litigation process including risk of an unexpected, unfavorable result of current or future litigation; and the risks described from time to time in APC’s filings with the Securities and Exchange Commission.

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

ITEM 4.  CONTROLS AND PROCEDURES

(A)     Evaluation of disclosure controls and procedures

Our chief executive officer and our chief financial officer, after evaluating the effectiveness of APC’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) as of a date (the “Evaluation Date”) as of the end of the period covering this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

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

As previously reported in APC’s Form 10-Q for the first quarter ended March 28, 2004, on February 5, 2004, Liebert Corporation and Zonatherm Products, Inc., Liebert’s sales representative firm in the Chicago area, filed a lawsuit in the Circuit Court of Cook County, Illinois, Chancery Division (the “Court”) against APC, Aerico, LLC, a sales representative firm formed by former employees of Zonatherm Products, and the former employees of Zonatherm Products who formed Aerico, LLC. The lawsuit alleged willful violation of the Illinois Trade Secrets Act, tortuous interference with contract, tortuous interference with prospective economic advantage, civil conspiracy and conspiracy to breach fiduciary duties. Liebert and Zonatherm are seeking compensatory and punitive damages and injunctive relief. On February 18, 2004, the Court denied plaintiffs’ motion for a temporary restraining order. On July 16, 2004, the Court dismissed without prejudice all claims except the Illinois Trade Secret Act claim.

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

ITEM 2.     CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

In June 2004, APC’s Board of Directors approved a stock repurchase program which authorizes up to $150 million to repurchase outstanding shares of APC’s common stock. The purchases would be made on the open market based on market and business factors. No such repurchases were made as of June 27, 2004.  The repurchase program may be suspended or discontinued at any time without prior notice.

APC commenced the repurchase of its common stock in early August and, as of August 6, 2004, had repurchased approximately 2.3 million shares on the open market at an average price of approximately $15 per share.

In March 2004, APC returned its 250,000 treasury shares to an authorized but not issued status.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on June 10, 2004 at which APC’s shareholders approved the following:

(i)                         by a vote of 180,720,866 shares in favor, 1,253,464 opposed, and 718,204 abstaining, the number of directors was fixed at eight.

(ii)                      the following persons (with vote results) were elected to serve another term as Directors of APC:

	For	Withheld
Rodger B. Dowdell, Jr.	145,576,667	37,115,867
Emanuel E. Landsman	141,108,354	41,584,180
Neil E. Rasmussen	145,791,548	36,900,986
Ervin F. Lyon	135,851,433	46,841,101
James D. Gerson	178,119,031	4,573,503
John G. Kassakian	179,456,779	3,235,755
John F. Keane, Sr.	174,950,972	7,741,562
Ellen B. Richstone	179,545,208	3,147,326

(iii)                   by a vote of 131,953,073 shares in favor, 23,257,955 opposed, 1,076,895 abstaining, and 26,404,611 broker non-votes, APC’s 2004 Long-Term Incentive Plan was approved.

(iv)                  by a vote of 181,567,248 shares in favor, 933,119 opposed, and 192,167 abstaining, the ratification of the appointment of APC’s independent auditors, KPMG LLP, was approved.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(A)     Exhibits

Exhibit No. 3.01

Articles of Organization of APC, as amended, previously filed as an exhibit to APC’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 1999 and incorporated herein by reference (File No. 1-12432)

Exhibit No. 3.02

By-Laws of APC, as amended and restated, previously filed as an exhibit to APC’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference (File No. 1-12432)

Exhibit No. 31.1

Certification of Rodger B. Dowdell, Jr., Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit No. 31.2

Certification of Donald M. Muir, Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit No. 32.1

Certification of Rodger B. Dowdell, Jr., Chief Executive Officer, pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit No. 32.2

Certification of Donald M. Muir, Chief Financial Officer, pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(B)  Reports on Form 8-K – None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN POWER CONVERSION CORPORATION

Date: August 6, 2004

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