Form 10-Q
period 2004-09-26
AMERICAN POWER CONVERSION CORPORATION
filed 2004-11-05
CIK 835910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2004

or

☐               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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

Registrant’s Common Stock outstanding, $0.01 par value, at October 28, 2004 – 191,266,000 shares

FORM 10-Q

September 26, 2004

AMERICAN POWER CONVERSION CORPORATION

INDEX

Part I - Financial Information:

Item 1.	Consolidated Condensed Financial Statements:
Consolidated Condensed Balance Sheets - September 26, 2004 and December 31, 2003 (Unaudited)

Consolidated Condensed Statements of Income - Three Months and Nine Months Ended September 26, 2004 and September 28, 2003 (Unaudited)

Consolidated Condensed Statements of Cash Flows - Three Months and Nine Months Ended September 26, 2004 and September 28, 2003 (Unaudited)

Notes to Consolidated Condensed Financial Statements (Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II - Other Information:

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.	Exhibits

Signatures

Exhibit Index

PART I - CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

ITEM 1.  FINANCIAL STATEMENTS

AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

In thousands except per share amount

(Unaudited)

ASSETS

	September 26, 2004	December 31, 2003
Current assets:
Cash and cash equivalents	$166,070	$252,114
Short term investments (Note 4)	500,405	496,209
Accounts receivable, less allowance for doubtful accounts of $17,435 in 2004 and $18,987 in 2003	308,245	264,718
Inventories:
Raw materials	220,009	185,431
Work-in-process and finished goods	244,766	216,791
Total inventories	464,775	402,222

Prepaid expenses and other current assets	37,752	25,296
Deferred income taxes	59,612	57,638

Total current assets	1,536,859	1,498,197

Property, plant and equipment:
Land, buildings and improvements	69,666	71,206
Machinery and equipment	214,709	207,506
Office equipment, furniture and fixtures	91,200	85,474
Purchased software	40,495	35,074
	416,070	399,260
Less accumulated depreciation and amortization	258,072	235,309
Net property, plant and equipment	157,998	163,951

Long term investments (Note 4)	10,477	58,525
Goodwill (Note 5)	7,179	6,679
Other intangibles, net (Note 5)	42,575	50,292
Deferred income taxes	29,311	25,994
Other assets	2,384	2,328

Total assets	$1,786,783	$1,805,966

See accompanying notes to consolidated condensed financial statements.

AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)

In thousands except per share amount

(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 26, 2004	December 31, 2003
Current liabilities:
Accounts payable	$132,400	$102,800
Accrued compensation	42,072	39,366
Accrued sales and marketing programs	41,620	29,947
Accrued warranty (Note 6)	12,482	11,709
Other accrued expenses	35,302	34,146
Deferred revenue	30,762	24,330
Income taxes payable	26,451	38,428

Total current liabilities	321,089	280,726

Deferred tax liability	13,556	14,357

Total liabilities	334,645	295,083

Shareholders’ equity (Notes 7, 8, 9 and 10):
Common stock, $0.01 par value; authorized 450,000 shares in 2004 and 2003; issued 191,261 shares in 2004 and 199,982 shares in 2003	1,913	2,000
Additional paid-in capital	43,102	182,566
Retained earnings	1,404,031	1,326,733
Treasury stock, 250 shares, at cost, in 2003 (Note 8)	—	(1,551)
Accumulated other comprehensive income	3,092	1,135

Total shareholders’ equity	1,452,138	1,510,883

Total liabilities and shareholders’ equity	$1,786,783	$1,805,966

See accompanying notes to consolidated condensed financial statements.

AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

In thousands except earnings per share

(Unaudited)

	Nine months ended		Three months ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003

Net sales (Note 11)	$1,189,085	$1,034,172	$441,671	$393,701

Cost of goods sold	713,785	599,362	264,985	220,817

Gross profit	475,300	434,810	176,686	172,884

Operating expenses:
Marketing, selling, general and administrative	276,455	228,893	95,623	79,969
Research and development	61,611	48,584	21,762	17,777

Total operating expenses	338,066	277,477	117,385	97,746

Operating income	137,234	157,333	59,301	75,138

Other income, net	6,463	7,380	2,475	2,195

Earnings before income taxes	143,697	164,713	61,776	77,333

Income taxes	15,090	45,790	(5,390)	21,498

Net income	$128,607	$118,923	$67,166	$55,835

Basic earnings per share	$0.65	$0.60	$0.34	$0.28

Basic weighted average shares outstanding	198,649	196,900	195,925	197,638

Diluted earnings per share	$0.63	$0.59	$0.34	$0.28

Diluted weighted average shares outstanding	203,472	200,434	199,208	201,649

See accompanying notes to consolidated condensed financial statements.

AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

In thousands

(Unaudited)

	Nine months ended		Three months ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
Cash flows from operating activities
Net income	$128,607	$118,923	$67,166	$55,835
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	27,349	26,635	9,055	9,040
Amortization of other intangibles	8,713	8,934	2,916	2,981
Provision for doubtful accounts	(1,090)	3,920	(1,231)	2,756
Provision for inventories	17,476	3,100	13,000	1,200
Deferred income taxes	(6,092)	3,733	4,040	(1,024)
Other non-cash items, net	2,733	796	918	(346)
Changes in operating assets and liabilities:
Accounts receivable	(42,437)	(32,340)	(35,694)	(46,196)
Inventories	(80,029)	(77,644)	(21,718)	(9,657)
Prepaid expenses and other current assets	(12,456)	5,670	(8,047)	4,661
Other assets	(1,552)	(837)	(1,355)	(193)
Accounts payable	29,600	19,249	6,782	19,396
Accrued expenses	22,740	(11,471)	17,913	828
Income taxes payable	(9,178)	87	(17,249)	14,069
Net cash provided by operating activities	84,384	68,755	36,496	53,350

Cash flows from investing activities
Purchases of held-to-maturity securities	(1,859,573)	(2,271,487)	(527,269)	(873,548)
Maturities of held-to-maturity securities	1,903,425	2,189,494	614,342	822,103
Purchases of available-for-sale securities	—	(598)	—	(146)
Maturities of available-for-sale securities	—	13,131	—	13,131
Capital expenditures	(22,959)	(14,286)	(10,492)	(5,251)
Proceeds from sale of property, plant and equipment	787	—	787	—
Net cash provided by (used in) investing activities	21,680	(83,746)	77,368	(43,711)

Cash flows from financing activities
Purchases of common stock	(150,000)	—	(150,000)	—
Proceeds from issuances of common stock	9,201	23,984	2,345	12,890
Dividends paid on common stock	(51,309)	(15,826)	(19,291)	(15,826)
Net cash (used in) provided by financing activities	(192,108)	8,158	(166,946)	(2,936)

Net change in cash and cash equivalents	(86,044)	(6,833)	(53,082)	6,703
Cash and cash equivalents at beginning of period	252,114	209,322	219,152	195,786
Cash and cash equivalents at end of period	$166,070	$202,489	$166,070	$202,489

Supplemental cash flow disclosures
Cash paid during the period for:
Income taxes (net of refunds)	$27,980	$41,563	$11,202	$9,521

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

A summary of the related 2002 restructuring liabilities during the first, second, and third quarters of 2004 and 2003 is outlined below. APC expects all such restructuring liabilities at September 26, 2004 to be fully paid in cash by the end of 2005.

2002 Restructuring Plans

	Restructuring Liabilities at Beginning of Quarter	Total Charges	Non-cash Charges	Cash Payments	Restructuring Liabilities at End of Quarter
			(In thousands)

Third Quarter 2004
Employee terminations	$25	$—	$—	$—	$25
Termination of U.K. lease	320	—	—	(91)	229
	$345	$—	$—	$(91)	$254
Second Quarter 2004
Employee terminations	$25	$—	$—	$—	$25
Termination of U.K. lease	320	—	—	—	320
	$345	$—	$—	$—	$345
First Quarter 2004
Employee terminations	$25	$—	$—	$—	$25
Termination of U.K. lease	414	—	—	(94)	320
	$439	$—	$—	$(94)	$345

Third Quarter 2003
Employee terminations	$25	$—	$—	$—	$25
Termination of U.K. lease	558	—	—	(77)	481
	$583	$—	$—	$(77)	$506
Second Quarter 2003
Employee terminations	$25	$—	$—	$—	$25
Termination of U.K. lease	617	—	—	(59)	558
	$642	$—	$—	$(59)	$583
First Quarter 2003
Employee terminations	$25	$—	$—	$—	$25
Termination of U.K. lease	775	—	—	(158)	617
	$800	$—	$—	$(158)	$642

4.     Investments

APC classifies as short term its investments with original maturities greater than three months and less than or equal to one year, and as long term its investments with remaining maturities greater than one year and less than or equal to two years. APC has no investments with maturity dates greater than two years. Held-to-maturity securities are carried at amortized cost. Available-for-sale securities are recorded at fair value with net unrealized gains and losses reported, net of income taxes, in other comprehensive income. Management determines the appropriate classification of securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Securities are classified as held-to-maturity when APC has the positive intent and ability to hold such securities to maturity. There were no sales of investment securities in the third quarters and first nine months of 2004 and 2003.

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(In thousands)
At September 26, 2004

Held-to-maturity
Certificates of deposit	$162,843	$—	$—	$162,843
Corporate bonds	247,898	28	(1)	247,925
Municipal bonds and notes	64,701	—	—	64,701
U.S. government agency securities	35,000	—	(94)	34,906
	510,442	28	(95)	510,375
Available-for-sale
Equity investments	440	—	—	440

	$510,882	$28	$(95)	$510,815
At December 31, 2003

Held-to-maturity
Certificates of deposit	$209,814	$—	$—	$209,814
Corporate bonds	236,873	237	—	237,110
Municipal bonds and notes	66,607	67	—	66,674
U.S. government agency securities	41,000	5	(16)	40,989
	554,294	309	(16)	554,587
Available-for-sale
Equity investments	440	—	—	440

	$554,734	$309	$(16)	$555,027

5.     Goodwill and Other Intangible Assets

At each of September 26, 2004 and December 31, 2003, goodwill of $7.2 million and $6.7 million, respectively, was associated with the Small Systems segment. Amortized intangible assets were as follows:

	Weighted	September 26, 2004		December 31, 2003
Amortized Intangible Assets	Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	($ in thousands)
Technology	6 years	$81,040	$42,581	$80,043	$35,239
Customer lists	5 years	8,900	5,873	8,900	4,864
Tradenames	5 years	3,157	2,068	3,157	1,705
Total amortized intangible assets	6 years	$93,097	$50,522	$92,100	$41,808

Aggregate amortization expense related to APC’s other intangible assets for the third quarters of 2004 and 2003 was $2.9 million and $3.0 million, respectively, and for the first nine months of 2004 and 2003 was $8.7 million and $8.9 million, respectively. Estimated aggregated amortization for each of the next five succeeding fiscal years is $11.7 million for 2004, $11.8 million for 2005, $11.8 million for 2006, $9.6 million for 2007, and $5.2 million for 2008. There are no expected residual values related to these intangible assets.

6.     Warranty Liability and Product Recall

	Product Warranty Liability at Beginning of Quarter	Accruals for Product Warranties Issued During the Quarter	Adjustments to Accruals for Preexisting Warranties	Warranty Payments	Product Warranty Liability at End of Quarter
			(In thousands)
Third Quarter 2004	$11,934	$5,418	$—	$(4,870)	$12,482
Second Quarter 2004	$12,001	$5,001	$—	$(5,068)	$11,934
First Quarter 2004	$11,709	$6,291	$—	$(5,999)	$12,001

Third Quarter 2003	$17,577	$7,342	$(5,500)	$(7,854)	$11,565
Second Quarter 2003	$20,746	$5,629	$—	$(8,798)	$17,577
First Quarter 2003	$27,183	$6,965	$—	$(13,402)	$20,746

In early 2003, APC announced a product recall of Back-UPS® CS 350 and 500 models, due to potential safety issues. Prior to announcing the recall, APC received eight reports worldwide of units overheating, resulting in the melting of the unit’s outer casing, six of which occurred in the United States. Three of the reported incidents resulted in minor property damage; no injuries were reported. The total number of affected devices recalled worldwide is approximately 2.1 million with approximately 900,000 devices recalled in the United States. The recall is limited to two specific models in APC’s Back-UPS CS product line, the Back-UPS CS 350 and the Back-UPS CS 500, in both 120-volt and 230-volt models. The affected units were manufactured between November 2000 and December 2002 and were sold primarily through computer and electrical distribution, catalog and retail outlets worldwide. In the fourth quarter of 2002, APC accrued a current liability and recognized additional warranty expense, classified in cost of goods sold, of $19.6 million. Based upon repair cost and return rate experience to-date as well as then-current estimates of remaining costs to be incurred, APC projected that aggregate costs for the recall would be less than originally estimated. To reflect this change, cost of goods sold was reduced by $5.5 million in the third quarter of 2003.

As of September 26, 2004, APC had incurred approximately 83% of currently estimated total recall costs. Our estimation of remaining recall costs of $2.4 million, comprised of $0.9 million for the U.S. and $1.5 million for international geographies, continues to be subject to actual return rates and per unit repair costs (which can vary by country) as well as estimates for other recall-related costs expected to be incurred. We expect that future amounts will not differ materially from our current estimates.

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

	Nine months ended		Three months ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
	(In thousands)
Basic weighted average shares outstanding	198,649	196,900	195,925	197,638
Net effect of dilutive potential common shares outstanding based on the treasury stock method using the average market price	4,823	3,534	3,283	4,011
Diluted weighted average shares outstanding	203,472	200,434	199,208	201,649
Antidilutive potential common shares excluded from the computation above	2,706	3,921	2,996	3,249

8.     Shareholders’ Equity

The decrease in paid-in capital during 2004 reflected APC’s third quarter repurchase on the open market of approximately 9.3 million shares of its common stock, at an average price of $16.09 per share totaling $150 million, completing a program approved by APC’s Board of Directors in June 2004. No further repurchases will be made under this program. Such shares have been deemed authorized but not issued. In addition, in March 2004, APC returned its 250,000 treasury shares to an authorized but not issued status. The total decrease in paid-in capital during 2004 was partially offset by the exercise of employee stock options as well as the tax benefit arising from the disposition of option shares by APC employees.

In June 2003, APC’s Board of Directors approved the initiation of a quarterly cash dividend of $0.08 per share of common stock. Dividends of $0.08 per share were declared and paid in each subsequent quarter including in April 2004, payable on June 16, 2004 to shareholders of record as of May 26, 2004. In June 2004, APC’s Board of Directors approved a 25% increase in its quarterly cash dividend raising the payout to $0.10 per share, as well as approved APC’s first quarterly dividend at this new rate, payable on September 16, 2004 to shareholders of record as of August 26, 2004. It is the intention of the Board of Directors to pay a comparable quarterly dividend on a going forward basis contingent upon continued capital availability and a determination that cash dividends continue to be in the best interests of APC and its shareholders.

9.     Comprehensive Income

The components of comprehensive income, net of tax, are as follows:

	Nine months ended		Three months ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
	(In thousands)
Net income	$128,607	$118,923	$67,166	$55,835
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment	1,957	742	142	(526)
Net unrealized gain on investments, net of income taxes	—	54	—	180
Other comprehensive income (loss)	1,957	796	142	(346)
Comprehensive income	$130,564	$119,719	$67,308	$55,489

10.  Stock-Based Compensation

On June 10, 2004, APC’s shareholders approved APC’s 2004 Long-Term Incentive Plan (LTI Plan), which replaces the 1997 Stock Option Plan. At September 26, 2004, APC had two stock-based compensation plans, the aforementioned 2004 LTI Plan and the 1997 Non-employee Director Stock Option Plan, and an employee stock purchase plan, described more fully in Note 11 of Notes to Consolidated Financial Statements in Item 8 of APC’s Form 10-K for the year ended December 31, 2003. As permitted by Statement of Financial Accounting Standards No. 123 as amended by No. 148, Accounting for Stock-Based Compensation, APC accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if APC had applied the fair value recognition provisions of Statement 123 to stock-based employee compensation:

		Nine months ended		Three months ended
		September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
		(In thousands except per share amounts)
Net income	As reported	$128,607	$118,923	$67,166	$55,835
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	Pro forma	(8,319)	(16,511)	(3,368)	(5,612)
Net income	Pro forma	$120,288	$102,412	$63,798	$50,223

Basic earnings per share	As reported	$0.65	$0.60	$0.34	$0.28
	Pro forma	$0.61	$0.52	$0.33	$0.25

Diluted earnings per share	As reported	$0.63	$0.59	$0.34	$0.28
	Pro forma	$0.59	$0.51	$0.32	$0.25

On October 25, 2004, APC’s Board of Directors approved the award of 927,500 restricted stock units (RSU) under the 2004 LTI Plan. Under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, stock-based employee compensation cost will be reflected in net income for such units beginning in the fourth quarter of 2004. The RSU Awards will vest, and the underlying common stock will concurrently issue, ratably over four years, whereby one-fourth of the shares will vest on each of June 30, 2005, June 30, 2006, June 30, 2007, and June 30, 2008.

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

APC measures the profitability of its segments based on gross margin. Segment gross margins exclude certain expenses which are managed outside the reportable segments. Costs excluded from segment profit are operating expenses, primarily consisting of research and development, selling and corporate expenses, and income taxes. In addition, APC’s third quarter 2004 excess inventory provision and third quarter 2003 update to its 2002 product recall provision were not allocated to APC’s operating segments, but rather were classified as indirect operating expenses for segment reporting consistent with APC’s classification for its internal financial reporting. Expenditures for additions to long-lived assets are not tracked or reported by the operating segments, although depreciation expense is allocated to and reported by the operating segments.

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

Summary operating segment information is as follows:

	Nine months ended		Three months ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
	(In thousands)
Segment net sales
Small Systems	$919,830	$813,323	$343,593	$313,277
Large Systems	214,458	163,390	78,226	59,800
Other	46,726	51,461	16,820	18,264
Total segment net sales	1,181,014	1,028,174	438,639	391,341
Shipping and handling revenues	8,071	5,998	3,032	2,360
Total net sales	$1,189,085	$1,034,172	$441,671	$393,701

Segment profits
Small Systems	$443,841	$387,033	$168,551	$149,382
Large Systems	37,935	33,073	17,425	14,686
Other	29,816	29,491	11,142	10,694
Total segment profits	511,592	449,597	197,118	174,762
Shipping and handling net costs	24,792	20,287	8,932	7,378
Provision for excess inventory	11,500	—	11,500	—
Update to provision for product recall	—	(5,500)	—	(5,500)
Other indirect operating expenses	338,066	277,477	117,385	97,746
Other income, net	6,463	7,380	2,475	2,195
Earnings before income taxes	$143,697	$164,713	$61,776	$77,333

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

As previously reported in APC’s Form 10-Q for the quarters ended March 28, 2004 and June 27, 2004, on February 5, 2004, Liebert Corporation and Zonatherm Products, Inc., Liebert’s sales representative firm in the Chicago area, filed a lawsuit in the Circuit Court of Cook County, Illinois, Chancery Division (the “Court”) against APC, Aerico, LLC, a sales representative firm formed by former employees of Zonatherm Products, and the former employees of Zonatherm Products who formed Aerico, LLC. The lawsuit alleged willful violation of the Illinois Trade Secrets Act, tortious interference with contract, tortious interference with prospective economic advantage, civil conspiracy and conspiracy to breach fiduciary duties. Liebert and Zonatherm are seeking compensatory and punitive damages and injunctive relief. On February 18, 2004, the Court denied plaintiffs’ motion for a temporary restraining order. On July 16, 2004, the Court dismissed without prejudice all claims except the Illinois Trade Secret Act claim. On August 6, 2004, plaintiffs filed a second amended complaint reasserting the claims dismissed by the Court on July 16, 2004. On August 20, 2004, the Court denied plaintiffs’ motion for preliminary injunction as to violation of the Illinois Trade Secrets Act. On September 21, 2004, plaintiffs filed a Notice of Appeal of the August 20, 2004 ruling.

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

13.  Subsequent Events

In October 2004, APC’s Board of Directors approved a quarterly dividend payable on December 15, 2004 to shareholders of record as of November 24, 2004. It is the intention of the Board of Directors to pay a comparable quarterly dividend on a going forward basis contingent upon continued capital availability and a determination that cash dividends continue to be in the best interests of APC and its shareholders.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a discussion of our business outlook for the remainder of this fiscal year.  We also provide a discussion of our Results of Operations for the third quarter and first nine months of 2004 compared to the third quarter and first nine months of 2003. This discussion includes an overview of our operating results and the directions in which we believe our markets, segments, and geographies are moving. We then provide a Liquidity and Financial Resources discussion of the significant changes in our balance sheet during the first nine months of 2004, and cash flows for the third quarter and first nine months of 2004 compared to the third quarter and first nine months of 2003, as well as our contractual obligations and foreign currency activity. This is followed by a discussion of the Critical Accounting Policies that we believe are important to our business operations and understanding of our results of operations. We conclude with information about factors that may affect our future results.

This MD&A should be read in conjunction with the other sections of this report, including “Item 1. Financial Statements” and also our Annual Report on Form 10-K for the year ended December 31, 2003, including “Item 1. Business;” “Item 6. Selected Financial Data;” and “Item 8. Financial Statements and Supplementary Data.”

In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-Q.

BUSINESS OUTLOOK

We entered 2004 in as strong a competitive and financial position as ever before, and we are leveraging this strength throughout our business. It is evident that APC solutions are resonating with customers across their networks as we experienced growth in our major business segments. Not only have our core UPS offerings grown, but increasingly APC solutions, specifically our InfraStruXure architecture, are being specified for network-critical physical infrastructure (NCPI) requirements. As customers implement adaptable, on-demand information technology (IT) systems, we believe that APC’s products are supporting NCPI needs more quickly and more cost-effectively than ever before.

As we approach the end of 2004, we currently expect growth in our overall annual revenue driven principally by anticipated continued revenue growth in our Small and Large Systems reportable segments. We expect the rate of growth of our Large Systems products to be greater than the growth expected for Small Systems due to the assumed continued success of our overall strategy and the acceptance of our products in specific market segments.

Overall gross margins for 2004 are currently expected to be impacted by a shift in product mix toward the faster-growing, lower-margin Large Systems products. Gross margins, particularly for Small Systems products, are expected to be impacted by price reductions. Gross margin variability could result from changing revenue levels, which are dependent on unit volumes and prices as well as the mix of products sold, unit costs and yield issues associated with production at our factories, currency trends, changing component and commodity costs, excess manufacturing capacity, excess inventory, inventory obsolescence and variations in inventory valuation.

We have dedicated significant efforts to rationalize our overall manufacturing capacity over the past three years and we will continue to plan for future capacity requirements based on the assumed continued acceptance and demand for our products in the specific market segments they were designed to address. We currently expect that capital spending will be between $25 million and $35 million in 2004, compared to $21.6 million in 2003. We expect that most of the capital spending for 2004 will go toward maintaining, upgrading, and expanding current manufacturing capacity, as well as investing to upgrade current hardware and software office technologies. We are also in the process of building product demonstration sites in selected locations around the world in support of our present strategy.

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

We currently expect our tax rate to be approximately 15% for 2004. This rate includes the effect of a net tax credit in the third quarter of 2004 of approximately $20.8 million associated with the reversal of income tax provisioning resulting from the favorable outcome of recent tax audits by U.S. federal and state taxing authorities. The estimated effective tax rate is based on current tax law and the current expected income. The tax rate may be affected by the jurisdictions in which profits are determined to be earned and taxed, our ability to successfully implement additional tax savings planning opportunities, the outcome of tax audits, and our ability to realize deferred tax assets. We expect our tax rate for the fourth quarter of 2004 to return to levels similar to the first half of 2004. In October 2004, the American Jobs Creation Act of 2004 was enacted. This Act repealed the tax code’s extraterritorial income (ETI) exclusion in response to the World Trade Organization’s challenge that the ETI exclusion was a prohibited tax subsidy. The repeal will be phased in through 2006. The Act replaced the ETI exclusion with a 9% domestic deduction for domestic production activities effective for APC’s 2005 tax year. The Act also provides for an elective tax-favored repatriation of offshore earnings, provided that the dividends are invested in the United States under a properly approved domestic reinvestment plan. The election to apply an 85% dividends-received deduction against cash dividends made by APC’s offshore subsidiaries can be made in either 2004 or 2005. We are currently reviewing the Act to determine its impact on APC.

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

On October 25, 2004, APC’s Board of Directors approved the award of 927,500 restricted stock units under the 2004 LTI Plan. Under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, stock-based employee compensation cost will be reflected in net income for such units beginning in the fourth quarter of 2004.

RESULTS OF OPERATIONS COMPARISON OF THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 26, 2004 AND SEPTEMBER 28, 2003

Revenues

Net sales were $441.7 million for the third quarter of 2004, an increase of 12.2% compared to $393.7 million for the same period in 2003. Net sales for the first nine months of 2004 were $1.189 billion compared to $1.034 billion in 2003, an increase of 15.0%. These increases were attributable to strength in our major product segments, the Small and Large System segments, as well as growth across our major geographies. Demand for information technology hardware continued to be healthy in the third quarter 2004. Our product segment growth was driven by ongoing advancement of our data center initiatives. Management continues to believe our InfraStruXure™ systems are increasingly being specified for network-critical physical infrastructure (NCPI) requirements. Our core uninterruptible power supply (UPS) offerings also contributed solid growth during the third quarter and first nine months of 2004. For further information about revenues by segment, refer to the Segment Results section below.

Revenues by Geography.  The following tables summarize our revenues on a geographic basis for the three and nine month periods ended September 26, 2004 and September 28, 2003.

	Three months ended
	September 26, 2004	% of Total	September 28, 2003	% of Total
	($ in millions)
North and Latin America (the Americas)	$226.1	51.2%	$206.1	52.4%
Europe, the Middle East, and Africa (EMEA)	137.7	31.2%	117.1	29.7%
Asia	77.9	17.6%	70.5	17.9%
Total Net Sales	$441.7	100.0%	$393.7	100.0%

	Nine months ended
	September 26, 2004	% of Total	September 28, 2003	% of Total
	($ in millions)
North and Latin America (the Americas)	$601.1	50.6%	$529.1	51.2%
Europe, the Middle East, and Africa (EMEA)	367.5	30.9%	316.9	30.6%
Asia	220.5	18.5%	188.2	18.2%
Total Net Sales	$1,189.1	100.0%	$1,034.2	100.0%

In the third quarter of 2004, net sales of the Americas increased 9.7% over the third quarter of 2003. In the first nine months of 2004, net sales of the Americas increased 13.6% over the first nine months of 2003. Net sales of EMEA increased 17.6% in the third quarter of 2004 over the third quarter of 2003 and increased 16.0% in the first nine months of 2004 over the first nine months of 2003. Net sales of Asia increased 10.5% in the third quarter of 2004 over the third quarter of 2003, and increased 17.2% in the first nine months of 2004 over the first nine months of 2003.

In the third quarter of 2004, on a constant currency basis, EMEA’s net sales increased 12.0% and Asia’s net sales increased 7.6% over the third quarter of 2003. In the first nine months of 2004, on a constant currency basis, EMEA’s net sales increased 9.6% and Asia’s net sales increased 11.4% over the first nine months of 2003. Total third quarter and first nine months 2004 net sales grew 10.0% and 11.9%, respectively, on a constant currency basis over the comparable prior year periods. EMEA’s revenues would have been lower, on a constant currency basis, by $6.6 million in the third quarter of 2004 and by $20.3 million in the first nine months of 2004, principally due to strengthening of the Euro and British pound. Asia’s revenues would have been lower, on a constant currency basis, by $2.0 million in the third quarter of 2004 and by $10.9 million in the first nine months of 2004, principally due to strengthening of the Japanese yen and Australian dollar. In total, the impact of currency exchange rate changes worldwide added $8.6 million and $31.7 million to net sales in the third quarter and first nine months of 2004, respectively. We believe constant currency information is useful for an understanding of our operating results. Revenues on a constant currency basis differ from revenues presented in accordance with accounting principles generally accepted in the United States.

Cost of Goods Sold

Cost of goods sold was $265.0 million or 60.0% of net sales in the third quarter of 2004 compared to $220.8 million or 56.1% of net sales in the third quarter of 2003. Cost of goods sold was $713.8 million or 60.0% of net sales in the first nine months of 2004 compared to $599.4 million or 58.0% of net sales in the first nine months of 2003. Gross margins for the third quarter of 2004 were 40.0% of net sales, approximately 390 basis points lower than in the third quarter of 2003. Gross margins for the first nine months of 2004 were 40.0% of net sales, approximately 200 basis points lower than in the first nine months of 2003. Gross margins in the third quarter and first nine months of 2004 were negatively impacted by pricing actions and, to a lesser extent, product mix shifts, notably within our Small Systems segment toward lower-margin products combined with strong sales growth in our lower-margin Large Systems segment. The downward pressure of these factors was substantially offset by cost reductions, particularly in the Small Systems segment, from declining material costs and select product transitions to low cost manufacturing locations, but not to the extent of prior periods, as well as the favorable pricing impact of a weakening U.S. dollar, particularly in Europe. For further information about gross margins by segment, refer to the Segment Results section below.

Provision for excess inventory.  Additionally, third quarter 2004 gross margins included the effects of a $11.5 million incremental charge for excess inventory related to specifically-identified finished goods and raw materials inventories deemed obsolete as the result of recently commenced efforts to reduce the number of unique product offerings in several of our product lines, as well as the result of new product introductions. There were no additional inventory charges, other than APC’s standard provisioning, during the third quarters and first nine months of 2004 and 2003.

Product Recall.  In early 2003, we announced a product recall of Back-UPS CS 350 and 500 models, due to potential safety issues. Prior to announcing the recall, APC received eight reports worldwide of units overheating, resulting in the melting of the unit’s outer casing, six of which occurred in the United States. Three of the reported incidents resulted in minor property damage; no injuries were reported. The total number of affected devices recalled worldwide is approximately 2.1 million with approximately 900,000 devices recalled in the United States. The recall is limited to two specific models in APC’s Back-UPS CS product line, the Back-UPS CS 350 and the Back-UPS CS 500, in both 120-volt and 230-volt models. The affected units were manufactured between November 2000 and December 2002 and were sold primarily through computer and electrical distribution, catalog and retail outlets worldwide. In the fourth quarter of 2002, APC accrued a current liability and recognized additional warranty expense, classified in cost of goods sold, of $19.6 million. Based upon repair cost and return rate experience to-date as well as then-current estimates of remaining costs to be incurred, APC projected that aggregate costs for the recall would be less than originally estimated. To reflect this change, cost of goods sold was reduced by $5.5 million in the third quarter of 2003. As of September 26, 2004, APC had incurred approximately 83% of currently estimated total recall costs. Our estimation of remaining recall costs of $2.4 million, comprised of $0.9 million for the U.S. and $1.5 million for international geographies, continues to be subject to actual return rates and per unit repair costs (which can vary by country) as well as estimates for other recall-related costs expected to be incurred. We expect that future amounts will not differ materially from our current estimates.

Inventory Reserves.  Total inventory reserves at September 26, 2004 were $50.6 million compared to $38.8 million at December 31, 2003. This increase was due primarily to the aforementioned charge for excess inventory as well as routine provisioning that was necessary as a result of applying APC’s inventory reserve methodology throughout the year. APC’s reserve estimate methodology involves quantifying the total inventory position having potential loss exposure. Loss exposure generally results from several business factors, including product or component discontinuance, unplanned changes in demand, product design changes, and factory transitions. Quantifying such loss exposure is the result of combining the cost of inventories specifically identified as having little or no opportunity for sale or use (thus available for physical disposition) plus the cost of inventories having a high risk of no future sale or use based upon an analysis of on-hand quantities compared to historical and anticipated future sale or use. APC maintains an on-going business process for the physical disposition of inventories previously identified. Inventory write-offs occur at the time of physical disposition. Inventories, once reserved, are not written back up as such reserve adjustments are considered to be a permanent decrease to the cost basis of the excess or obsolete inventory.

Segment Results (Also refer to Note 11 of Notes to Consolidated Financial Statements in Item 1 of this report for important information regarding APC’s reportable segments)

	Nine months ended		Three months ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
	(In thousands)
Segment net sales
Small Systems	$919,830	$813,323	$343,593	$313,277
Large Systems	214,458	163,390	78,226	59,800
Other	46,726	51,461	16,820	18,264
Total segment net sales	1,181,014	1,028,174	438,639	391,341
Shipping and handling revenues	8,071	5,998	3,032	2,360
Total net sales	$1,189,085	$1,034,172	$441,671	$393,701

Segment profits
Small Systems	$443,841	$387,033	$168,551	$149,382
Large Systems	37,935	33,073	17,425	14,686
Other	29,816	29,491	11,142	10,694
Total segment profits	511,592	449,597	197,118	174,762
Shipping and handling net costs	24,792	20,287	8,932	7,378
Provision for excess inventory	11,500	—	11,500	—
Update to provision for product recall	—	(5,500)	—	(5,500)
Other indirect operating expenses	338,066	277,477	117,385	97,746
Other income, net	6,463	7,380	2,475	2,195
Earnings before income taxes	$143,697	$164,713	$61,776	$77,333

Small Systems.  Net sales for products in the Small Systems segment, which provides power protection, UPS, and management products for the PC, server, and local area networking markets, increased in the third quarter of 2004 by 9.7% over the third quarter of 2003, and increased in the first nine months of 2004 by 13.1% over the first nine months of 2003. Solid performance in this segment was driven by strong Smart-UPS® sales. This segment also benefited from strength in NCPI and InfraStruXure related products.

Gross margins for the Small Systems segment increased in the third quarter and first nine months of 2004 from the comparable periods in 2003. The factors favorably influencing the gross margins of this segment included product cost reductions and favorable currency trends. Our Small Systems cost reductions were achieved through a combination of product transitions to low cost manufacturing locations and material cost reductions from our supplier base. Our product cost reductions were driven principally by material cost improvements and favorably impacted gross margins in the Small Systems segment by approximately 280 basis points in the third quarter of 2004 and 340 basis points in the first nine months of 2004. Partially offsetting the favorable product cost and currency trends were the impact of pricing actions and product mix shifts within the segment.

Large Systems.  Net sales for products in the Large Systems segment, consisting primarily of three-phase UPS, services, precision cooling products and ancillary products for data centers, facilities, and communication applications, increased in the third quarter of 2004 by 30.8% over the third quarter of 2003, and increased in the first nine months of 2004 by 31.3% over the first nine months of 2003. With approximately 72% of InfraStruXure revenue included in the Large Systems segment, InfraStruXure sales were a major contributor to the year-over-year growth of this segment. On a product level, Symmetra three-phase, the primary power component of an InfraStruXure system, our industrial products, and services were leading growth drivers.

Gross margins for the Large Systems segment decreased in the third quarter and first nine months of 2004 from the comparable prior year levels. This decline was the result of increased costs within our service business, particularly in the U.S. and Europe, as well as increasing material costs on select product lines, including cooling and Silcon products. These increases were partially offset by volume-driven cost improvements on Symmetra 3-phase products. Symmetra’s increasing share of Large Systems revenue further enhanced the favorable impact of these cost improvements.

“Other” Segment.  Net sales for products in the Other segment, consisting principally of mobile accessories and replacement batteries, decreased in the third quarter of 2004 by 7.9% from the third quarter of 2003, and decreased in the first nine months of 2004 by 9.2% from the first nine months of 2003. The year-over-year decreases were attributable to softness in mobile accessories, partially offset by growth in replacement batteries.

Gross margins for the Other segment improved in the third quarter and first nine months of 2004 from the comparable prior year levels. Strength in replacement battery sales and product cost reductions drove the year-over-year improvements. These cost reductions favorably impacted gross margins in the Other segment by approximately 240 basis points in the third quarter of 2004 and 390 basis points in the first nine months of 2004.

Operating Expenses

Marketing, Selling, General, and Administrative (SG&A) Expenses.  SG&A expenses in the third quarter of 2004 were $95.6 million or 21.7% of net sales compared to $80.0 million or 20.3% of net sales in the third quarter of 2003. SG&A expenses in the first nine months of 2004 were $276.5 million or 23.2% of net sales compared to $228.9 million or 22.1% of net sales in the first nine months of 2003. We continue to support our data center initiatives, with a primary focus on increasing the awareness of our existing and prospective customers, particularly in relation to our InfraStruXure architecture. The increases in total spending in the third quarter and first nine months of 2004 reflected ongoing sales and promotional efforts which involve expanding our sales and support teams, developing new channels such as manufacturer representatives and engineering contractors, and increasing sales and marketing support of our core reseller channels, as well as funding our educational efforts through high-level customer and partner events. Also contributing to the increases in total spending were higher professional service costs in the third quarter and first nine months of 2004 in support of ongoing litigation and Sarbanes-Oxley compliance.

The allowance for bad debts was 5.4% of gross accounts receivable at September 26, 2004 compared to 6.7% at December 31, 2003. Accounts receivable balances outstanding over 60 days represented 13.2% of total receivables at September 26, 2004 compared to 13.5% at December 31, 2003. We continue to experience strong collection performance. Write-offs of uncollectable accounts represent less than 1% of net sales. Commencing in August 2004, we expanded APC’s receivables insurance coverage to include U.S.-based sales. As a result of this increased coverage, in the third quarter of 2004 we were able to reduce our allowance for doubtful accounts by approximately $1.5 million. A majority of international customer balances continue to be covered by receivables insurance.

Research and Development (R&D).  R&D expenditures were $21.8 million or 4.9% of net sales in the third quarter of 2004, up from $17.8 million or 4.5% of net sales in the third quarter of 2003. R&D expenditures were $61.6 million or 5.2% of net sales in the first nine months of 2004, up from $48.6 million or 4.7% of net sales in the first nine months of 2003. We continue to commit resources to support our investment in research and development with a primary focus on driving product innovation through increasing engineering efforts. We believe that continued product innovation through development is necessary for our existing products to remain competitive in our markets, as well as creating opportunities from new product introductions. The increases in total R&D spending primarily reflect increased numbers of software and hardware engineers and costs associated with new product development and engineering support.

Other Income, Net and Income Taxes

Other Income, Net.  Other income is comprised principally of interest income. Although global interest income for the first nine months of 2004 was lower than the comparable period last year, such income increased in the third quarter of 2004 over the third quarter of 2003 as a result of increasing interest rates and investments in foreign-sourced commercial paper. On a year-to-date basis, the decrease reflected our strategic purchase of additional tax-exempt securities as well as an overall decline in the bond market.

At September 26, 2004, APC had $677.0 million of total cash and investments, down from $806.8 million at December 31, 2003, all of which are stated at fair value. This decrease reflected APC’s third quarter repurchase on the open market of approximately 9.3 million shares of its common stock, at an average price of $16.09 per share totaling $150 million, completing a program approved by APC’s Board of Directors in June 2004. We manage APC’s cash and investment balances to preserve principal and liquidity while maximizing our return on the total investment portfolio. We diversify our investment portfolio by investing in multiple types of investment-grade securities with multiple investment brokers. Based on APC’s investment portfolio and interest rates at September, 2004, a 100 basis point increase or decrease in interest rates would have resulted in an increase or decrease of approximately $7 million in our annual interest income.

Income Taxes.  Our effective income tax rate was approximately -8.7% and 27.8% for the third quarters and 10.5% and 27.8% for the first nine months ended September 26, 2004 and September 28, 2003, respectively. The decrease in 2004 from 2003 was principally attributable to a net tax credit of approximately $20.8 million associated with the reversal of income tax provisioning resulting from the favorable outcome of recent tax audits by U.S. federal and state taxing authorities. In connection with the completion of the examination of its 2000-2002 U.S. federal tax returns, APC adjusted certain income tax related reserves established in prior years due to the expiration of the statute of limitations primarily related to transfer pricing reserves established for the Philippine operations, offset by the additional tax due agreed to as a result of the examination, as well as an upward revision of reserves for years remaining open under the statute of limitations. This revision relates primarily to transfer pricing matters concerning our manufacturing subsidiaries in India and China and our sales subsidiaries in Europe. In addition, APC recorded an additional tax credit to the third quarter tax rate with respect to the reversal of a tax reserve established for potential state taxes. APC prevailed on a 1996-1997 state tax appeal concerning a sales apportionment matter and this, along with the expiration of the statue of limitations for all years through 2000, resulted in this tax credit.

The decrease in our effective tax rate in 2004 from 2003 also reflected tax savings from an increasing portion of taxable earnings anticipated to be generated from APC’s operations in jurisdictions currently having lower income tax rates than the present U.S. statutory income tax rate. This shift resulted partially from our product transitions to lower cost, lower tax, manufacturing locations. APC has tax holidays in China, India, and the Philippines, which reduce or eliminate the income taxes paid in those countries. A substantial portion of APC’s tax holiday in the Philippines expired in the third quarter of 2003. Although this will have the effect of increasing APC’s foreign taxes, APC’s effective income tax rate will remain considerably lower than the U.S. statutory federal corporate tax rate of 35%.

In October 2004, the American Jobs Creation Act of 2004 was enacted. This Act repealed the tax code’s extraterritorial income (ETI) exclusion in response to the World Trade Organization’s challenge that the ETI exclusion was a prohibited tax subsidy. The repeal will be phased in through 2006. The Act replaced the ETI exclusion with a 9% domestic deduction for domestic production activities effective for APC’s 2005 tax year. The Act also provides for an elective tax-favored repatriation of offshore earnings, provided that the dividends are invested in the United States under a properly approved domestic reinvestment plan. The election to apply an 85% dividends-received deduction against cash dividends made by APC’s offshore subsidiaries can be made in either 2004 or 2005. We are currently reviewing the Act to determine its impact on APC.

LIQUIDITY AND FINANCIAL RESOURCES

Working Capital.  Working capital at September 26, 2004 was $1.216 billion, substantially unchanged from $1.217 billion at December 31, 2003. APC’s continued positive operating results have allowed us to repurchase on the open market approximately 9.3 million shares of our common stock, at an average price of $16.09 per share totaling $150 million, in the third quarter of 2004, as well as pay a quarterly dividend and continue to internally finance the capital investment, R&D, sales and marketing spending required to expand our operations.

Cash Flows.  The following table summarizes our cash flows for the three and nine month periods ended September 26, 2004 and September 28, 2003.

	Nine months ended		Three months ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
	(In thousands)

Net cash provided by operating activities	$84,384	$68,755	$36,496	$53,350

Net cash provided by (used in) investing activities	21,680	(83,746)	77,368	(43,711)

Net cash (used in) provided by financing activities	(192,108)	8,158	(166,946)	(2,936)

Net change in cash and cash equivalents	(86,044)	(6,833)	(53,082)	6,703
Cash and cash equivalents at beginning of period	252,114	209,322	219,152	195,786
Cash and cash equivalents at end of period	$166,070	$202,489	$166,070	$202,489

Cash Flows from Operating Activities. Our cash flows from operations for the third quarter and first nine months of 2004 reflected higher profit levels as well as the favorable impact of increasing accounts payable and other liabilities, partially offset by increased inventory and higher accounts receivable balances consistent with our strong sales growth.

Cash Flows from Investing Activities. Our investing activities cash flows were used mainly for the purchase of held-to-maturity securities and for capital spending, principally manufacturing and office equipment, purchased software applications, and building improvements. Cash available from operations resulted in net purchases of investments in the third quarter and first nine months of 2004, including the purchase of additional tax-exempt securities. Our investment approach and the composition of our investment portfolio remained relatively constant overall with no investments having maturity dates greater than two years.

Cash Flows from Financing Activities. Our cash flows from financing activities included the aforementioned $150 million stock repurchase during the third quarter of 2004 as well as the payment of common stock dividends of approximately $19.3 million and $15.8 million during the third quarters of 2004 and 2003, respectively, and approximately $51.3 and $15.8 million during the first nine months of 2004 and 2003, respectively. These outflows were partially offset by proceeds from issuances of common stock relating to employee stock plans during each of the periods presented.

Inventories.  Worldwide inventories were $464.8 million at September 26, 2004, up from $402.2 million at December 31, 2003. Higher levels of on-hand raw materials and finished goods were required during the first nine months of 2004 to meet increasing current and anticipated demand, particularly InfraStruXure demand, as well as to manage the supply chain requirements associated with continuing transfers of production of a wide range of Small and Large Systems products to and among our low cost manufacturing regions in 2004. In addition, we increased our inventory levels of price-sensitive materials to hedge against the risk of current and anticipated commodity cost trends, as well as to support continuing new product introductions. Despite increasing inventory levels, inventory as a percentage of quarterly net sales was 105% in the third quarter of 2004, down from 115% in the second quarter of 2004, reflecting our strong third quarter 2004 net sales performance.

Provision for excess inventory.  Additionally, APC’s third quarter 2004 results included the effects of a $11.5 million incremental charge for excess inventory related to specifically-identified finished goods and raw materials inventories deemed obsolete as the result of recently commenced efforts to reduce the number of unique product offerings in several of our product lines, as well as the result of new product introductions. There were no additional inventory charges, other than APC’s standard provisioning, during the third quarters and first nine months of 2004 and 2003.

Product Recall.  In early 2003, we announced a product recall of Back-UPS CS 350 and 500 models, due to potential safety issues. Prior to announcing the recall, APC received eight reports worldwide of units overheating, resulting in the melting of the unit’s outer casing, six of which occurred in the United States. Three of the reported incidents resulted in minor property damage; no injuries were reported. The total number of affected devices recalled worldwide is approximately 2.1 million with approximately 900,000 devices recalled in the United States. The recall is limited to two specific models in APC’s Back-UPS CS product line, the Back-UPS CS 350 and the Back-UPS CS 500, in both 120-volt and 230-volt models. The affected units were manufactured between November 2000 and December 2002 and were sold primarily through computer and electrical distribution, catalog and retail outlets worldwide. In the fourth quarter of 2002, APC accrued a current liability and recognized additional warranty expense, classified in cost of goods sold, of $19.6 million. Based upon repair cost and return rate experience to-date as well as then-current estimates of remaining costs to be incurred, APC projected that aggregate costs for the recall would be less than originally estimated. To reflect this change, cost of goods sold was reduced by $5.5 million in the third quarter of 2003. As of September 26, 2004, APC had incurred approximately 83% of currently estimated total recall costs. Our estimation of remaining recall costs of $2.4 million, comprised of $0.9 million for the U.S. and $1.5 million for international geographies, continues to be subject to actual return rates and per unit repair costs (which can vary by country) as well as estimates for other recall-related costs expected to be incurred. We expect that future amounts will not differ materially from our current estimates.

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

Capital Expenditures and Capital Commitments.  During the third quarters of 2004 and 2003, our capital expenditures, net of capital grants, amounted to approximately $10.5 million and $5.3 million, respectively. During the first nine months of 2004 and 2003, our capital expenditures, net of capital grants, amounted to approximately $23.0 million and $14.3 million, respectively. Our capital spending consisted primarily of manufacturing and office equipment, purchased software applications, and building improvements. Capital spending in the third quarter and first nine months of 2004 focused on funding additional equipment needs and improving existing factories, principally in the U.S., India, Ireland, the Philippines, and Denmark, as well as continuing investment in information technologies. Substantially all of APC’s net capital expenditures were financed from available operating cash.

We have dedicated significant efforts to rationalize our overall manufacturing capacity over the past three years and we will continue to plan for future capacity requirements based on the assumed continued acceptance and demand for our products in the specific market segments they were designed to address. We currently expect that capital spending will be between $25 million and $35 million in 2004, compared to $21.6 million in 2003. We expect that most of the capital spending for 2004 will go toward maintaining, upgrading, and expanding current manufacturing capacity, as well as investing to upgrade current hardware and software office technologies. We are also in the process of building product demonstration sites in selected locations around the world in support of our present strategy.

We had no material capital commitments during the third quarters and first nine months of 2004 and 2003, or at September 26, 2004 and December 31, 2003.

APC has agreements with the Industrial Development Authority of Ireland, otherwise known as the IDA. Under these agreements, we receive grant monies for costs incurred for machinery, equipment, and building improvements for our Galway and Castlebar facilities. These grants are equal to 40% and 60%, respectively, of such costs up to a maximum of $13.1 million for Galway and $1.3 million for Castlebar. Such grant monies are subject to APC meeting certain employment goals and maintaining operations in Ireland until termination of the respective agreements. Under a separate agreement with the IDA, we receive direct reimbursement of a portion of costs of certain projects at our Galway and Castlebar facilities related to the development of software products. This grant may reimburse up to 28% of actual eligible expenditures subject to a maximum of €714,588.

Borrowing Facilities and Financial Commitments.  At September 26, 2004 and December 31, 2003, we had available for future borrowings $65.0 million under an unsecured line of credit agreement at a floating interest rate equal to the bank’s cost of funds rate plus 0.625%. No borrowings were outstanding under this facility during the third quarters and first nine months of 2004 and 2003, or at September 26, 2004 and December 31, 2003. APC had no significant financial commitments, other than those required in the normal course of business, during the third quarters and first nine months of 2004 and 2003, or at September 26, 2004 and December 31, 2003.

Off-Balance-Sheet Arrangements.  APC had no significant off-balance sheet arrangements during the third quarters and first nine months of 2004 and 2003, or at September 26, 2004 and December 31, 2003.

Quarterly Cash Dividends.  In June 2003, APC’s Board of Directors approved the initiation of a quarterly cash dividend of $0.08 per share of common stock. Dividends of $0.08 per share were announced and paid in each subsequent quarter including in April 2004 payable on June 16, 2004 to shareholders of record as of May 26, 2004. In June 2004, APC’s Board of Directors approved a 25% increase in its quarterly cash dividend raising the payout to $0.10 per share, as well as approved APC’s first quarterly dividend at this new rate, payable on September 16, 2004 to shareholders of record as of August 26, 2004. In October 2004, APC’s Board of Directors approved a quarterly dividend payable on December 15, 2004 to shareholders of record as of November 24, 2004. It is the intention of the Board of Directors to pay a comparable quarterly dividend on a going forward basis contingent upon continued capital availability and a determination that cash dividends continue to be in the best interests of APC and its shareholders.

Stock Repurchase Program.  During the third quarter of 2004, APC repurchased on the open market approximately 9.3 million shares of its common stock, at an average price of $16.09 per share totaling $150 million, completing a program approved by APC’s Board of Directors in June 2004. No further repurchases will be made under this program. The repurchased shares have been deemed authorized but unissued shares. In March 2004, APC also returned its 250,000 treasury shares to an authorized but not issued status.

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

Foreign Currency Activity.  We invoice our customers in various currencies. Realized and unrealized transaction gains or losses are included in the results of operations and are measured based upon the effect of changes in exchange rates on the actual or expected amount of functional currency cash flows. Transaction gains and losses were not material to the results of operations in the third quarters and first nine months of 2004 and 2003.

At September 26, 2004, APC’s unhedged foreign currency accounts receivable, by currency, were as follows:

	Foreign Currency	U.S. Dollars
	(In thousands)
European Euros	39,277	$48,157
Swiss Francs	28,349	$22,484
Japanese Yen	2,926,085	$26,464
British Pounds	9,675	$17,343

APC also had non-trade receivables denominated in European Euros of approximately U.S.$0.9 million, liabilities denominated in various European currencies of approximately U.S.$64.0 million, and liabilities denominated in Japanese Yen of approximately U.S.$13.7 million.

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

For all sales, except those completed over the Internet, we use a binding purchase order as evidence of an arrangement. For sales over the Internet (excluding sales orders received via EDI transmission), we use a credit card authorization as evidence of an arrangement. Sales through certain customers are evidenced by a master agreement governing the relationship together with binding purchase orders on a transaction by transaction basis.

Our arrangements do not generally include acceptance clauses. However, if an arrangement includes a customer specified acceptance provision, acceptance generally occurs at our factory prior to delivery. As we continue to introduce new products in 2004 and 2005, we anticipate that installation and customer acceptance provisions may become more common, and therefore increasingly significant for determining delivery and performance and consequently our entitlement to recognize revenue.

Estimating Valuation Allowances and Accrued Liabilities — Allowances for Sales Returns, Doubtful Accounts, Inventory Obsolescence and Product Recall, and Assessment of the Probability of the Outcome of our Current Litigation

Significant management judgments that affect the application of our revenue policy also include estimates of potential future product returns related to current period product revenue. We analyze historical returns, current economic trends, and channel inventories when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates.

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

Similarly, we must make estimates of the uncollectability of our accounts receivables. Management specifically analyzes accounts receivable balances in view of customer credit-worthiness, customer concentrations, historical bad debts, current economic trends, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Commencing in August 2004, we expanded APC’s receivables insurance coverage to include U.S.-based sales. A majority of international customer balances continue to be covered by receivables insurance. Historically, bad debts have been less than 1% of net sales.

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

In early 2003, we announced a product recall of Back-UPS CS 350 and 500 models, due to potential safety issues. Prior to announcing the recall, APC received eight reports worldwide of units overheating, resulting in the melting of the unit’s outer casing, six of which occurred in the United States. Three of the reported incidents resulted in minor property damage; no injuries were reported. The total number of affected devices recalled worldwide is approximately 2.1 million with approximately 900,000 devices recalled in the United States. The recall is limited to two specific models in APC’s Back-UPS CS product line, the Back-UPS CS 350 and the Back-UPS CS 500, in both 120-volt and 230-volt models. The affected units were manufactured between November 2000 and December 2002 and were sold primarily through computer and electrical distribution, catalog and retail outlets worldwide. In the fourth quarter of 2002, APC accrued a current liability and recognized additional warranty expense, classified in cost of goods sold, of $19.6 million. Based upon repair cost and return rate experience to-date as well as then-current estimates of remaining costs to be incurred, APC projected that aggregate costs for the recall would be less than originally estimated. To reflect this change, cost of goods sold was reduced by $5.5 million in the third quarter of 2003. As of September 26, 2004, APC had incurred approximately 83% of currently estimated total recall costs. Our estimation of remaining recall costs of $2.4 million, comprised of $0.9 million for the U.S. and $1.5 million for international geographies, continues to be subject to actual return rates and per unit repair costs (which can vary by country) as well as estimates for other recall-related costs expected to be incurred. Actual return rates may vary significantly among different geographies. The most significant risks associated with our return rate assumptions include varying degrees of product recall regulation by geography as well as varying consumer awareness levels and access to timely recall information. Actual per unit repair cost includes principally transportation costs which will be influenced by the proximity of customer locations to the service center location as well as the priority level of delivery requirements. We expect that actual future amounts will not differ materially from our current estimates.

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

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. Expectations about future taxable income incorporate numerous assumptions about actions, elections and strategies to minimize income taxes in future years. Our ability to take such actions, make preferred elections and implement tax-planning strategies may be adversely impacted by enacted changes in tax laws and/or tax rates, as well as successful challenges by tax authorities resulting from differing interpretations of tax laws and regulations. In October 2004, the American Jobs Creation Act of 2004 was enacted. This Act repealed the tax code’s extraterritorial income (ETI) exclusion in response to the World Trade Organization’s challenge that the ETI exclusion was a prohibited tax subsidy. The repeal will be phased in through 2006. The Act replaced the ETI exclusion with a 9% domestic deduction for domestic production activities effective for APC’s 2005 tax year. The Act also provides for an elective tax-favored repatriation of offshore earnings, provided that the dividends are invested in the United States under a properly approved domestic reinvestment plan. The election to apply an 85% dividends-received deduction against cash dividends made by APC’s offshore subsidiaries can be made in either 2004 or 2005. We are currently reviewing the Act to determine its impact on APC.

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

To the extent we believe that recovery of deferred tax assets is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the consolidated statements of income. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At September 26, 2004 and December 31, 2003, we provided a valuation allowance on certain of our deferred tax assets, primarily consisting of net operating losses generated in 2001 through 2004 for the start up and continuing operations of Brazilian operations, because of uncertainty regarding their realizability. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

RECENTLY ISSUED ACCOUNTING STANDARDS

We have determined that there are no recently issued accounting standards expected to have a material impact on APC’s consolidated financial position or results of operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS

This document contains forward-looking statements that involve risks and uncertainties, both known and unknown. Our actual results could differ materially from those anticipated in these forward looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this document.

The factors that could cause actual results to differ materially include the following: costs to comply with the provisions of the Sarbanes-Oxley Act of 2002 are greater than currently anticipated; impact on order management and fulfillment, financial reporting and supply chain management processes as a result of APC’s reliance on a variety of computer systems, including Oracle 11i which is periodically upgraded; costs incurred by APC for the product recall of select Back-UPS CS models are greater than or less than currently anticipated; the impact of increasing competition which could adversely affect APC’s revenues and profitability; the impact of foreign currency exchange rate fluctuations; the impact on demand, component availability and pricing, and logistics, and the disruption of Asian manufacturing operations that result from labor disputes, war, acts of terrorism or political instability; ramp up, expansion and rationalization of global manufacturing capacity; the potential impact of complying with changing environmental regulations; the discovery of a latent defect in any of APC’s products; APC’s ability to effectively align operating expenses and production capacity with the current demand environment; general worldwide economic conditions, and, in particular, the possibility that the PC and related markets decline; growth rates in the power protection industry and related industries, including but not limited to the PC, server, networking, telecommunications and enterprise hardware industries; competitive factors and pricing pressures; product mix changes and the potential negative impact on gross margins from such changes; changes in the seasonality of demand patterns; inventory risks due to shifts in market demand; component constraints, shortages, pricing and quality; risk of nonpayment of accounts receivable; the uncertainty of the litigation process including risk of an unexpected, unfavorable result of current or future litigation; and the risks described from time to time in APC’s filings with the Securities and Exchange Commission.

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

No corrective actions were taken as there were no material weaknesses identified in the evaluation.

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

As previously reported in APC’s Form 10-Q for the quarters ended March 28, 2004 and June 27, 2004, on February 5, 2004, Liebert Corporation and Zonatherm Products, Inc., Liebert’s sales representative firm in the Chicago area, filed a lawsuit in the Circuit Court of Cook County, Illinois, Chancery Division (the “Court”) against APC, Aerico, LLC, a sales representative firm formed by former employees of Zonatherm Products, and the former employees of Zonatherm Products who formed Aerico, LLC. The lawsuit alleged willful violation of the Illinois Trade Secrets Act, tortious interference with contract, tortious interference with prospective economic advantage, civil conspiracy and conspiracy to breach fiduciary duties. Liebert and Zonatherm are seeking compensatory and punitive damages and injunctive relief. On February 18, 2004, the Court denied plaintiffs’ motion for a temporary restraining order. On July 16, 2004, the Court dismissed without prejudice all claims except the Illinois Trade Secret Act claim. On August 6, 2004, plaintiffs filed a second amended complaint reasserting the claims dismissed by the Court on July 16, 2004. On August 20, 2004, the Court denied plaintiffs’ motion for preliminary injunction as to violation of the Illinois Trade Secrets Act. On September 21, 2004, plaintiffs filed a Notice of Appeal of the August 20, 2004 ruling.

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

ITEM 2.                 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table summarizes information relating to purchases made by APC of shares of our common stock during the three months ended September 26, 2004.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in thousands except per share amounts)
June 28, 2004 to July 25, 2004	—	$—	—	$150,000
July 26, 2004 to August 22, 2004	6,326	$15.68	6,326	$50,678
August 23, 2004 to September 26, 2004	2,987	$16.95	2.987	$—
Total	9,313	$16.09	9,313	$—

In June, 2004, APC’s Board of Directors approved a stock repurchase program authorizing the repurchase of up to $150 million of APC’s common stock. During the third quarter of 2004, APC repurchased on the open market approximately 9.3 million shares of its common stock, at an average price of $16.09 per share, totaling $150 million. Accordingly, this repurchase plan has been completed and no further repurchases will be made under this program. The repurchased shares have been deemed authorized but unissued shares.

In March 2004, APC returned its 250,000 treasury shares to an authorized but not issued status.

ITEM 6.  EXHIBITS

Exhibit No. 3.01

Articles of Organization of APC, as amended, previously filed as an exhibit to APC’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 1999 and incorporated herein by reference (File No. 1-12432)

Exhibit No. 3.02	By-Laws of APC, as amended and restated, previously filed as an exhibit to APC’s Current Report on Form 8-K, filed on October 29, 2004, and incorporated herein by reference (File No. 1-12432)

Exhibit No. 31.1

Certification of Rodger B. Dowdell, Jr., Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit No. 31.2

Certification of Donald M. Muir, Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit No. 32.1

Certification of Rodger B. Dowdell, Jr., Chief Executive Officer, pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit No. 32.2

Certification of Donald M. Muir, Chief Financial Officer, pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

FORM 10-Q

September 26, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN POWER CONVERSION CORPORATION

Date:  November 5, 2004

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

3.02	By-Laws of APC, as amended and restated, previously filed as an exhibit to APC’s Current Report on Form 8-K, filed on October 29, 2004, and incorporated herein by reference (File No. 1-12432)

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