Form 10-K
period 2004-12-31
AMERICAN POWER CONVERSION CORPORATION
filed 2005-03-16
CIK 835910

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ☒    NO ☐

        The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $3,500,000,000. The number of shares outstanding of the registrant's common stock, $0.01 par value, on March 1, 2005 was 192,543,000.

Documents Incorporated by Reference

        Portions of the registrant's definitive Proxy Statement in connection with the 2005 Annual Meeting of the Shareholders are incorporated by reference in Part III hereof.

Part I

Item 1. Business

American Power Conversion Corporation

        Founded in 1981, American Power Conversion (APC) is a leading provider of global, end-to-end infrastructure availability solutions. APC's comprehensive products and services offering, which is designed for both home and corporate environments, improves the availability, manageability and performance of sensitive electronic, network, communication and industrial equipment of all sizes.

        APC designs, develops, manufactures, and markets solutions for computer, communications, and electronic applications worldwide. Our products include:

  •
  uninterruptible power supply products, commonly known as UPSs;

  •
  electrical surge protection devices, also known as surge suppressors;

  •
  power conditioning products;

  •
  DC-power systems;

  •
  management tools;

  •
  racks and enclosures;

  •
  cooling solutions;

  •
  services; and

  •
  network, desktop and notebook personal computer (PC) and mobile accessories.

        These products are primarily used with sensitive electronic devices which rely on electric utility power including, but not limited to, home electronics, PCs, high-performance computer workstations, servers, networking equipment, communications equipment, Internetworking equipment, storage systems, data centers, mainframe computers, and facilities.

        Our UPS products regulate the flow of utility power to ensure safe and clean power to the protected equipment, and provide seamless back-up power in the event of the loss of utility power. The back-up power lasts for a period of time sufficient to enable the user to continue computer operations, conduct an orderly shutdown of the protected equipment, preserve data, work through short power outages or continue operating for several hours or longer.

        Our surge protection devices and power conditioning products provide protection from electrical power surges and noise in the flow of utility power. APC's cooling equipment regulates temperature and humidity and provides air distribution. Our DC-power systems monitor and isolate equipment from utility voltage fluctuations, frequency variations, and electrical noise. In the event of a power failure, the DC products provide back-up power for communications networks. Our management tools enhance monitoring, management, and performance of our products; our racks and enclosures provide a high-availability environment for integrating and housing information technology equipment; our service offerings assist the end-user with the installation, configuration, and maintenance of our products; and our network, desktop and notebook PC and mobile accessories provide a range of power, connectivity and productivity enhancing products.

        Additionally, APC has pioneered integrated systems for network-critical physical infrastructure (NCPI). NCPI is the foundation upon which Information Technology (IT) and telecommunication networks reside. It is the "backbone" of the business, as its elements provide the power, cooling, physical housing, cabling and other elements which allow the IT to function. APC offers stand-alone products within several of the NCPI categories. Additionally, we offer the industry's first integrated NCPI system, sold under the InfraStruXure™ architecture.

Segments

        APC operates primarily within one industry consisting of three reportable operating segments by which we manage our business and from which various offerings are commonly combined to develop a total solution for the customer. These efforts primarily incorporate the design, manufacture, and marketing of power protection equipment and related software and accessories for computer, communications, and related equipment. Our three segments are: Small Systems, Large Systems, and "Other." Each of these segments addresses global markets.

        Small Systems.    The Small Systems segment develops power devices and accessories for servers and networking equipment commonly used in local area and wide area networks and for personal computers and sensitive electronics. Major product offerings include the Back-UPS®, Smart-UPS®, and Symmetra® Power Array® single-phase family of UPSs. Also included are SurgeArrest® surge suppressors as well as cabling and connectivity products. Additional accessories and software products are offered to enhance the management of these networks, including APC's PowerChute® software and NetShelter® server enclosures. Products are sold to home and commercial users primarily through an indirect selling model consisting of computer distributors and dealers, value-added resellers, mass merchandisers, catalog merchandisers, E-commerce vendors, and strategic partnerships.

        Large Systems.    The Large Systems segment provides systems, products and services that primarily provide back-up power, power distribution and cooling for data centers, facilities, and communications equipment for both commercial and industrial applications. Product offerings include major components of InfraStruXure systems, Silcon® UPSs, NetworkAIR® precision cooling equipment, DC and broadband power systems, and services. Products are sold to commercial users through both a direct and indirect selling model consisting of value-added resellers and strategic partnerships. Additionally, APC utilizes manufacturer representatives to identify and secure projects.

        "Other" Segment.    The Other segment principally consists of desktop and notebook computer accessories and replacement batteries. The distribution model of products in the Other segment is consistent with that of the Small Systems segment.

        Information on reportable operating segment net sales, profit from operations, and depreciation for each of the last three years is located in Note 12 of Notes to Consolidated Financial Statements in Item 8 of this Report.

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

Market Overview

        The growth of the power protection industry has been fueled by the demand for information systems to be accessible as much as 24 hours a day to support the proliferation of microprocessor-based equipment and related systems in the corporate marketplace and in the small office/home office environment. PCs and servers have become an integral part of the overall business strategy of companies worldwide. Businesses store, manipulate, and transfer data via local area and wide area networks as well as via corporate intranets and the Internet. Additionally, there is a growing need to support the high-availability power and cooling requirements of centralized data centers as well as networking and communications equipment.

        We believe that the increased awareness of the costs and lost productivity associated with downtime, caused by power problems and other environmental issues, has increased demand for power protection and related products. Complete failures, surges, or sags in the electrical power supplied by a utility can cause computers and electronic systems to malfunction, resulting in costly downtime, damaged or lost data files, and damaged hardware. A UPS protects against these power disturbances by providing continuous power automatically and virtually instantaneously after the electric power supply is interrupted. UPSs also provide line filtering and protection against surges or sags while the electric utility is available. The products also enhance productivity through the continued availability of networks, sensitive electronics, and even facilities during power outages. In international regions, power quality often results in varied levels of distortions and, as a result, these areas provide us with additional opportunities for our products.

        Additionally, the rapid deployment of information technology with smaller form factors, such as rack-optimized and blade servers, generate increasingly large amounts of heat. APC's precision cooling products regulate temperature and humidity to maintain temperatures within the equipments' tolerance to help prevent product degradation and failure.

Products

        APC's strategy is to design and manufacture products that incorporate high-performance and quality at competitive prices, while offering our customers appropriate technology for their applications. Our products are designed to fit seamlessly into the computer, networking, and communications environments of businesses, homes, small offices/home offices, and outdoor installations. APC engineers and tests these products for compatibility with leading information, communications and building management technology hardware and software.

        UPS.    We currently manufacture a broad range of standard domestic and international UPS products. Our UPSs are designed for multiple applications with the principal differences among the products being the amount of power which can be supplied during an outage, the length of time for which battery power can be supplied, the level of intelligent network interfacing capability, the number of brownout and over-voltage correction features and the design approach used (Standby, Line Interactive, Double Conversion On-Line and Delta Conversion On-line). UPSs range from 325 volt-amps (VA), suitable for a PC, to 1.6 megawatt, or MW, suitable for data centers, mainframe computers, industrial applications or facilities. Estimated resale prices to end-users range from $29.99 to approximately $250,000.

        Surge Suppressors.    We also offer a line of surge protection products to protect against power and data-line spikes and surges. The principal differences among the surge suppressor models are the level of protection available, feature sets of the products, and the applications for which they are designed. Estimated resale prices range from approximately $10 to approximately $2,850.

        Power Distribution Units (PDUs).    APC offers a wide variety of Power Distribution Units (PDUs) to distribute power within an IT rack or through an entire data center. Our single-phase PDUs are designed to occupy little or no space in a rack while distributing basic, metered or controllable power outlets for rack-mount equipment. 3-Phase or InfraStruXure PDUs are designed to increase flexibility and agility of data center power distribution through a design that does not require a raised floor. Estimated resale prices range from $89 to $25,000.

        Management Tools.    APC also offers software and hardware management tools for UPS management, network-critical physical infrastructure management, server access and environmental monitoring. These products provide power and environmental monitoring and management of information technology systems. Basic monitoring tools are included free of charge with the purchase of many APC solutions, while estimated resale prices for additional offerings range from approximately $100 to $10,000 to end-users.

        Racks and Enclosures.    APC offers a full line of rack enclosures and accessories sold under the NetShelter product family. These enclosures are designed to house a broad range of IT hardware manufacturers' equipment, as well as APC's InfraStruXure systems. Estimated resale prices for accessories and enclosures range from approximately $20 to $2,500.

        Cooling Solutions.    Additionally, APC offers a line of cooling solutions for environmental control and air distribution. Products include air distribution/fan systems, portable, floor and ceiling-mounted precision cooling systems used in a variety of applications including server rooms, data centers, and communication stations. Estimated resale prices range from approximately $500 to approximately $35,000.

Service Programs

        Warranties.    APC provides service programs and warranties to our customers for a wide range of our products. Typical programs include both in-warranty and out-of-warranty repair or replacement as well as product-based services and professional services. Product-based services include on-site services, installation services, remote monitoring services, preventive maintenance and extended warranty options. APC professional services include project management, needs assessment, and network integration services. Depending on the product, we principally offer standard warranties ranging from one to three years, for which extended warranty periods can generally be purchased, as well as programs to upgrade older and competitive units to new or refurbished condition.

        Equipment Protection Policy.    APC offers an Equipment Protection Policy in the U.S., Canada, Europe, and Australia. Depending on the model and country, the policy provides up to $150,000, £50,000, or €100,000 for repair or replacement of customers' hardware should a surge or lightning strike pass through an APC unit. Certain restrictions may apply. Customers can also register the ProtectNet® line of dataline surge suppressors for a "Double-Up" Supplemental Equipment Protection Policy, under which the total recoverable limit under the Equipment Protection Policy may be doubled (U.S. and Canada only).

        Except in relation to the 2003 product recall discussed below, APC has generally experienced satisfactory field operating results, and warranty and Equipment Protection Policy costs incurred to date have not had a significant impact on our consolidated results of operations.

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

Distribution Channels

        APC markets its products to businesses, small offices/home offices, and home users around the world through a variety of distribution channels. These channels include:

  •
  information technology and electrical equipment distributors and dealers;

  •
  value-added resellers;

  •
  mass merchandisers;

  •
  catalog merchandisers;

  •
  E-commerce vendors;

  •
  direct-to-customer including consumer, government, and business enterprise; and

  •
  strategic partnerships.

        We also sell directly to some large value-added resellers, which typically integrate our products into specialized computer systems and then market turnkey systems to selected vertical markets. Certain select products are sold directly to manufacturers for incorporation into products manufactured or packaged by them. Additionally, APC utilizes manufacturer representatives to identify and secure projects.

        Two computer distributor customers, Tech Data Product Management and Ingram Micro, accounted for approximately 12.7% and 8.9%, respectively, of net sales in 2004, 14.1% and 10.0%, respectively, of net sales in 2003, and 14.4% and 13.2%, respectively, of net sales in 2002. The majority of our sales to Tech Data Product Management and Ingram Micro are included in the Small Systems segment.

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

        Our marketing activities include customer education and awareness programs, market research, product planning, trade shows, sales and pricing strategies, and product sales literature. At various times, we utilize direct marketing efforts domestically and internationally, including direct mailings and print, online/Internet, radio, and television advertising, as well as exhibiting at computer trade shows and hosting customer focused events. Customer service is responsible for technical product inquiries and customer support. APC has developed a number of programs and techniques to support the distribution channels. These include, but are not limited to, toll-free phone assistance, online product and technical information, formal product demonstrations, as well as live and online trainings and webinars.

Supply Chain Management—Manufacturing, Quality, Raw Materials, and Distribution

        Manufacturing.    APC's manufacturing operations are located in the United States, Brazil, China, Denmark, India, Ireland, the Philippines, and Switzerland. APC differentiates itself in the market by maintaining a low-cost, high-volume manufacturing footprint owned and operated by APC. We believe that our long-term success depends on, among other things, the ability to control our costs. We utilize lean "cell" based manufacturing processes, automated manufacturing techniques, and extensive quality control in order to minimize costs and maximize product reliability. In addition, the design of products and the commonality of parts allow for efficient circuit board component mounting or insertion, wave soldering, and in-process testing. Quality control procedures are performed at the component, sub-assembly, and finished product levels. We are committed to an ongoing effort to enhance the overall productivity of our manufacturing facilities.

        Quality and Environmental.    APC has been ISO 14001 and ISO 9001-2000 certified by the International Organization for Standardization. Our systems have been audited to the stringent ISO 14001 and ISO 9001-2000 levels at our manufacturing facilities in the United States, China, India, Ireland, and the Philippines as well as at our Design Center in Denmark. The International Organization for Standardization has also certified our Research and Development Center in Massachusetts and our manufacturing facility in Brazil to the ISO 9001-2000 level.

        Raw Materials.    We generally purchase devices and components from more than one source where alternative sources are available; however, we do use sole source suppliers for certain components and certain finished products. We believe that alternative components for these sole source items could be incorporated into our products, if necessary. While we have been able to obtain adequate supplies of components from sole source suppliers, the future unavailability of components from these suppliers could disrupt production and delivery of products until an alternative source is identified.

        Order Management and Distribution.    APC continues to invest in a worldwide distribution network that delivers our products and services to our customers. We own or lease distribution centers and engage third party logistics service providers in numerous countries across the globe. All distribution centers are connected to our customer service operations via APC's Enterprise Resource Planning system, which enables orders received from any customer or country to be fulfilled from any distribution center throughout the world. To support the demands of our growing systems business, we are also adding light manufacturing and postponement capabilities to our distribution centers, enabling final configuration for each Customer order. As part of our continuing e-Commerce initiative, APC utilizes a variety of electronic methods to interact with our Customers, including the use of Electronic Data Interchange transactions between APC and our Distributors for receipt of orders, acknowledgement of orders, and confirmation of shipments. Additionally, we utilize a suite of Web tools that allows Consumers and Resellers to view product information, gain access to pricing information, and place their orders via the Web.

        Product Development.    APC's research and development (R&D) staff includes engineers and support persons who develop new products and provide engineering support for existing products. Our R&D efforts are also aimed at reducing cost and total cycle time and improving product and component quality. APC's R&D staff is located around the world with most of these employees in the United States and additional resources located in Denmark, India, Ireland, and Taiwan. Employees devoted to the improvement and development of software products are located in the United States and Ireland. We believe that the technical expertise of our R&D staff is very important to our growth as technological change is rapid in our markets.

        During 2004, APC actively supported its new InfraStruXure architecture with additional InfraStruXure compatible solutions. Additions to the InfraStruXure family included new cooling offerings, integrated power generation, and the InfraStruXure Express—a mobile data center solution built on APC's InfraStruXure architecture. At the same time, our Smart-UPS line continued to expand with new VA points and SKUs for server and networking applications. For the consumer, APC introduced new Back-UPS products as well as a line of mobile computing accessories, surge protection and power conditioning battery backup for the audio visual market.

        In early 2003, APC introduced InfraStruXure, an expansion of the PowerStruXure architecture introduced in 2002. InfraStruXure is a patent-pending, systematic approach to building network-critical physical infrastructure for data centers. This entirely new approach to data center support simplifies the design, building and management of data center infrastructure with an innovative, fully engineered and tested system. InfraStruXure incorporates standardized components including modular, scalable, N+1 redundant UPSs; zoned, intelligent power distribution; and precision cooling in a rack form factor.

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

        R&D expenditures were $85.6 million or 5.0% of net sales in 2004, $67.6 million or 4.6% of net sales in 2003, and $60.1 million or 4.6% of net sales in 2002. We continue to commit resources to support our investment in research and development. We believe that continued product innovation through development is necessary for our existing products to remain competitive in our markets, as well as creating opportunities from new product introductions. The increases in total 2004 R&D spending primarily reflect increased numbers of software and hardware engineers and costs associated with new product development and engineering support.

Intellectual Property

        We seek patent protection for those inventions and improvements likely to be incorporated into our products, systems, solutions and services or where patent protection will improve our competitive position. APC's focus is to deliver innovation to the market place. As part of that commitment, we have made significant investments in building our intellectual property portfolio. United States patents generally have a term of twenty years from the filing date of the patent application. The remaining terms of our patents vary since our patent portfolio has been built over time. While our patents are important in maintaining the competitive differentiation of our products, systems, solutions and services, no single patent is in itself essential to our business as a whole. We also license from others intellectual property rights relating to UPS technology. With respect to protection of those areas of our technology for which patent protection has not been sought, we rely on the complexity of our technology, trade secrecy law, and employee confidentiality agreements.

        APC has numerous trademarks registered in the United States and in many foreign countries. We also have trademark applications pending domestically and internationally. The trademark "APC" is of principal importance to us. In addition, a number of other trademarks owned by us have significant importance.

Seasonality

        Our Small Systems and "Other" segments are favorably impacted by summer weather conditions in North America and Europe. The summer season typically brings more weather events, particularly thunderstorms and high temperatures that may disrupt utility power or result in high electricity usage that can cause brownouts and blackouts. These events in turn create more awareness and demand for our products.

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

        Our principal competitors in the Small Systems segment include:

  •
  Liebert Corporation, a unit of Emerson Electric Co.;

  •
  Eaton Power Quality Corporation, a subsidiary of Eaton Corporation encompassing the former Powerware Corporation, which Eaton acquired in June 2004;

  •
  MGE UPS Systems, a unit of Schneider Electric Group;

  •
  Rittal, the largest company in the Friedhelm Loh Group, a privately-held German company;

  •
  Trippe Manufacturing Company, a privately-held U.S. company;

  •
  Phoenixtec Power Company Ltd., a publicly-held Taiwanese company; and

  •
  Belkin Components, a privately-held U.S. company.

        Our principal competitors in the Large Systems segment include:

  •
  Liebert Corporation;

  •
  Eaton Power Quality Corporation;

  •
  MGE UPS Systems;

  •
  Rittal; and

  •
  Chloride Power, a subsidiary of Chloride Group PLC.

        We also compete with a number of other U.S. and non-U.S. based companies that offer power protection and other products similar to ours in all of our segments. Some competitors have greater financial and other resources than APC. We compete in the sale of our products on the basis of several factors, including product innovation, performance and quality, marketing, access to distribution channels, customer service, product design, and price.

International Operations

        APC has established an extensive international presence consisting of manufacturing, service, engineering, sales, marketing and administrative operations. With a full line of internationally positioned products available, we continue to introduce products and staff personnel to serve geographical markets of interest. Our manufacturing operations outside of the United States are located in Brazil, Denmark, China, India, Ireland, the Philippines, and Switzerland. A significant portion of products in our Small Systems and Large Systems reportable operating segments are built internationally, particularly in the Philippines and India. We believe that the production of these products could be redeployed to other regions if necessary.

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

Financial Information About Foreign and Domestic Operations

        The information required under this section is included in Note 12 of Notes to Consolidated Financial Statements in Item 8 of this Report and is incorporated herein by reference.

Employees

        As of December 31, 2004, APC had approximately 6,455 full-time employees worldwide. APC also engages other personnel on a part-time basis.

APC's Executive Officers

        APC's executive officers are elected annually and hold office until the next Annual Meeting of the Board of Directors and until their successors are duly elected and qualified. As of March 1, 2005, APC's executive officers were:

Name	Age	Positions
Rodger B. Dowdell, Jr.	55	Chairman of the Board of Directors, President, and Chief Executive Officer
Neil E. Rasmussen	50	Senior Vice President, Chief Technical Officer and Director
Edward W. Machala	50	Senior Vice President, Operations, and Chief Operations Officer
Donald M. Muir	48	Senior Vice President, Finance & Administration, and Chief Financial Officer
Emanuel E. Landsman	68	Vice President and Director
Aaron L. Davis	38	Vice President, Marketing Communications
Edward D. Bednarcik	47	Vice President, Global Sales

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

        The current Board members include five independent directors and three members of APC's senior management. The Board members include Rodger B. Dowdell, Jr., Chairman, President and Chief Executive Officer of APC; James D. Gerson, a private investor who is a retired Vice President of Fahnestock & Co.; John G. Kassakian, MIT Professor of Electrical Engineering and Director, MIT Laboratory for Electromagnetic and Electronic Systems; John F. Keane, Sr., Founder and Chairman of the Board of Directors, Keane, Inc.; Emanuel E. Landsman, Vice President of APC; Ervin F. Lyon, Retired, MIT Lincoln Labs; Neil E. Rasmussen, Senior Vice President and Chief Technical Officer of APC; and Ellen B. Richstone, Chief Financial Officer, Sonus Networks, Inc.

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

        The Audit Committee is comprised of the following directors: James D. Gerson, John F. Keane, Sr., Ervin F. Lyon, and Ellen B. Richstone. All of the members of the Audit Committee of the Board qualify as "independent" under special standards established by the U.S. Securities and Exchange Commission (SEC) for members of audit committees and the Audit Committee includes at least one member who is determined by the Board to meet the qualifications of an "audit committee financial expert" in accordance with SEC rules. Ellen B. Richstone is the independent director who has been determined to be an audit committee financial expert. Stockholders should understand that this designation is a disclosure requirement of the SEC related to Ms. Richstone's experience and understanding with respect to certain accounting and auditing matters. The designation does not impose on Ms. Richstone any duties, obligations or liability that are greater than are generally imposed on her as a member of the Audit Committee and Board of Directors, and her designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or Board of Directors.

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

        Corporate Governance Guidelines.    The Board has adopted a set of Corporate Governance Guidelines, and the Board's Corporate Governance and Nominating Committee is responsible for overseeing the Guidelines and reporting and making recommendations to the Board concerning corporate governance matters. The Guidelines are posted on APC's web site at www.apc.com under the "Corporate Governance" link contained in the "Investors" section.

Item 2. Properties

        APC's principal properties are located in the United States, Brazil, China, Denmark, England, India, Ireland, the Philippines, and Switzerland. In addition, we own or lease sales offices and other space at various locations throughout the United States and outside the United States. APC also owns or leases such machinery and equipment as are necessary in our operations. In general, our properties are in good condition, are considered to be adequate for the uses to which they are being put, and, except for one facility under lease in England, are substantially in regular use. The lease on the facility in England will expire in the second quarter of 2005. Also refer to Note 2 of Notes to Consolidated Financial Statements in Item 8 of this Report.

Location of Principal Properties	Sales, Marketing & Administration	Manufacturing	R&D	Warehouse	Total	Segment
	(In square feet)
- OWNED -
United States
Rhode Island	167,850	98,930	—	4,980	271,760	Shared
Europe
Ireland	49,975	229,895	5,840	105,000	390,710	Shared
Denmark	24,000	28,000	58,650	—	110,650	Large Systems
Far East
Philippines	31,175	191,070	—	36,905	259,150	Shared
- LEASED -
United States
Rhode Island	29,775	182,830	7,935	304,940	525,480	Shared
Massachusetts	—	—	77,300	—	77,300	Shared
Missouri	19,010	—	42,320	—	61,330	Shared
Texas	2,640	—	21,130	2,640	26,410	Large Systems
Europe
England	17,690	55,630	7,290	9,130	89,740	Large Systems
Switzerland	16,870	20,690	540	8,610	46,710	Large Systems
Ireland	—	—	—	31,850	31,850	Shared
Far East
China	27,640	139,935	—	33,345	200,920	Shared
India	14,175	105,655	9,175	14,085	143,090	Small Systems
Latin America
Brazil	4,420	67,330	—	18,180	89,930	Small Systems

Item 3. Legal Proceedings

        On January 10, 2003, Powerware Corporation filed in the United States District Court for the Eastern District of North Carolina (the "Court") a complaint alleging infringement of three United States patents. On May 7, 2003, Powerware Corporation filed with the Court an amended complaint modifying its allegations of infringement regarding the Powerware Patents. APC was served with the amended complaint on May 9, 2003. Powerware Corporation is seeking unspecified damages and injunctive relief. On May 28, 2003, APC filed its answer to the amended complaint and on June 17, 2003 APC filed its first amended answer and counterclaims alleging infringement by Powerware Corporation of three United States patents owned by APC. On July 3, 2003, Powerware Corporation filed its answer to counterclaims. On March 18, 2004, Powerware Corporation amended its complaint to add an additional patent to the litigation. On or about October 27, 2004, Powerware Corporation changed its corporate name to Eaton Power Quality Corporation. On January 31, 2005, the Court issued a Markman ruling construing the patent claims at issue in the case.

        On December 23, 2004, APC filed a patent infringement suit against Eaton Power Quality Corporation in the United States District Court for the District of Delaware charging Eaton Power Quality Corporation with infringement of one United States patent. On January 26, 2005, Eaton Power Quality Corporation filed a motion to dismiss APC's complaint on procedural grounds. On February 9, 2005, APC filed an answering brief in opposition to Eaton Power Quality Corporation's motion to dismiss.

        As previously reported in APC's Form 8-K dated March 2, 2005, on February 24, 2005, Eaton Power Quality Corporation and its parent corporation, Eaton Corporation (collectively "Eaton"), entered into a binding memorandum of understanding with APC to settle the two patent infringement suits pending in the United States District Court for the Eastern District of North Carolina and the United States District Court for the District of Delaware. In addition to settling all outstanding patent litigation, APC and Eaton agreed to cross-license multiple patents that were involved in the litigation. APC and Eaton also agreed to a ten-year covenant prohibiting the companies from filing against each other any additional patent infringement suits related to products of the other that are based on U.S. patent claims which are directed to electronic hardware that performs double conversion for power electronics. Eaton and APC are working toward finalizing a definitive agreement. Neither party will pay the other any monetary compensation in connection with the settlement.

        As previously reported in APC's Form 10-Q for the quarter ended September 26, 2004, on February 5, 2004, Liebert Corporation and Zonatherm Products, Inc., Liebert's sales representative firm in the Chicago area, filed a lawsuit in the Circuit Court of Cook County, Illinois, Chancery Division (the "Court") against APC, Aerico, LLC, a sales representative firm formed by former employees of Zonatherm Products, and the former employees of Zonatherm Products who formed Aerico, LLC. The lawsuit alleged willful violation of the Illinois Trade Secrets Act, tortious interference with contract, tortious interference with prospective economic advantage, civil conspiracy and conspiracy to breach fiduciary duties. Liebert and Zonatherm are seeking compensatory and punitive damages and injunctive relief. On February 18, 2004, the Court denied plaintiffs' motion for a temporary restraining order. On July 16, 2004, the Court dismissed without prejudice all claims except the Illinois Trade Secret Act claim. On August 6, 2004, plaintiffs filed a second amended complaint reasserting the claims dismissed by the Court on July 16, 2004. On August 20, 2004, the Court denied plaintiffs' motion for preliminary injunction as to violation of the Illinois Trade Secrets Act. On September 21, 2004, plaintiffs filed a Notice of Appeal of the August 20, 2004 ruling with the Illinois Appellate Court. On January 12, 2005, the Court dismissed without prejudice all claims against APC except the Illinois Trade Secret Act claim. On March 1, 2005 the Illinois Appellate Court issued an opinion on the appeal pursuant to which it affirmed the Court on the issue of non-trade secret nature of plaintiff's customer lists, and remanded the matter for the Court to enter an injunction against one of the individual former employees of Zonatherm from using certain pricing books. On March 16, 2005, plaintiffs filed a third amended complaint reasserting claims substantially similar to those dismissed by the Court in its January 12, 2005 ruling.

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

Item 4. Submission of Matters to a Vote of Security-Holders

        We did not submit any matters to a vote of our security-holders during the three months ended December 31, 2004.

Part II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

        APC's Common Stock is traded over-the-counter on The Nasdaq Stock Market under the symbol APCC and on the Pacific Exchange, Inc. under the symbol ACC. The following table sets forth the range of high and low bid quotations on The Nasdaq Stock Market per share of Common Stock for the years 2004 and 2003. These quotations reflect inter-dealer prices, without retail mark up, mark down, or commission and may not necessarily represent actual transactions.

	2004		2003
	High	Low	High	Low
First Quarter	$27.42	$20.82	$17.14	$13.90
Second Quarter	$25.25	$16.21	$17.50	$13.72
Third Quarter	$20.10	$14.55	$18.86	$15.20
Fourth Quarter	$21.77	$15.70	$24.69	$16.65

        On March 1, 2005, the closing sale price for APC's common stock was $22.15 per share. As of March 1, 2005, there were approximately 1,793 holders of record of APC's common stock.

        In June 2003, APC's Board of Directors approved initiation of a quarterly cash dividend of $0.08 per share of common stock. Dividends of $0.08 per share were declared and paid in each subsequent quarter through the second quarter of 2004. In June 2004, APC's Board of Directors approved a 25% increase in its quarterly cash dividend raising the payout to $0.10 per share. Dividends of $0.10 per share were declared and paid in the third and fourth quarters of 2004. On February 15, 2005, a quarterly dividend of $0.10 per share was declared, payable on March 16, 2005 to shareholders of record as of February 28, 2005. It is the intention of the Board of Directors to pay a comparable quarterly dividend on a going forward basis contingent upon continued capital availability and a determination that cash dividends continue to be in the best interests of APC and its shareholders.

        The information required under this section related to APC's stock-based compensation plans is included in Note 10 of Notes to Consolidated Financial Statements in Item 8 of this Report and is incorporated herein by reference.

Item 6. Selected Financial Data

        All amounts are in dollars except for outstanding shares. Dollars are in thousands except for basic and diluted earnings per share. Shares are in thousands.

        In June 2003, APC's Board of Directors approved initiation of a quarterly cash dividend of $0.08 per share of common stock. Dividends of $0.08 per share were declared and paid in each subsequent quarter through the second quarter of 2004. In June 2004, APC's Board of Directors approved a 25% increase in its quarterly cash dividend raising the payout to $0.10 per share. Dividends of $0.10 per share were declared and paid in the third and fourth quarters of 2004. On February 15, 2005, a quarterly dividend of $0.10 per share was declared, payable on March 16, 2005 to shareholders of record as of February 28, 2005. APC did not declare any cash dividends for the three year period 2000 to 2002.

        APC invests its excess cash principally in certificates of deposit, corporate bonds and notes, and U.S. government agency securities. APC also invests in auction rate securities. Auction rate securities have long-term underlying maturities, however the market is highly liquid and the interest rates reset every seven, 28 or 35 days. In prior years, APC classified a portion of its auction rate securities as cash equivalents, however such amounts have been reclassified as short term available-for-sale securities for all periods presented in this Report—$80.1 million, $110.9 million, and $83.4 million at December 31, 2004, 2003 and 2002, respectively.

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

	2004	2003	2002	2001	2000
Net sales	$1,699,877	$1,464,798	$1,300,025	$1,404,784	$1,470,344
Cost of goods sold	1,017,981	852,615	816,318	920,895	867,680

Gross profit	681,896	612,183	483,707	483,889	602,664
Operating expenses	477,447	383,068	332,760	339,036	393,191

Operating income	204,449	229,115	150,947	144,853	209,473
Other income, net	9,711	9,990	10,889	13,700	23,838

Earnings before income taxes and cumulative effect of accounting change	214,160	239,105	161,836	158,553	233,311
Income taxes	32,705	62,167	45,314	45,188	67,660

Earnings before cumulative effect of accounting change	181,455	176,938	116,522	113,365	165,651
Cumulative effect of accounting change, net of income taxes of $15,459 in 2002	—	—	34,500	—	—

Net income	$181,455	$176,938	$82,022	$113,365	$165,651

Basic earnings per share:
Basic earnings per share before cumulative effect of accounting change	$0.92	$0.90	$0.59	$0.58	$0.85
Cumulative effect of accounting change, net of tax	—	—	0.17	—	—

Basic earnings per share	$0.92	$0.90	$0.42	$0.58	$0.85

Basic weighted average shares outstanding	196,799	197,402	195,927	195,171	194,235

Diluted earnings per share:
Diluted earnings per share before cumulative effect of accounting change	$0.90	$0.88	$0.59	$0.58	$0.83
Cumulative effect of accounting change, net of tax	—	—	0.17	—	—

Diluted earnings per share	$0.90	$0.88	$0.42	$0.58	$0.83

Diluted weighted average shares outstanding	201,658	201,517	196,993	196,793	200,156

Cash dividends per share	$0.36	$0.16	—	—	—

Cash and cash equivalents	$72,721	$141,214	$125,922	$288,210	$283,025

Short term investments	$642,853	$607,109	$514,386	$104,868	$25,000

Long term investments	$5,542	$58,525	$56,293	$—	$—

Working capital	$1,279,196	$1,217,471	$999,102	$884,421	$744,813

Total assets	$1,843,872	$1,805,966	$1,604,580	$1,420,772	$1,317,105

Short term debt	—	—	—	—	—

Long term debt	—	—	—	—	—

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        We begin Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a discussion of our business outlook for 2005. We also provide a discussion of our Results of Operations for 2004 compared to 2003, and for 2003 compared to 2002. This discussion includes an overview of our operating results and the directions in which our markets, segments, and geographies are moving. We then provide a Liquidity and Financial Resources discussion of the significant changes in our balance sheet during 2004, and cash flows for 2004 compared to 2003, and for 2003 compared to 2002, as well as our contractual obligations and foreign currency activity. This is followed by a discussion of the Critical Accounting Policies that we believe are important to our business operations and understanding of our results of operations. We conclude with information about factors that may affect our future results.

        This MD&A should be read in conjunction with the other sections of this Annual Report on Form 10-K, including "Item 1: Business;" "Item 6: Selected Financial Data;" "Item 8: Financial Statements and Supplementary Data;" and "Item 9A: Controls and Procedures."

        In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-K.

BUSINESS OUTLOOK

        While there continues to be uncertainty around interest rate levels, energy costs and, in general, macroeconomic conditions and their potential impact on corporate investment and consumer spending, we enter 2005 with a cautious but optimistic outlook for our business. We are also pleased with the progress we made and momentum we created during our 2004 fiscal year. We had strong performance across all segments of the business and we are particularly proud of the progress we have made in the data center space, as sales of InfraStruXure nearly doubled in 2004 from 2003. The commitment we have made to educate the market and drive adoption of the technology we believe is paying off as customers are embracing the modular, standardized approach APC has pioneered in network-critical physical infrastructure, or NCPI, and they are excited about it.

        The statements below do not include any impact related to the expensing of stock options according to Statement of Financial Accounting Standards No. 123R, Share-Based Payment, which will be effective for APC for the third and fourth fiscal quarters of 2005. The pro forma earnings impact of expensing of stock options on our results of operations for 2004 is described in Note 1 of Notes to Consolidated Financial Statements in Item 8 of this Report.

        Against this background, we are planning for continued growth in annual revenue and increasing gross profit and operating profit dollars in 2005. We believe that we are very well positioned competitively, financially and strategically going into 2005. We will continue to be focused on empowering IT professionals with the knowledge, tools and solutions they need to effectively design, build and manage network-critical physical infrastructure. Our objective is for APC to become a trusted, global partner for the long term, committed to solving our customers' network-critical physical infrastructure problems of today, and helping them anticipate their challenges of tomorrow, thereby allowing them to focus on their core competencies. We believe that we can accomplish this by dramatically reducing our customers' level of complexity involved in designing, building, and managing the network-critical physical infrastructure that is at the very core of maintaining business continuity, application availability, and network reliability.

        As we look ahead to 2005, we are currently planning for growth in annual revenue in all three of our reportable segments: Small Systems, Large Systems and "Other." Similar to 2004, we expect the rate of growth of our Large Systems segment to be greater than the growth expected for Small Systems due to the assumed continued success of our overall strategy and the acceptance of our products in specific market segments.

        Overall gross margins for 2005 are currently expected to be impacted by a shift in product mix toward the faster-growing, lower-margin Large Systems products. Gross margins, particularly for Small Systems products, are expected to be impacted by planned price reductions which we anticipate will be partially offset by the favorable impact of the expected reduction of the unit costs of our products, particularly material costs, as a result of assumed unit volume growth and our continued efforts to improve manufacturing cost efficiencies. We also expect, albeit to a lesser degree than in 2004, favorable pricing arrangements with our suppliers. Gross margin variability could result from changing revenue levels, which are dependent on unit volumes, prices and currency trends as well as the mix of products sold, unit costs and yield issues associated with production at our factories, excess manufacturing capacity, excess inventory, inventory obsolescence and variations in inventory valuation.

        We have dedicated significant efforts to optimize our overall manufacturing capacity and locations over recent years and we will continue to plan for future capacity requirements based on the assumed continued acceptance and demand for our products in the specific market segments they were designed to address. We currently expect that capital spending will be between $30 million and $40 million in 2005, compared to $29.3 million in 2004. We expect that most of the capital spending for 2005 will go toward the maintaining, upgrading and expansion of current manufacturing capacity, as well as investments to upgrade current hardware and software office technologies.

        We spent nearly 30% more on research and development in 2004 vs. 2003, investing $86 million in advancing our NCPI systems in addition to ensuring our end-to-end offering is the best in the industry. We are committed to sustaining our R&D efforts to meet the future needs of our customers across all segments and potentially expanding into emerging, high-growth areas. We will remain focused on aggressively driving our growth of our network-critical physical infrastructure solutions, which will require sustaining and increasing our operating expense investments in sales and marketing, as well as making incremental investments in global customer education initiatives.

        In 2004 alone we trained nearly one hundred thousand customers and partners on InfraStruXure, significantly more than we trained in 2003 and our goals for 2005 are even higher. Our investment posture remains intact and we are firmly committed to supporting the level of sales and marketing spending necessary to educate customers and channel partners on the inherent performance and total cost of ownership benefits of a modular, standardized solution such as InfraStruXure.

        We currently expect our tax rate to be approximately 24% for 2005, excluding the potential tax impact of the repatriation of offshore earnings discussed below. The estimated effective tax rate is based on current tax law and the current expected income. The tax rate may be affected by the jurisdictions in which profits are determined to be earned and taxed, our ability to successfully implement additional tax savings planning opportunities and our ability to realize deferred tax assets. In October 2004, the American Jobs Creation Act of 2004 was enacted. This Act repealed the tax code's extraterritorial income (ETI) exclusion in response to the World Trade Organization's challenge that the ETI exclusion was a prohibited tax subsidy. The repeal will be phased in through 2006. The Act replaced the ETI exclusion with a 3% domestic deduction for domestic production activities effective for APC's 2005 tax year. The Act also provides for an elective tax-favored repatriation of offshore earnings, provided that the dividends are invested in the United States under a properly approved domestic reinvestment plan. The election to apply an 85% dividends-received deduction against cash dividends made by APC's offshore subsidiaries can be made in either 2004 or 2005. We are currently reviewing the Act to determine its impact on APC. APC expects to determine the amounts and sources of foreign earnings to be repatriated, if any, during the third quarter of fiscal 2005.

        We are currently a party to various legal proceedings and claims. The expected costs to litigate such matters were significant in 2004 and we expect such costs in 2005 to be less than the levels incurred during the prior year, as a result of the our entering into a binding memorandum of understanding to settle two patent infringement suits. We currently do not believe that the ultimate outcome of these legal proceedings and claims will have a material adverse effect on our financial position or overall trends in results of operations. However, litigation is subject to inherent uncertainties, including the risk of an unfavorable outcome, and management's view of these matters may change in the future. An unfavorable outcome could include monetary damages or, in cases where injunctive relief is sought, an injunction prohibiting certain activities. If an unfavorable outcome were to occur in any specific period, there exists the possibility of a material adverse impact on the results of operations of that period or future periods. We believe that, given our current liquidity and cash and investment balances, even an adverse judgment would not have a material impact on cash and investments or liquidity.

RESULTS OF OPERATIONS

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

        The following table sets forth key data, expressed as a percentage of net sales, for the years ended December 31, 2004, 2003 and 2002.

	2004	2003	2002
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	59.9	58.2	62.8
Gross profit	40.1	41.8	37.2
Marketing, selling, general & administrative expenses	23.1	21.6	21.0
Research & development	5.0	4.6	4.6
Operating income	12.0	15.6	11.6
Other income, net	0.6	0.7	0.8
Earnings before income taxes and cumulative effect of accounting change	12.6	16.3	12.4
Earnings before cumulative effect of accounting change	10.7	12.1	9.0
Net income	10.7	12.1	6.3

Revenues

        Net sales in fiscal year 2004 of $1.700 billion increased by 16.0% over 2003; net sales in fiscal year 2003 of $1.465 billion increased by 12.7% over 2002. These increases were attributable to strength in our major product segments, the Small and Large System segments, as well as growth across our major geographies. Demand for information technology hardware continued to be healthy in 2004. Our product segment growth reflected ongoing advancement of our data center initiatives. Management believes that our investments in technology and demand generation continue to drive the adoption of APC's network-critical physical infrastructure solution, InfraStruXure™. Our core uninterruptible power supply (UPS) offerings also contributed solid growth during each of 2004 and 2003. For further information about revenues by segment, refer to the Segment Results section below.

        Sales of new products contributed to overall net sales in 2004, 2003 and 2002. Sales of products introduced during 2004, 2003 and 2002 represented approximately 7%, 11%, and 9%, respectively, of net sales in those years.

        Revenues by Geography.    The following table summarizes our revenues on a geographic basis for the years ended December 31, 2004, 2003 and 2002.

	2004	% of Total	2003	% of Total	2002	% of Total
	(In millions)
U.S.	$751.7	44.2%	$658.7	45.0%	$625.3	48.1%
Canada and Latin America	91.3	5.4%	78.8	5.3%	85.2	6.5%

Total Americas	843.0	49.6%	737.5	50.3%	710.5	54.6%
Europe, the Middle East, and Africa (EMEA)	547.3	32.2%	467.2	31.9%	372.6	28.7%
Asia	309.6	18.2%	260.1	17.8%	216.9	16.7%

Total Net Sales	$1,699.9	100.0%	$1,464.8	100.0%	$1,300.0	100.0%

Total Net Sales Outside U.S.	$948.2	55.8%	$806.1	55.0%	$674.7	51.9%

        The Americas (North and Latin America) increased 14.3% in 2004 over 2003, and also increased 3.8% in 2003 over 2002. EMEA increased 17.1% in 2004 over 2003, and also increased 25.4% in 2003 over 2002. Finally, Asia increased 19.0% in 2004 over 2003, and also increased 19.9% in 2003 over 2002.

        In fiscal year 2004, on a constant currency basis, EMEA increased 10.6% and Asia increased 14.3% from 2003. In fiscal year 2003, on a constant currency basis, EMEA increased 13.5% and Asia increased 13.2% over 2002. In 2004, 2003 and 2002, on a constant currency basis, EMEA's revenues would have been lower by $30.6 million, $44.3 million, and $13.3 million respectively, principally due to strengthening of the Euro and British pound. In 2004 and 2003, on a constant currency basis, Asia's revenues would have been lower by $12.4 million and $14.5 million, respectively, principally due to strengthening of the Japanese yen and Australian dollar. In 2002, Asia's revenues would have been higher by $2.9 million, principally due to weakening of the Japanese yen. In total, the impact of currency exchange rate changes worldwide added $43.7 million, $59.5 million, and $10.4 million to net sales in fiscal year 2004, 2003 and 2002, respectively. We believe constant currency information is useful for an understanding of our operating results. Revenues on a constant currency basis differ from revenues presented in accordance with United States generally accepted accounting principles. Also refer to Note 12 of Notes to Consolidated Financial Statements in Item 8 of this Report.

Cost of Goods Sold

        Cost of goods sold was $1.018 billion or 59.9% of net sales in fiscal year 2004 compared to $852.6 million or 58.2% of net sales in fiscal year 2003 and $816.3 million or 62.8% of net sales in fiscal year 2002. Gross margins for fiscal year 2004 were 40.1% of net sales, approximately 170 basis points lower than in fiscal year 2003. Gross margins for fiscal year 2003 were 41.8% of net sales, approximately 460 basis points higher than in fiscal year 2002. Gross margins in 2004 and 2003 were negatively impacted by pricing actions and, to a lesser extent, product mix shifts, notably within our Small Systems segment toward lower-margin products combined with strong sales growth in our lower-margin Large Systems segment. The downward pressure of these factors was substantially offset by cost reductions, particularly in the Small Systems segment, from declining material costs and select product transitions to low cost manufacturing locations, but not to the extent of prior periods, as well as the favorable pricing impact of a weakening U.S. dollar, particularly in Europe. For further information about gross margins by segment, refer to the Segment Results section below.

        Provision for Excess Inventory.    Additionally, third quarter 2004 gross margins included the effects of a $11.5 million incremental charge for excess inventory related to specifically-identified finished goods and raw materials inventories deemed obsolete as the result of recently commenced efforts to reduce the number of unique product offerings in several of our product lines, as well as the result of new product introductions. There were no additional inventory charges, other than APC's standard provisioning, during the fourth quarter of 2004 or during fiscal years 2003 and 2002.

        Product Recall.    Gross margins in 2003 and 2002 included the effects of a fourth quarter 2002 provision for and third quarter 2003 update of estimated costs associated with the product recall of Back-UPS CS 350 and 500 models. In early 2003, APC announced a product recall of Back-UPS CS 350 and 500 models, due to potential safety issues. Prior to announcing the recall, APC received eight reports worldwide of units overheating, resulting in the melting of the unit's outer casing, six of which occurred in the United States. Three of the reported incidents resulted in minor property damage; no injuries have been reported. The total number of affected devices recalled worldwide is approximately 2.1 million with approximately 900,000 devices recalled in the United States. The recall is limited to two specific models in APC's Back-UPS CS product line, the Back-UPS CS 350 and the Back-UPS CS 500, in both 120-volt and 230-volt models. The affected units were manufactured between November 2000 and December 2002 and were sold primarily through computer and electrical distribution, catalog and retail outlets worldwide. In the fourth quarter of 2002, APC accrued a current liability and recognized additional warranty expense, classified in cost of goods sold, of $19.6 million. Based upon repair cost and return rate experience to-date as well as then-current estimates of remaining costs to be incurred, APC projected that aggregate costs for the recall would be less than originally estimated. To reflect this change, cost of goods sold was reduced by $5.5 million in the third quarter of 2003. The original charge and subsequent credit to warranty expense have not been allocated to our operating segments, but rather have been classified in indirect operating expenses for segment reporting consistent with our classification for our internal financial reporting; also refer to Note 12 of Notes to Consolidated Financial Statements in Item 8 of this Report. As of December 31, 2004, APC had incurred approximately 82% of currently estimated total recall costs. Our estimation of remaining recall costs of $2.4 million, comprised of $0.9 million for the U.S. and $1.5 million for international geographies, continues to be subject to actual return rates and per unit repair costs (which can vary by country) as well as estimates for other recall-related costs expected to be incurred. We expect that future amounts will not differ materially from our current estimates. Also refer to Note 8 of Notes to Consolidated Financial Statements in Item 8 of this Report.

        Intellectual Property Settlement.    Fiscal year 2003 gross margins also included the effects of a fourth quarter charge associated with the settlement of a claim for the infringement of intellectual property of $4.0 million. This charge has not been allocated to our operating segments, but rather has been classified as an indirect operating expense for segment reporting consistent with our classification for our internal financial reporting; also refer to Note 12 of Notes to Consolidated Financial Statements in Item 8 of this Report. This charge was the result of events or assessments that occurred during the fourth quarter of 2003.

        2002 Restructuring and Impairment of Assets.    Fiscal year 2002 gross margins also included the effects of a fourth quarter charge for impairment of assets held for sale of approximately $3.2 million, and first quarter charges for restructuring costs of approximately $4.8 million associated with our first quarter 2002 global headcount reductions. These actions impacted personnel worldwide, principally in the U.S., U.K., Ireland, and the Philippines, throughout a broad range of functions within the organization. The majority of these terminations were the result of our decision to consolidate our Philippines-based manufacturing operations. These restructuring costs were the result of events or assessments that occurred during the first quarter of 2002 and included the effects of approximately 941 employee terminations, principally 54% in manufacturing, 14% in sales and 13% in R&D, based on severance agreements, as well as facilities closures, and the related impairment of tangible assets, principally buildings and manufacturing equipment, based on management's assessment of market data. These charges have not been allocated to our operating segments, but rather have been classified as indirect operating expenses for segment reporting consistent with our classification for our internal financial reporting; also refer to Note 12 of Notes to Consolidated Financial Statements in Item 8 of

this Report. These charges were the result of events or assessments that occurred during the respective quarters of 2002. Our 2002 restructuring actions were announced and substantially completed during 2002. APC's executive management approved these actions for immediate implementation; substantially all related restructuring costs were incurred in the first quarter of 2002, the period in which the restructuring actions were first approved and implemented. In connection with APC's decision to consolidate its Philippines-based manufacturing operations, APC closed manufacturing facilities located in the Philippines province of Laguna, in Maryland, and also in the U.K. APC marketed its Philippines property with an intent to sell these assets in 2003. However, APC was unable to complete this sale as a result of an unfavorable real estate market. In accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in the second quarter of 2003 the Philippines building and equipment were reclassified at their fair values, which aggregated $3.0 million, to held-for-use property, plant, and equipment and depreciation re-commenced. APC sold a building in Maryland to a third party in October 2002. Also, in connection with the closure of a leased facility in the U.K., APC recognized a lease liability during the first quarter of 2002; this lease will expire in 2005. Due to the timing of the facilities closures and contractual or regulatory obligations to certain workers, the financial benefits of these actions did not commence until the second quarter of 2002 with most of the full benefit being realized by the close of 2002. Ongoing operating expenses of the closed facilities were approximately $20 million annually, substantially all of which we expect will result in future annual savings. Also refer to Note 2 of Notes to Consolidated Financial Statements in Item 8 of this Report.

        Inventory Reserves.    Total inventory reserves at December 31, 2004 were $39.4 million compared to $38.8 million at December 31, 2003. This increase was due primarily to the aforementioned charge for excess inventory as well as routine provisioning that was necessary as a result of applying APC's inventory reserve methodology throughout the year, partially offset by the physical disposition of inventories covered by APC's inventory reserves. APC's reserve estimate methodology involves quantifying the total inventory position having potential loss exposure. Loss exposure generally results from several business factors, including product or component discontinuance, unplanned changes in demand, product design changes, and factory transitions. Quantifying such loss exposure is the result of combining the cost of inventories specifically identified as having little or no opportunity for sale or use (thus available for physical disposition) plus the cost of inventories having a high risk of no future sale or use based upon an analysis of on-hand quantities compared to historical and anticipated future sale or use. APC maintains an on-going business process for the physical disposition of inventories previously identified. Inventory write-offs occur at the time of physical disposition. Inventories, once reserved, are not written back up as such reserve adjustments are considered to be a permanent decrease to the cost basis of the excess or obsolete inventory.

Segment Results (Also refer to Note 12 of Notes to Consolidated Financial Statements in Item 8 of this Report for important information regarding APC's reportable segments)

	2004	2003	2002
	(In thousands)
Segment net sales
Small Systems	$1,299,816	$1,146,799	$1,056,140
Large Systems	322,148	240,007	182,074
Other	66,070	69,142	54,773

Total segment net sales	1,688,034	1,455,948	1,292,987
Shipping and handling revenues	11,843	8,850	7,038

Total net sales	$1,699,877	$1,464,798	$1,300,025

Segment profits
Small Systems	$626,724	$552,291	$484,899
Large Systems	63,590	48,480	17,626
Other	40,425	40,277	30,475

Total segment profits	730,739	641,048	533,000
Shipping and handling net costs	37,343	30,237	21,705
Provision for excess inventory	11,500	—	—
Provision for intellectual property infringement claim	—	4,000	—
Product recall provision (update)	—	(5,500)	19,600
Restructuring charges	—	—	7,202
Impairment of assets held-for-sale	—	—	3,203
Other indirect operating expenses	477,447	383,196	330,343
Other income, net	9,711	9,990	10,889

Earnings before income taxes and cumulative effect of accounting change	$214,160	$239,105	$161,836

        Small Systems.    Net sales for products in the Small Systems segment, which provides power protection, UPS and management products for the PC, server and networking markets, increased in fiscal year 2004 by 13.3% over 2003, and also increased in fiscal year 2003 by 8.6% over 2002. Strength in NCPI and InfraStruXure related products drove solid 2004 performance in this segment, which also benefited from strong sales of APC's core UPSs, the Back-UPS and Smart-UPS lines. The 2003 improvement over the prior year also reflected increased demand for Back-UPS and Smart-UPS worldwide, combined with increased sales of rack enclosures and management solutions.

        Gross margins for the Small Systems segment improved in each of 2004 and 2003 over the respective prior year levels. The factors favorably influencing the gross margins of this segment included product cost reductions and favorable currency trends. Our Small Systems cost reductions were achieved through a combination of product transitions to low cost manufacturing locations and material cost reductions from our supplier base. Our product cost reductions were driven principally by material cost improvements and favorably impacted gross margins in the Small Systems segment by approximately 240 basis points and 320 basis points in the fiscal years 2004 and 2003, respectively. Partially offsetting the favorable product cost and currency trends were the impact of pricing actions and product mix shifts within the segment.

        Large Systems.    Net sales for products in the Large Systems segment, consisting primarily of 3-phase UPS, services, precision cooling and ancillary products for data centers, facilities and communication applications, increased 34.2% in fiscal year 2004 over 2003, and also increased 31.8% in fiscal year 2003 over 2002. With approximately 72% of InfraStruXure revenue included in the Large Systems segment, InfraStruXure sales were a major contributor to the year-over-year growth of this segment. On a product level, Symmetra 3-phase, the primary power component of an InfraStruXure system, our industrial products, and services were leading growth drivers. The improvement in 2003 over the prior year also reflected growing sales of our cooling products.

        Gross margins for the Large Systems segment declined in 2004 from the prior year as a result of increased costs within our service business, particularly in the U.S. and Europe, as well as increasing material costs on select product lines, including cooling and Silcon products. These increases were partially offset by volume-driven cost improvements on Symmetra 3-phase products. Symmetra's increasing share of Large Systems revenue further enhanced the favorable impact of these cost improvements. Gross margins for the Large Systems segment improved in 2003 over the prior year principally due to a lowering of product costs, particularly lower manufacturing costs resulting from volume efficiencies achieved through factory consolidations, and capacity rationalization efforts that commenced in late 2001 as well as through material cost reductions from APC's supplier base. Our 2003 product cost reductions accounted for approximately 400 basis points of the gross margin improvements in 2003 in the segment and were driven by material cost improvements and, to a lesser extent, manufacturing cost efficiencies.

        "Other" Segment.    Net sales for products in the Other segment, consisting principally of mobile accessories and replacement batteries, decreased 4.4% in fiscal year 2004 from 2003 due to a decrease in sales volumes of mobile accessories, partially offset by an increase in sales of replacement batteries. Net sales for this segment increased 26.2% in 2003 over 2002 due mainly to organic growth of existing products, particularly replacement batteries, as well as growth from new mobile accessory products.

        Gross margins for the Other segment improved in 2004 over the prior year. Strength in replacement battery sales and product cost reductions drove the year-over-year improvement. These cost reductions favorably impacted gross margins in the Other segment by approximately 199 basis points in fiscal year 2004. Gross margins for this segment also improved in 2003 over the prior year as a result of volume related efficiencies in cost, including improved efficiencies of recently introduced products, as well as a mix shift within the segment.

        In addition, revenue and gross margin improvements in 2004 and 2003 over the respective prior years were enhanced in each of the operating segments by the favorable pricing impact of a weakening U.S. dollar, particularly in Europe.

Operating Expenses

        Marketing, Selling, General, and Administrative (SG&A) Expenses.    SG&A expenses in fiscal year 2004 were $391.8 million or 23.1% of net sales in fiscal year 2004 compared to $315.4 million or 21.6% of net sales in fiscal year 2003 and $272.7 million or 21.0% of net sales in fiscal year 2002. We continue to support our data center initiatives, with a primary focus on increasing the awareness of our existing and prospective customers, particularly in relation to our InfraStruXure architecture. The increases in total spending in 2004 and 2003 reflected ongoing sales and promotional efforts which involve expanding our sales and support teams, developing new channels such as manufacturer representatives and engineering contractors, and increasing sales and marketing support of our core reseller channels, as well as funding our educational efforts through high-level customer and partner events. Also contributing to the increases in total spending were higher professional service costs in support of ongoing litigation and Sarbanes-Oxley compliance.

        The allowance for bad debts was 4.7% of gross accounts receivable at December 31, 2004 compared to 6.7% at December 31, 2003. Accounts receivable balances outstanding over 60 days represented 11.7% of total receivables at December 31, 2004 compared to 13.5% at December 31, 2003. We continue to experience strong collection performance. Write-offs of uncollectable accounts represent less than 1% of net sales. Commencing in August 2004, we expanded APC's receivables insurance coverage to include U.S.-based sales. As a result of this increased coverage, in the third quarter of 2004 we were able to reduce our allowance for doubtful accounts by approximately $1.5 million. A majority of international customer balances continue to be covered by receivables insurance.

        Research and Development (R&D).    R&D expenditures were $85.6 million or 5.0% of net sales in fiscal year 2004, $67.6 million or 4.6% of net sales in fiscal year 2003, and $60.1 million or 4.6% of net sales in fiscal year 2002. We continue to commit resources to support our investment in research and development with a primary focus on driving product innovation through increasing engineering efforts. We believe that continued product innovation through development is necessary for our existing products to remain competitive in our markets, as well as creating opportunities from new product introductions. The increases in total R&D spending primarily reflect increased numbers of software and hardware engineers and costs associated with new product development and engineering support.

Other Income, Net and Income Taxes

        Other Income, Net.    Other income is comprised principally of interest income. Although global interest income for fiscal year 2004 was lower than for 2003, such income increased in the fourth quarter of 2004 over the fourth quarter of 2003 as a result of increasing interest rates and investments in foreign-sourced commercial paper. On a full year basis, the decrease reflected our strategic purchase of additional tax-exempt securities as well as an overall decline in the bond market. Although average cash balances available for investment rose during fiscal year 2003, interest income decreased from 2002 to 2003 due to lower short term interest rates throughout 2003.

        At December 31, 2004, APC had $721.1 million of total cash and investments, down from $806.8 million at December 31, 2003, all of which are stated at fair value. This decrease reflected APC's third quarter repurchase on the open market of approximately 9.3 million shares of its common stock, at an average price of $16.09 per share totaling $150 million, completing a program approved by APC's Board of Directors in June 2004. We manage APC's cash and investment balances to preserve principal and liquidity while maximizing our return on the total investment portfolio. We diversify our investment portfolio by investing in multiple types of investment-grade securities with multiple investment brokers. Based on APC's investment portfolio and interest rates, at December 31, 2004, a 100 basis point increase or decrease in interest rates would have resulted in an increase or decrease of approximately $7 million in our annual interest income.

        Income Taxes.    Our effective income tax rates were approximately 15.3%, 26.0%, and 28.0% in 2004, 2003 and 2002, respectively. The substantial decrease in fiscal year 2004 from 2003 was principally attributable to a net tax credit of approximately $20.8 million associated with the reversal of income tax provisioning resulting from the favorable outcome of recent tax audits by U.S. federal and state taxing authorities. In connection with the completion of the examination of its 2000-2002 U.S. federal tax returns, APC adjusted certain income tax related reserves established in prior years due to the expiration of the statute of limitations primarily related to transfer pricing reserves established for the Philippine operations, offset by the additional tax due agreed to as a result of the examination, as well as an upward revision of reserves for years remaining open under the statute of limitations. This revision relates primarily to transfer pricing matters concerning our manufacturing subsidiaries in India and China and our sales subsidiaries in Europe. In addition, APC recorded an additional tax credit to the third quarter tax rate with respect to the reversal of a tax reserve established for potential state taxes. APC prevailed on a 1996-1997 state tax appeal concerning a sales apportionment matter and this, along with the expiration of the statue of limitations for all years through 2000, resulted in this tax credit.

        The decrease from 2002 to 2004 also reflected tax savings from an increasing portion of taxable earnings anticipated to be generated from APC's operations in jurisdictions currently having lower income tax rates than the present U.S. statutory income tax rate. This shift resulted partially from our product transitions to lower cost, lower tax, manufacturing locations. APC has tax holidays in China, India, and the Philippines, which reduce or eliminate the income taxes paid in those countries. A substantial portion of APC's tax holiday in the Philippines expired in the third quarter of 2003. Although this will have the effect of increasing APC's foreign taxes, APC's effective income tax rate will remain considerably lower than the U.S. statutory federal corporate tax rate of 35%.

        American Jobs Creation Act of 2004—Repatriation of Foreign Earnings.    In October 2004, the American Jobs Creation Act of 2004 was enacted. This Act repealed the tax code's extraterritorial income (ETI) exclusion in response to the World Trade Organization's challenge that the ETI exclusion was a prohibited tax subsidy. The repeal will be phased in through 2006. The Act replaced the ETI exclusion with a 3% domestic deduction for domestic production activities effective for APC's 2005 tax year. The Act also provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by a company's chief executive officer and approved by its board of directors. Certain other criteria in the Jobs Act must be satisfied as well. The maximum amount of APC's foreign earnings that qualify for the temporary deduction is $500 million. For APC, the one-year period during which the qualifying distributions can be made is 2004 or 2005. No qualifying distributions were made during 2004.

        APC is in the process of evaluating whether it will repatriate any foreign earnings under the repatriation provisions of the Jobs Act and, if so, the amount that it will repatriate. The range of reasonably possible amounts that APC is considering for repatriation, which would be eligible for the temporary deduction, is zero to $500 million. APC is awaiting the issuance of further regulatory guidance and passage of statutory technical corrections with respect to certain provisions in the Jobs Act prior to determining the amounts it will repatriate. If such regulatory guidance or technical corrections are favorable, APC is likely to repatriate amounts in the high end of our range. APC expects to determine the amounts and sources of foreign earnings to be repatriated, if any, during the third quarter of fiscal 2005. Use of the funds will be governed by a domestic reinvestment plan, as required by the Jobs Act.

        Repatriation of the maximum amount eligible for the temporary deduction, which is $500 million, could result in additional United States federal income tax expense, which APC currently estimates to be between zero and $38.2 million, in fiscal 2005. Repatriation also would substantially increase liquidity in the United States, although use of the additional liquidity would be restricted by the domestic reinvestment plan. There would be a corresponding reduction in liquidity at APC's foreign subsidiaries. Some foreign subsidiaries may be required to borrow in order to repatriate their earnings to the U.S.

Effects of Inflation

        Management believes that inflation has not had a material effect on APC's operations.

LIQUIDITY AND FINANCIAL RESOURCES

Working Capital

        Working capital at December 31, 2004 was $1.279 billion compared to $1.217 billion at December 31, 2003. Our cash, cash equivalents, and short-term investments position decreased to $715.6 million at December 31, 2004 from $748.3 million at December 31, 2003. APC's continued positive operating results allowed us to repurchase on the open market approximately 9.3 million shares of our common stock, at an average price of $16.09 per share totaling $150 million, in the third quarter of 2004, as well as pay quarterly dividends and continue to internally finance the capital investment, R&D, sales and marketing spending required to expand our operations.

Cash Flows

        The table below summarizes our cash flows for the years ended December 31, 2004, 2003 and 2002.

        APC invests its excess cash principally in certificates of deposit, corporate bonds and notes, and U.S. government agency securities. APC also invests in auction rate securities. Auction rate securities have long-term underlying maturities, however the market is highly liquid and the interest rates reset every seven, 28 or 35 days. In prior years, APC classified a portion of its auction rate securities as cash equivalents, however such amounts have been reclassified as short term available-for-sale securities for all periods presented in this Report—$80.1 million, $110.9 million, and $83.4 million at December 31, 2004, 2003 and 2002, respectively.

	2004	2003	2002
	(In thousands)
Net cash provided by operating activities	141,236	119,599	312,920
Net cash used in investing activities	(11,263)	(116,564)	(480,185)
Net cash (used in) provided by financing activities	(198,466)	12,257	4,977

Net change in cash and cash equivalents	(68,493)	15,292	(162,288)
Cash and cash equivalents at beginning of year	141,214	125,922	288,210

Cash and cash equivalents at end of year	$72,721	$141,214	$125,922

        Cash Flows from Operating Activities.    Our cash flows from operations for fiscal years 2004 and 2003 reflected higher profit levels as well as the favorable impact of increasing accounts payable and other liabilities, partially offset by increased inventory and higher accounts receivable balances consistent with our strong sales growth.

        Cash Flows from Investing Activities.    Our investing activities cash flows were used mainly for the purchase of available-for-sale and held-to-maturity securities and for capital spending, principally manufacturing and office equipment, purchased software applications, and building improvements. Cash available from operations resulted in net purchases of investments in fiscal years 2003 and 2002, including the purchase of additional tax-exempt securities. Our investment approach and the composition of our investment portfolio remained relatively constant overall with no investments having maturity dates greater than two years, except for the aforementioned auction rate securities.

        Cash Flows from Financing Activities.    Our cash flows from financing activities included the aforementioned $150 million stock repurchase during the third quarter of 2004 as well as the payment of common stock dividends of approximately $70.5 million and $31.8 million during fiscal years 2004 and 2003, respectively. These outflows were partially offset in 2004, and more than offset in 2003 and 2002, by proceeds from issuances of common stock relating to employee stock plans during each of the periods presented.

Inventories

        Worldwide inventories were $465.9 million at December 31, 2004, up from $402.2 million at December 31, 2003. Higher levels of on-hand raw materials and finished goods were required during 2004 and 2003 to meet increasing current and anticipated demand, particularly InfraStruXure demand, as well as to manage the supply chain requirements associated with continuing transfers of production of a wide range of Small and Large Systems products to and among our low cost manufacturing regions. In addition, we increased our inventory levels of price-sensitive materials to hedge against the risk of current and anticipated commodity cost trends, as well as to support continuing new product introductions. Despite increasing inventory levels, inventory levels as a percentage of quarterly sales were 91% in the fourth quarter of 2004, down from 105% in the third quarter of 2004 and 93% in the fourth quarter of 2003.

        Provision for Excess Inventory.    Additionally, third quarter 2004 gross margins included the effects of a $11.5 million incremental charge for excess inventory related to specifically-identified finished goods and raw materials inventories deemed obsolete as the result of recently commenced efforts to reduce the number of unique product offerings in several of our product lines, as well as the result of new product introductions. There were no additional inventory charges, other than APC's standard provisioning, during the fourth quarter of 2004 or during fiscal years 2003 and 2002.

        Product Recall.    In early 2003, we announced a product recall of Back-UPS CS 350 and 500 models, due to potential safety issues. Prior to announcing the recall, APC received eight reports worldwide of units overheating, resulting in the melting of the unit's outer casing, six of which occurred in the United States. Three of the reported incidents resulted in minor property damage; no injuries have been reported. The total number of affected devices recalled worldwide is approximately 2.1 million with approximately 900,000 devices recalled in the United States. The recall is limited to two specific models in APC's Back-UPS CS product line, the Back-UPS CS 350 and the Back-UPS CS 500, in both 120-volt and 230-volt models. The affected units were manufactured between November 2000 and December 2002 and were sold primarily through computer and electrical distribution, catalog and retail outlets worldwide. In the fourth quarter of 2002, APC accrued a current liability and recognized additional warranty expense, classified in cost of goods sold, of $19.6 million. Based upon repair cost and return rate experience to-date as well as then-current estimates of remaining costs to be incurred, APC projected that aggregate costs for the recall would be less than originally estimated. To reflect this change, cost of goods sold was reduced by $5.5 million in the third quarter of 2003. As of December 31, 2004, APC had incurred approximately 82% of currently estimated total recall costs. Our estimation of remaining recall costs of $2.4 million, comprised of $0.9 million for the U.S. and $1.5 million for international geographies, continues to be subject to actual return rates and per unit repair costs (which can vary by country) as well as estimates for other recall-related costs expected to be incurred. We expect that future amounts will not differ materially from our current estimates.

Contractual Obligations

        The following table summarizes our significant contractual obligations at December 31, 2004, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our balance sheet as current liabilities at December 31, 2004.

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In millions)
Operating Lease Obligations	$30.1	$8.4	$12.3	$7.8	$1.6

        APC's non-cancelable operating leases, primarily for warehousing and office space, expire at various dates through 2011. These leases contain renewal options for periods ranging from one to seven years and require APC to pay its proportionate share of utilities, taxes, and insurance. APC is not able to determine the aggregate amount of purchase orders that represent contractual obligations for the purchase of goods and services, as such purchase orders may represent authorizations to purchase rather than binding agreements. For the purposes of this disclosure, contractual obligations for the purchase of goods and services are defined as agreements that are enforceable and legally binding on APC and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; the approximate timing of the transaction, and contain no provisions allowing for cancellation without significant penalty. Our purchase orders for raw materials or purchased finished products are based on our current manufacturing needs and/or demand forecasts and are fulfilled by our vendors within short time horizons. We do not have significant agreements for the purchase of raw materials or finished products specifying minimum quantities or set prices that exceed our expected requirements for three months.

Capital Expenditures and Capital Commitments

        During 2004 and 2003, our capital expenditures, net of capital grants, amounted to approximately $29.3 million and $21.6 million, respectively, consisting primarily of manufacturing and office equipment, purchased software applications, and building improvements. Capital spending in 2004 and 2003 focused on funding additional equipment needs and improving existing factories, principally in the U.S., India, Ireland, the Philippines, Denmark, and China, as well as continuing investment in information technologies. Capital spending in 2002 decreased from prior year levels, reflecting our focused efforts to control and reduce capital spending and rationalize our overall production capacity which included our first quarter 2002 decision to consolidate our Philippines based manufacturing operations in the province of Cavite. Substantially all of APC's net capital expenditures were financed from available operating cash. Also refer to Note 12 of Notes to Consolidated Financial Statements in Item 8 of this Report.

        We have dedicated significant efforts to rationalize our overall manufacturing capacity over the past three years and we will continue to plan for future capacity requirements based on the assumed continued acceptance and demand for our products in the specific market segments they were designed to address. We currently expect that capital spending will be between $30 million and $40 million in 2005, compared to $29.3 million in 2004. We expect that most of the capital spending for 2005 will go toward maintaining, upgrading, and expanding current manufacturing capacity, as well as investing to upgrade current hardware and software office technologies.

        We had no material capital commitments during fiscal years 2004, 2003 and 2002, or at December 31, 2004 and 2003.

        APC has agreements with the Industrial Development Authority of Ireland, otherwise known as the IDA. Under these agreements, we receive grant monies for costs incurred for machinery, equipment, and building improvements for our Galway and Castlebar facilities. These grants are equal to 40% and 60%, respectively, of such costs up to a maximum of $13.1 million for Galway and $1.3 million for Castlebar. Such grant monies are subject to APC meeting certain employment goals and maintaining operations in Ireland until termination of the respective agreements. Under separate agreements with the IDA, we receive direct reimbursement of training costs at our Galway and Castlebar facilities for up to $3,000 and $12,500, respectively, per new employee hired. Also refer to Note 16 of Notes to Consolidated Financial Statements in Item 8 of this Report.

        APC also has an agreement with the IDA for a research and development grant towards the costs of a project for the development of software products. The availability of the grant is contingent on meeting certain milestones in the progress of the project as well as meeting certain employment goals on the project within the Galway facility. The amount of grant assistance available on satisfaction of all conditions is 28% of the eligible expenditure to a maximum of €714,588. At December 31, 2004, no grant claims had been claimed or received.

Borrowing Facilities and Financial Commitments

        At December 31, 2004 and 2003, APC had available for future borrowings $65.0 million under an unsecured, non-committed line of credit agreement at a floating interest rate equal to the bank's cost of funds rate plus 0.625%. No borrowings were outstanding under this facility during fiscal years 2004, 2003 and 2002, or at December 31, 2004 and 2003.

        APC had no significant financial commitments, other than those required in the normal course of business, during fiscal years 2004, 2003 and 2002, or at December 31, 2004 and 2003.

Off-Balance-Sheet Arrangements

        APC had no significant off-balance sheet arrangements during fiscal years 2004, 2003 and 2002, or at December 31, 2004 and 2003.

        American Jobs Creation Act of 2004—Repatriation of Foreign Earnings.    In October 2004, the American Jobs Creation Act of 2004 was enacted. This Act repealed the tax code's extraterritorial income (ETI) exclusion in response to the World Trade Organization's challenge that the ETI exclusion was a prohibited tax subsidy. The repeal will be phased in through 2006. The Act replaced the ETI exclusion with a 3% domestic deduction for domestic production activities effective for APC's 2005 tax year. The Act also provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by a company's chief executive officer and approved by its board of directors. Certain other criteria in the Jobs Act must be satisfied as well. The maximum amount of APC's foreign earnings that qualify for the temporary deduction is $500 million. For APC, the one-year period during which the qualifying distributions can be made is 2004 or 2005. No qualifying distributions were made during 2004.

        APC is in the process of evaluating whether it will repatriate any foreign earnings under the repatriation provisions of the Jobs Act and, if so, the amount that it will repatriate. The range of reasonably possible amounts that APC is considering for repatriation, which would be eligible for the temporary deduction, is zero to $500 million. APC is awaiting the issuance of further regulatory guidance and passage of statutory technical corrections with respect to certain provisions in the Jobs Act prior to determining the amounts it will repatriate. If such regulatory guidance or technical corrections are favorable, APC is likely to repatriate amounts in the high end of our range. APC expects to determine the amounts and sources of foreign earnings to be repatriated, if any, during the third quarter of fiscal 2005. Use of the funds will be governed by a domestic reinvestment plan, as required by the Jobs Act.

        Repatriation of the maximum amount eligible for the temporary deduction, which is $500 million, could result in additional United States federal income tax expense, which APC currently estimates to be between zero and $38.2 million, in fiscal 2005. Repatriation also would substantially increase liquidity in the United States, although use of the additional liquidity would be restricted by the domestic reinvestment plan. There would be a corresponding reduction in liquidity at APC's foreign subsidiaries. Some foreign subsidiaries may be required to borrow in order to repatriate their earnings to the U.S.

Quarterly Cash Dividends

        In June 2003, APC's Board of Directors approved initiation of a quarterly cash dividend of $0.08 per share of common stock. Dividends of $0.08 per share were declared and paid in each subsequent quarter through the second quarter of 2004. In June 2004, APC's Board of Directors approved a 25% increase in its quarterly cash dividend raising the payout to $0.10 per share. Dividends of $0.10 per share were declared and paid in the third and fourth quarters of 2004. On February 15, 2005, a quarterly dividend of $0.10 per share was declared, payable on March 16, 2005 to shareholders of record as of February 28, 2005. It is the intention of the Board of Directors to pay a comparable quarterly dividend on a going forward basis contingent upon continued capital availability and a determination that cash dividends continue to be in the best interests of APC and its shareholders.

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

Stock Repurchase Program

        During the third quarter of 2004, APC repurchased on the open market approximately 9.3 million shares of its common stock, at an average price of $16.09 per share totaling $150 million, completing a program approved by APC's Board of Directors in June 2004. No further repurchases will be made under this program. The repurchased shares have been deemed authorized but unissued shares. In March 2004, APC also returned its 250,000 treasury shares to an authorized but not issued status.

Foreign Currency Activity

        We invoice our customers in various currencies. Realized and unrealized transaction gains or losses are included in the results of operations and are measured based upon the effect of changes in exchange rates on the actual or expected amount of functional currency cash flows. Transaction gains and losses were not material to the results of operations in 2004, 2003 and 2002.

        The table below summarizes information on balances that are sensitive to foreign currency exchange rates and presents such amounts in U.S. dollar equivalents.

	December 31, 2004		December 31, 2003
	Accounts Receivable	Liabilities	Accounts Receivable	Liabilities
	(In thousands)
U.S. dollar functional currency	$97,640	$101,876	$72,120	$76,336
Swiss franc functional currency	$17,218	$8,439	$9,793	$4,139

        APC also had non-trade receivables denominated in Euros of approximately U.S.$0.8 million and U.S.$0.9 million at December 31, 2004 and 2003, respectively.

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

        Our critical accounting policies are as follows:

        Revenue Recognition.    We follow very specific and detailed guidelines in measuring revenue; however, certain judgments affect the application of our revenue policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter. In general, revenue is recognized when title has passed at the time of delivery of product for all of our operating segments as stipulated by the delivery terms for the sales transactions. In addition, prior to revenue recognition, we require persuasive evidence of the arrangement, that the price is fixed or determinable, and that collectibility is reasonably assured. Installation is not applicable for Small Systems and "Other" segment products based on the nature of the products sold. Generally, revenue associated with Large Systems sales is also recognized at the time of delivery and/or installation pursuant to the delivery and/or installation terms. Delivery terms vary, but often include origin-based terms (e.g., FOB Shipping Point and Ex-works) and destination-based terms (e.g., DDU/DDP (delivered duty unpaid/delivered duty paid)).

        Certain Large Systems product lines and, at times, one product line included in the Small Systems segment, require electrical hardwire installation or duct installation which is performed by the customer or their contracted licensed contractor/electrician. Where we do not perform such installation, revenue recognition at the time of delivery is proper as customer acceptance of the unit is not required. Also, payment by the customer is not contingent upon installation of the product.

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

        Our arrangements do not generally include acceptance clauses. However, if an arrangement includes a customer specified acceptance provision, acceptance generally occurs at our factory prior to delivery. As we continue to introduce new products in 2005, we anticipate that installation and customer acceptance provisions may become more common, and therefore increasingly significant for determining delivery and performance and consequently our entitlement to recognize revenue.

        Estimating Valuation Allowances and Accrued Liabilities—Allowances for Sales Returns, Doubtful Accounts, Inventory Obsolescence and Product Recall, and Assessment of the Probability of the Outcome of our Current Litigation.    Significant management judgments that affect the application of our revenue policy also include estimates of potential future product returns related to current period product revenue. We analyze historical returns, current economic trends, and channel inventories when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates.

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

        Similarly, we must make estimates of the uncollectability of our accounts receivable. Management specifically analyzes accounts receivable balances in view of customer credit-worthiness, customer concentrations, historical bad debts, current economic trends, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Commencing in August 2004, we expanded APC's receivables insurance coverage to include U.S.-based sales. A majority of international customer balances continue to be covered by receivables insurance. Historically, bad debts have been less than 1% of net sales.

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

        In early 2003, we announced a product recall of Back-UPS CS 350 and 500 models, due to potential safety issues. Prior to announcing the recall, APC received eight reports worldwide of units overheating, resulting in the melting of the unit's outer casing, six of which occurred in the United States. Three of the reported incidents resulted in minor property damage; no injuries have been reported. The total number of affected devices recalled worldwide is approximately 2.1 million with approximately 900,000 devices recalled in the United States. The recall is limited to two specific models in APC's Back-UPS CS product line, the Back-UPS CS 350 and the Back-UPS CS 500, in both 120-volt and 230-volt models. The affected units were manufactured between November 2000 and December 2002 and were sold primarily through computer and electrical distribution, catalog and retail outlets worldwide. In the fourth quarter of 2002, APC accrued a current liability and recognized additional warranty expense, classified in cost of goods sold, of $19.6 million. Based upon repair cost and return rate experience to-date as well as then-current estimates of remaining costs to be incurred, APC projected that aggregate costs for the recall would be less than originally estimated. To reflect this change, cost of goods sold was reduced by $5.5 million in the third quarter of 2003. As of December 31, 2004, APC had incurred approximately 82% of currently estimated total recall costs. Our estimation of remaining recall costs of $2.4 million, comprised of $0.9 million for the U.S. and $1.5 million for international geographies, continues to be subject to actual return rates and per unit repair costs (which can vary by country) as well as estimates for other recall-related costs expected to be incurred. The most significant risks associated with our return rate assumptions include varying degrees of product recall regulation by geography as well as varying consumer awareness levels and access to timely recall information. Actual per unit repair cost includes principally transportation costs which will be influenced by the proximity of customer locations to the service center location as well as the priority level of delivery requirements. We expect that actual future amounts will not differ materially from our current estimates.

        We are, and may in the future become, involved in litigation involving our business, products or operations. For pending claims for which there is an estimatable range of loss greater than zero, we record the best estimate of liability within the range. If no point within the range is considered the best estimate, we record the minimum estimated liability. Because of uncertainties related to the identifiable range of loss on any pending claims, we may be unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we assess the potential liability related to our pending claims and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operation and financial position. The litigation process is inherently uncertain and includes the risk of an unexpected, unfavorable result. We may be materially adversely impacted by any such litigation.

        Valuation of Long-lived Tangible and Intangible Assets including Goodwill.    We assess the impairment of long-lived tangible and intangible assets on an ongoing basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Should our assessment of long-lived and amortizable intangible assets suggest impairment, we would determine recoverability based on an estimate of future undiscounted cash flows resulting from our use of the asset and its eventual disposition. Factors we consider that could trigger an impairment review include the following:

  •
  significant underperformance relative to expected historical or projected future operating results;

  •
  significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

  •
  significant negative industry or economic trends; and

  •
  significant technological changes, which would render equipment and manufacturing process, obsolete.

        We evaluate each of our reporting units with goodwill during the fourth quarter of each fiscal year or more frequently if impairment indicators arise. Impairment losses are determined based upon the excess of carrying amounts over discounted expected future cash flows of the underlying business.

        Accounting for Income Taxes.    As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. Expectations about future taxable income incorporate numerous assumptions about actions, elections and strategies to minimize income taxes in future years. Our ability to take such actions, make preferred elections and implement tax-planning strategies may be adversely impacted by enacted changes in tax laws and/or tax rates, as well as successful challenges by tax authorities resulting from differing interpretations of tax laws and regulations.

        American Jobs Creation Act of 2004—Repatriation of Foreign Earnings.    In October 2004, the American Jobs Creation Act of 2004 was enacted. This Act repealed the tax code's extraterritorial income (ETI) exclusion in response to the World Trade Organization's challenge that the ETI exclusion was a prohibited tax subsidy. The repeal will be phased in through 2006. The Act replaced the ETI exclusion with a 3% domestic deduction for domestic production activities effective for APC's 2005 tax year. The Act also provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by a company's chief executive officer and approved by its board of directors. Certain other criteria in the Jobs Act must be satisfied as well. The maximum amount of APC's foreign earnings that qualify for the temporary deduction is $500 million. For APC, the one-year period during which the qualifying distributions can be made is 2004 or 2005. No qualifying distributions were made during 2004.

        APC is in the process of evaluating whether it will repatriate any foreign earnings under the repatriation provisions of the Jobs Act and, if so, the amount that it will repatriate. The range of reasonably possible amounts that APC is considering for repatriation, which would be eligible for the temporary deduction, is zero to $500 million. APC is awaiting the issuance of further regulatory guidance and passage of statutory technical corrections with respect to certain provisions in the Jobs Act prior to determining the amounts it will repatriate. If such regulatory guidance or technical corrections are favorable, APC is likely to repatriate amounts in the high end of our range. APC expects to determine the amounts and sources of foreign earnings to be repatriated, if any, during the third quarter of fiscal 2005. Use of the funds will be governed by a domestic reinvestment plan, as required by the Jobs Act.

        Repatriation of the maximum amount eligible for the temporary deduction, which is $500 million, could result in additional United States federal income tax expense, which APC currently estimates to be between zero and $38.2 million, in fiscal 2005. Repatriation also would substantially increase liquidity in the United States, although use of the additional liquidity would be restricted by the domestic reinvestment plan. There would be a corresponding reduction in liquidity at APC's foreign subsidiaries. Some foreign subsidiaries may be required to borrow in order to repatriate their earnings to the U.S.

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

        To the extent we believe that recovery of deferred tax assets is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the consolidated statements of income. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At December 31, 2004 and 2003, we provided a valuation allowance on certain of our deferred tax assets, primarily consisting of net operating losses generated in 2001 through 2004 for the start up and continuing operations of Brazilian operations, because of uncertainty regarding their realizability. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

RECENTLY ISSUED ACCOUNTING STANDARDS

        Share-Based Payment.    In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, which is a revision of Statement No. 123 as amended by No. 148, Accounting for Stock-Based Compensation. Statement No. 123(R) supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative. This Statement is effective for fiscal periods beginning after June 15, 2005 and will be effective for APC for the third and fourth fiscal quarters of 2005.

        Statement 123(R) permits public companies to adopt its requirements using one of two methods. The "modified prospective" method requires compensation cost to be recognized beginning with the Statement's effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date. The "modified retrospective" method includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

        APC has yet to determine which method to use in adopting Statement 123(R). As permitted by Statement 123, APC currently accounts for share-based payments to employees using APB Opinion No. 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)'s fair value method will have a significant impact on APC's results of operations, although it will have no impact on APC's overall financial position. APC is evaluating Statement 123(R) and has not yet determined the amount of stock option expense which will be incurred in future periods.

        Inventory Costs.    In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, Inventory Costs. Statement 151 requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs always be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for fiscal years beginning after June 15, 2005; we will adopt this Statement on January 1, 2006. The adoption of this Statement is not expected to have a material impact on our consolidated financial position or results of operations.

        American Jobs Creation Act of 2004—Repatriation of Foreign Earnings.    FASB Staff Position (FSP) No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004, provides guidance under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the Jobs Act) on enterprises' income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying Statement No. 109. APC has not yet completed evaluating the impact of the repatriation provisions. Accordingly, as provided for in FSP 109-2, APC has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.

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

  •
  component cost trends, as well as supply constraints, shortages, and quality;

  •
  risks of nonpayment of accounts receivable;

  •
  timing of orders from, and shipments to, customers;

  •
  timing of new product introductions and the market acceptance of those products;

  •
  changes in manufacturing costs;

  •
  factors associated with international operations;

  •
  the potential impact of complying with changing environmental regulations;

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

        In early 2003, APC announced a product recall of Back-UPS CS 350 and 500 models, due to potential safety issues. Prior to announcing the recall, APC received eight reports worldwide of units overheating, resulting in the melting of the unit's outer casing, six of which occurred in the United States. Three of the reported incidents resulted in minor property damage; no injuries have been reported. The total number of affected devices recalled worldwide is approximately 2.1 million with approximately 900,000 devices recalled in the United States. The recall is limited to two specific models in APC's Back-UPS CS product line, the Back-UPS CS 350 and the Back-UPS CS 500, in both 120-volt and 230-volt models. The affected units were manufactured between November 2000 and December 2002 and were sold primarily through computer and electrical distribution, catalog and retail outlets worldwide. In the fourth quarter of 2002, APC accrued a current liability and recognized additional warranty expense, classified in cost of goods sold, of $19.6 million. Based upon repair cost and return rate experience to-date as well as then-current estimates of remaining costs to be incurred, APC projected that aggregate costs for the recall would be less than originally estimated. To reflect this change, cost of goods sold was reduced by $5.5 million in the third quarter of 2003. As of December 31, 2004, APC had incurred approximately 82% of currently estimated total recall costs. Our estimation of remaining recall costs of $2.4 million, comprised of $0.9 million for the U.S. and $1.5 million for international geographies, continues to be subject to actual return rates and per unit repair costs (which can vary by country) as well as estimates for other recall-related costs expected to be incurred. We expect that future amounts will not differ materially from our current estimates.

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

        International sales, which are both direct and indirect sales to customers outside the U.S., accounted for approximately 55.8%, 55.0%, and 51.9%, of our net sales in 2004, 2003 and 2002, respectively. We anticipate that international sales will continue to account for a significant portion of our revenue. We invoice our customers in various currencies. To date, we do not use any rate protection agreements or derivative agreements to hedge any foreign exchange exposure. Accordingly, we may be exposed to exchange losses based upon currency exchange rate fluctuations, which losses could have a materially adverse effect on our operating results.

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

        We have a limited ability to protect our intellectual property rights; others could infringe on or misappropriate our propriety rights and information.    Our success will depend, to a large extent, on our ability to protect our proprietary technology. We rely on a combination of contractual rights, trade secrets, patents, trademarks, and copyrights to protect our proprietary rights. Although we own certain patents, and we have applied, and in the future we may apply, for patents, our intellectual property protection may not be sufficient to prevent competitors from developing similar technology. Moreover, in the absence of patent protection, our business may be adversely affected by competitors which independently develop functionally equivalent technology.

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

        In addition, the stock market has from time to time experienced extreme price and volume fluctuations which have particularly affected the market price for many high-technology companies and which often have been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock.

        Our tax rate depends on earnings derived from certain foreign manufacturing operations.    Our tax rate is heavily dependent upon the proportion of earnings that we derive from our Ireland and Philippines manufacturing operations and our ability to reinvest those earnings permanently outside the United States. If the earnings of these operations as a percentage of our total earnings were to decline significantly from anticipated levels, or should our ability to reinvest these earnings be reduced, our effective tax rate would exceed the currently estimated rate for 2005. We have tax holidays in China, India, and the Philippines, which reduce or eliminate the income taxes paid in those countries. A substantial portion of our tax holiday in the Philippines expired in the third quarter of 2003. Although this will have the effect of increasing our foreign taxes, our effective income tax rate will remain considerably lower than the U.S. statutory federal corporate tax rate of 35%. In addition, we believe that further tax savings can be achieved by implementing further tax planning strategies. If we are unable to successfully implement such strategies, our overall effective tax rate could increase. In addition, should our intercompany transfer pricing with respect to our Ireland or Philippines manufacturing operations require significant adjustment due to audits or regulatory changes, our overall effective tax rate could increase.

        Failure to maintain effective internal control over financial reporting may materially adversely impact our business.    Effective internal controls are necessary for APC to provide reasonable assurance with respect to its financial reports and to effectively prevent fraud. If APC cannot provide reasonable assurance with respect to its financial reports and effectively prevent fraud, our brand and operating results could be harmed. Pursuant to the Sarbanes-Oxley Act of 2002, we are required to furnish a report by management on internal control over financial reporting, including management's assessment of the effectiveness of such control. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If APC fails to maintain the adequacy of its internal controls, including any failure to implement required new or improved controls, or if APC experiences difficulties in their implementation, APC's business and operating results could be harmed, APC could fail to meet its reporting obligations, and there could be a material adverse effect on APC's stock price.

        We cannot provide any assurance that current laws, or any laws enacted in the future, will not have a material adverse effect on our business.    Our operations are subject to laws, rules, regulations, including environmental regulations, government policies and other requirements in each of the jurisdictions in which we conducts business. Changes in such laws, rules, regulations, policies or requirements could result in the need to modify our products and could affect the demand for our products, which may have an adverse impact on our future operating results. In addition, we must comply with new regulations restricting APC's ability to include lead and certain other substances in its products. If APC does not comply with applicable laws, rules and regulations, APC could be subject to costs and liabilities and its business may be adversely impacted.

        We are, and may become, involved in litigation, which could materially harm our business.    We are, and may in the future become, involved in litigation involving our business, products or operations. The litigation process is inherently uncertain and includes the risk of an unexpected, unfavorable result. Were an unfavorable result to occur, it is possible that we could be materially adversely impacted by any such litigation.

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

Item 8. Financial Statements and Supplementary Data

AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2004 and 2003

In thousands except per share amount

	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$72,721	$141,214
Short term investments (Note 3)	642,853	607,109
Accounts receivable, less allowance for doubtful accounts of $16,180 in 2004 and $18,987 in 2003 (Note 4)	327,547	264,718
Inventories (Note 5)	465,927	402,222
Prepaid expenses and other current assets	39,294	25,296
Deferred income taxes (Note 9)	57,018	57,638

Total current assets	1,605,360	1,498,197

Property, plant, and equipment:
Land, buildings, and improvements	69,371	71,206
Machinery and equipment	217,462	207,506
Office equipment, furniture, and fixtures	92,452	85,474
Purchased software	40,817	35,074

	420,102	399,260
Less accumulated depreciation and amortization	265,251	235,309

Net property, plant, and equipment	154,851	163,951
Long term investments (Note 3)	5,542	58,525
Goodwill (Note 6)	7,179	6,679
Other intangibles, net (Note 6)	39,627	50,292
Deferred income taxes (Note 9)	28,687	25,994
Other assets	2,626	2,328

Total assets	$1,843,872	$1,805,966

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$132,213	$102,800
Accrued compensation	43,869	39,366
Accrued sales and marketing programs	43,209	29,947
Accrued warranty (Note 8)	13,092	11,709
Other accrued expenses	46,929	34,146
Deferred revenue	35,522	24,330
Income taxes payable	11,330	38,428

Total current liabilities	326,164	280,726
Deferred tax liability (Note 9)	15,449	14,357

Total liabilities	341,613	295,083

Shareholders' equity (Notes 10 and 11):
Common stock, $0.01 par value; authorized 450,000 shares in 2004 and 2003; issued 192,137 in 2004 and 199,982 in 2003	1,921	2,000
Additional paid-in capital	60,081	182,566
Retained earnings	1,437,691	1,326,733
Treasury stock, 250 shares, at cost in 2003	—	(1,551)
Accumulated other comprehensive income	2,566	1,135

Total shareholders' equity	1,502,259	1,510,883

COMMITMENTS AND CONTINGENCIES (Notes 8, 13, 15 and 16)
Total liabilities and shareholders' equity	$1,843,872	$1,805,966

See accompanying notes to consolidated financial statements.

AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2004, 2003 and 2002

In thousands except per share amounts

	2004	2003	2002
Net sales (Note 12)	$1,699,877	$1,464,798	$1,300,025
Cost of goods sold	1,017,981	852,615	816,318

Gross profit	681,896	612,183	483,707
Operating expenses:
Marketing, selling, general, and administrative	391,829	315,429	272,702
Research and development	85,618	67,639	60,058

Total operating expenses	477,447	383,068	332,760

Operating income	204,449	229,115	150,947
Other income, net	9,711	9,990	10,889

Earnings before income taxes and cumulative effect of accounting change	214,160	239,105	161,836
Income taxes (Note 9)	32,705	62,167	45,314

Earnings before cumulative effect of accounting change	181,455	176,938	116,522
Cumulative effect of accounting change, net of income taxes of $15,459 in 2002	—	—	34,500

Net income	$181,455	$176,938	$82,022

Basic earnings per share:
Basic earnings per share before cumulative effect of accounting change	$0.92	$0.90	$0.59
Cumulative effect of accounting change, net of tax	—	—	0.17

Basic earnings per share	$0.92	$0.90	$0.42

Basic weighted average shares outstanding	196,799	197,402	195,927

Diluted earnings per share:
Diluted earnings per share before cumulative effect of accounting change	$0.90	$0.88	$0.59
Cumulative effect of accounting change, net of tax	—	—	0.17

Diluted earnings per share	$0.90	$0.88	$0.42

Diluted weighted average shares outstanding	201,658	201,517	196,993

See accompanying notes to consolidated financial statements.

AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

Years ended December 31, 2004, 2003 and 2002

In thousands

	$0.01 Par, Common stock				Treasury Stock, at Cost
			Additional Paid-in Capital	Retained Earnings			Accumulated Other Comprehensive Income (Loss)
	Shares	Amount			Shares	Amount		Total
Balances at December 31, 2001	196,025	$1,960	$126,365	$1,099,541	(250)	$(1,551)	$(4,927)	$1,221,388
Net income				82,022				82,022
Foreign currency translation adjustment							3,300	3,300
Net unrealized loss on investments							(125)	(125)
Comprehensive income								85,197
Exercises of stock options	305	3	3,167					3,170
Tax benefit from exercises of stock options			490					490
Shares issued to Employee Stock Purchase Plan	166	2	1,805					1,807

Balances at December 31, 2002	196,496	1,965	131,827	1,181,563	(250)	(1,551)	(1,752)	1,312,052
Net income				176,938				176,938
Foreign currency translation adjustment							2,662	2,662
Net unrealized gain on investments							225	225
Comprehensive income								179,825
Common stock dividends				(31,768)				(31,768)
Exercises of stock options	3,340	34	42,170					42,204
Tax benefit from exercises of stock options			6,749					6,749
Shares issued to Employee Stock Purchase Plan	146	1	1,820					1,821

Balances at December 31, 2003	199,982	2,000	182,566	1,326,733	(250)	(1,551)	1,135	1,510,883
Net income				181,455				181,455
Foreign currency translation adjustment							1,431	1,431
Comprehensive income								182,886
Common stock dividends				(70,497)				(70,497)
Exercises of stock options	1,582	16	19,862					19,878
Tax benefit from exercises of stock options			4,942					4,942
Shares issued to Employee Stock Purchase Plan	136	1	2,152					2,153
Compensation expense—Restricted Stock Units			2,014					2,014
Common stock repurchases	(9,313)	(93)	(149,907)					(150,000)
Treasury shares returned to authorized but not issued status	(250)	(3)	(1,548)		250	$1,551		—

Balances at December 31, 2004	192,137	$1,921	$60,081	$1,437,691	—	$—	$2,566	$1,502,259

See accompanying notes to consolidated financial statements.

AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2004, 2003 and 2002

In thousands

	2004	2003	2002
Cash flows from operating activities
Net income	$181,455	$176,938	$82,022
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property, plant, and equipment	36,826	35,619	39,665
Loss (gain) on sale of property, plant, and equipment	776	—	(347)
Amortization of other intangibles	11,661	11,831	11,857
Provision for doubtful accounts	(1,500)	5,279	3,890
Provision for inventories	17,376	6,600	10,780
Compensation expense—Restricted Stock Units	2,014	—	—
Deferred income taxes	(981)	(6,403)	(23,999)
Cumulative effect of accounting change	—	—	49,959
Restructuring charges	—	—	3,877
Impairment of assets held-for-sale	—	—	3,203
Other non-cash items, net	1,431	2,887	3,175
Changes in operating assets and liabilities:
Accounts receivable	(61,329)	(32,918)	22,626
Inventories	(81,081)	(88,851)	19,885
Prepaid expenses and other current assets	(13,998)	(751)	(8,610)
Other assets	(1,794)	(667)	85
Accounts payable	29,413	2,817	24,414
Accrued compensation	4,503	6,337	11,389
Accrued sales and marketing programs	13,262	7,542	(606)
Accrued warranty	1,383	(15,474)	20,337
Other accrued expenses	12,783	3,845	8,871
Deferred revenue	11,192	5,195	4,684
Income taxes payable	(22,156)	(227)	25,763

Net cash provided by operating activities	141,236	119,599	312,920

Cash flows from investing activities
Purchases of held-to-maturity securities	(862,277)	(484,980)	(352,446)
Maturities of held-to-maturity securities	723,006	405,854	182,440
Purchases of available-for-sale securities	(2,762,575)	(3,149,112)	(1,559,835)
Sales of available-for-sale securities	2,919,085	3,133,283	1,264,030
Capital expenditures, net of capital grants	(29,289)	(21,609)	(19,555)
Proceeds from sale of property, plant, and equipment	787	—	3,557
Proceeds from disposals of property, plant, and equipment	—	—	1,624

Net cash used in investing activities	(11,263)	(116,564)	(480,185)

Cash flows from financing activities
Purchases of common stock	(150,000)	—	—
Proceeds from issuances of common stock	22,031	44,025	4,977
Dividends paid on common stock	(70,497)	(31,768)	—

Net cash (used in) provided by financing activities	(198,466)	12,257	4,977

Net change in cash and cash equivalents	(68,493)	15,292	(162,288)
Cash and cash equivalents at beginning of year	141,214	125,922	288,210

Cash and cash equivalents at end of year	$72,721	$141,214	$125,922

Supplemental cash flow disclosures
Cash paid during the year for:
Income taxes (net of tax refunds)	$53,309	$56,168	$23,753

        NON-CASH TRANSACTIONS: In 2002, APC recorded restructuring charges and impairment of assets held-for-sale that included a non-cash component of $7,080 (Note 2).

See accompanying notes to consolidated financial statements.

AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2004, 2003 and 2002

1.     Summary of Significant Accounting Policies

Nature of Business

        American Power Conversion Corporation and its subsidiaries (APC) designs, develops, manufactures, and markets power protection and management solutions for computer, communications and electronic applications worldwide. APC's products include uninterruptible power supply products (UPSs), electrical surge protection devices, power conditioning products, cooling equipment, and associated software, services, and accessories. These products are primarily used with sensitive electronic devices which rely on electric utility power including, but not limited to, home electronics, personal computers (PCs), high-performance computer workstations, servers, networking equipment, communications equipment, Internetworking equipment, data centers, mainframe computers, and facilities. APC's principal markets are in North America, Europe, and the Far East.

Principles of Consolidation

        The consolidated financial statements include the accounts of American Power Conversion Corporation and all of its majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Revenue Recognition

        Revenue from sales of APC's products, including UPS products, electrical surge protection devices, power conditioning products, cooling equipment, and associated accessories, is recognized when title has passed at the time of delivery of product as stipulated by the delivery terms for the sales transactions. In addition, prior to revenue recognition, APC requires persuasive evidence of the arrangement, that the price is fixed or determinable, and that collectibility is reasonably assured. APC offers additional services to customers depending on the type of product the customer has purchased, including on-site services, installation consulting services, remote monitoring services, power audit services, and network integration services. Revenue is recognized at the time services are provided or is deferred and recognized ratably over the service period where applicable, typically one to three years. APC's arrangements do not generally include acceptance clauses. However, if an arrangement includes a customer specified acceptance provision, acceptance generally occurs at APC's factory prior to delivery. Provisions for potential liabilities resulting from sales returns and allowances, warranties, and uncollectible accounts are made at the time that related revenue is recognized, based on historical patterns of returns and contractual provisions in accordance with the provisions of Statement of Financial Accounting Standards No. 48, Revenue Recognition When Right of Return Exists, and U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 104.

Cash and Cash Equivalents

        Cash and cash equivalents consist of funds on deposit, money market savings accounts, and short-term commercial paper with original maturities of three months or less.

Investments

        APC classifies as short term its investments with original maturities greater than three months and less than or equal to one year, and as long term its investments with remaining maturities greater than one year and less than or equal to two years. APC has no investments with maturity dates greater than two years, except for auction rate securities. Held-to-maturity securities are carried at amortized cost. Available-for-sale securities are recorded at fair value with net unrealized gains and losses reported, net of income taxes, in other comprehensive income. Management determines the appropriate classification of securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Securities are classified as held-to-maturity when APC has the positive intent and ability to hold such securities to maturity. APC invests its excess cash principally in certificates of deposit, corporate bonds and notes, and U.S. government agency securities. APC also invests in auction rate securities. Auction rate securities have long-term underlying maturities, however the market is highly liquid and the interest rates reset every seven, 28 or 35 days. In prior years, APC classified a portion of its auction rate securities as cash equivalents, however such amounts have been reclassified as short term available-for-sale securities for all periods presented in this Report.

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

Land improvements	15-40 years
Buildings and improvements	30-40 years
Machinery and equipment	3-10 years
Office equipment, furniture, and fixtures	3-10 years
Purchased software	3 years

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

Warranties

        APC offers limited warranties ranging from one to three years varying by product. The provision for potential liability resulting from warranty claims is made at the time that related revenue is recognized, based on historical patterns of returns and contractual provisions in accordance with the provisions of Statement of Financial Accounting Standards No. 48, Revenue Recognition When Right of Return Exists, and U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 104. Customers can extend the basic warranty period of select products, at an additional charge, for a period of one or three additional years. Recognition of revenue associated with extended warranty programs commences on the date the extended warranty becomes effective and is recognized ratably over the extended warranty period. In addition, APC offers an Equipment Protection Policy in the U.S., Canada, and Europe. Depending on the model and country, the policy provides up to $150,000, £50,000, or €100,000 for repair or replacement of customers' hardware should a surge or lightning strike pass through an APC unit. Other restrictions also apply. Customers can also register the ProtectNet line of data line surge suppressors for a "Double-Up" Supplemental Equipment Protection Policy, under which the total recoverable limit under the Equipment Protection Policy may be doubled (U.S. and Canada only). Most surge suppressor products come with a lifetime product warranty. Except in relation to the product recall discussed below, APC has generally experienced satisfactory field operating results, and warranty and Equipment Protection Policy costs incurred to date have not had a significant impact on APC's results of operations.

        In early 2003, APC announced a product recall of Back-UPS CS 350 and 500 models. APC's methodology for estimating costs associated with this product recall involved estimating future costs to be incurred to replace the recalled products based on expected returns and the costs to conduct the recall, particularly repair and transportation costs; also refer to Note 8.

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

        Deferred income taxes have not been provided for the undistributed earnings of APC's foreign subsidiaries which aggregated approximately $640 million at December 31, 2004. APC plans to reinvest all such earnings for future expansion. If such earnings were distributed, taxes would increase by approximately $180 million. Additionally, APC has tax holidays in China, India, and the Philippines, which reduce or eliminate the income taxes paid in those countries. A substantial portion of APC's tax holiday in the Philippines expired in the third quarter of 2003. Based on the currently enacted regular corporate income tax rates in these countries, the benefit to APC of these tax holidays was approximately $7.2 million, or $0.04 per diluted share, for the year ended December 31, 2004; $10.2 million, or $0.05 per diluted share, for the year ended December 31, 2003; and $7.5 million, or $0.04 per diluted share, for the year ended December 31, 2002.

        FASB Staff Position (FSP) No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004, provides guidance under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the Jobs Act) on enterprises' income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying Statement No. 109. APC has not yet completed evaluating the impact of the repatriation provisions. Accordingly, as provided for in FSP 109-2, APC has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.

Earnings per Share

        Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and dilutive potential common shares outstanding during the period. Under the treasury stock method, the unexercised options are assumed to be exercised and the unvested restricted stock units are assumed to be vested, at the beginning of the period or at issuance, if later. The assumed proceeds are then used to purchase common shares at the average market price during the period. Potential common shares for which inclusion would have the effect of increasing diluted earnings per share (i.e., antidilutive) are excluded from the computation.

	2004	2003	2002
	(In thousands)
Basic weighted average shares outstanding	196,799	197,402	195,927
Net effect of dilutive potential common shares outstanding based on the treasury stock method using the average market price	4,859	4,115	1,066

Diluted weighted average shares outstanding	201,658	201,517	196,993

Antidilutive potential common shares excluded from the computation above	2,945	3,133	8,882

Stock-Based Compensation

        On June 10, 2004, APC's shareholders approved APC's 2004 Long-Term Incentive Plan (2004 LTI Plan), which replaced the 1997 Stock Option Plan. At December 31, 2004, APC had one active stock-based compensation plan, the aforementioned 2004 LTI Plan, and an employee stock purchase plan, which are described more fully in Note 10. As permitted by Statement of Financial Accounting Standards No. 123 as amended by No. 148, Accounting for Stock-Based Compensation, APC accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if APC had applied the fair value recognition provisions of Statement 123 to stock-based employee compensation:

		2004	2003	2002
		(In thousands except per share amounts)
Net income	As reported	$181,455	$176,938	$82,022
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	Pro forma	10,136	23,175	25,108

Net income	Pro forma	$171,319	$153,763	$56,914

Basic earnings per share	As reported	$0.92	$0.90	$0.42
	Pro forma	$0.87	$0.78	$0.29
Diluted earnings per share	As reported	$0.90	$0.88	$0.42
	Pro forma	$0.85	$0.76	$0.29

        The pro forma effect on net income for 2004, 2003 and 2002 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to stock option grants made prior to 1995.

        The weighted average fair value of stock options granted during 2004, 2003 and 2002 was $10.93, $8.18, and $7.07, respectively. APC estimates the fair value of each option as of the date of grant using the Black-Scholes pricing model with the following weighted average assumptions used for grants in 2004, 2003 and 2002:

	2004	2003	2002
Expected volatility	64%	67%	74%
Dividend yield	2%	2%	—
Risk-free interest rate	3.6%	2.5%	3.2%
Expected life	6 years	5 years	6 years

        Also under the aforementioned 2004 LTI Plan, on October 25, 2004, APC's Board of Directors approved the award of 951,825 restricted stock units (RSU). The weighted average fair value of such units granted during the fourth quarter of 2004 was $16.25 per unit. Under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, approximately $2.0 million of stock-based employee compensation cost was reflected in net income for such units in the fourth quarter of 2004. The RSU awards will vest, and the underlying common stock will concurrently issue, ratably over four years, whereby one-fourth of the shares will vest on each of June 30, 2005, June 30, 2006, June 30, 2007, and June 30, 2008.

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

        In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, which is a revision of Statement No. 123 as amended by No. 148, Accounting for Stock-Based Compensation. Statement No. 123(R) supercedes APB Opinion No. 25. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative. This Statement is effective for fiscal periods beginning after June 15, 2005 and will be effective for APC for the third and fourth fiscal quarters of 2005.

        Statement 123(R) permits public companies to adopt its requirements using one of two methods. The "modified prospective" method requires compensation cost to be recognized beginning with the Statement's effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date. The "modified retrospective" method includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

        APC has yet to determine which method to use in adopting Statement 123(R). As permitted by Statement 123, APC currently accounts for share-based payments to employees using APB Opinion No. 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)'s fair value method will have a significant impact on APC's results of operations, although it will have no impact on APC's overall financial position. APC is evaluating Statement 123(R) and has not yet determined the amount of stock option expense which will be incurred in future periods.

Advertising Costs

        Advertising costs are expensed as incurred and reported in marketing, selling, general, and administrative expenses in the accompanying consolidated statements of income. Such costs of advertising, advertising production, trade shows, and other activities are designed to enhance demand for APC's products. Advertising costs were $50.4 million in 2004, $46.8 million in 2003, and $40.8 million in 2002. There are no capitalized advertising costs in the accompanying consolidated balance sheets.

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

        In 2002, APC recorded $7.2 million of related restructuring costs of which $4.7 million and $2.5 million were classified in cost of goods sold and operating expenses, respectively. These costs included the effects of approximately 941 employee terminations, principally 54% in manufacturing, 14% in sales and 13% in R&D, based on severance agreements, as well as facilities closures in the Philippines, U.S. and U.K., and the related impairment of tangible assets, principally buildings and manufacturing equipment, based on management's assessment of market data. These costs were not allocated to APC's operating segments, but rather were classified as indirect operating expenses for segment reporting consistent with APC's classification for its internal financial reporting; also refer to Note 12.

        In connection with APC's decision to consolidate its Philippines-based manufacturing operations, APC closed manufacturing facilities located in the Philippines province of Laguna, in Maryland, and also in the U.K. APC marketed its Philippines property with an intent to sell these assets in 2003. However, APC was unable to complete this sale as a result of an unfavorable real estate market. In accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in the second quarter of 2003 the Philippines building and equipment previously classified as assets held-for-sale were reclassified to held-for-use property, plant, and equipment at their fair values, which aggregated $3.0 million, and depreciation re-commenced. APC sold a building in Maryland to a third party in October 2002. Also, in connection with the closure of a leased facility in the U.K., APC recognized a lease liability during the first quarter of 2002; this lease will expire in the second quarter of 2005.

        A summary of the related 2002 restructuring liabilities during 2004, 2003 and 2002 is outlined below. APC expects all such restructuring liabilities at December 31, 2004 to be settled by the end of the second quarter of 2005.

	2002 Restructuring Plans
	Restructuring Liabilities at Beginning of Year	Total Charges	Non-cash Charges	Cash Payments	Restructuring Liabilities at End of Year
	(In thousands)
2004
Employee terminations	$25	$—	$—	$—	$25
Termination of U.K. lease	414	—	—	(350)	64

	$439	$—	$—	$(350)	$89

2003
Employee terminations	$25	$—	$—	$—	$25
Termination of U.K. lease	775	—	—	(361)	414

	$800	$—	$—	$(361)	$439

2002
Employee terminations	$—	$2,550	$—	$(2,525)	$25

Impairment of Philippines manufacturing equipment	—	1,671	(1,671)	—	—
Impairment of Maryland building	—	1,500	(1,500)	—	—
Impairment of U.K. assets	—	706	(706)	—	—
Termination of U.K. lease	—	775	—	—	775

Total facilities closures	—	4,652	$(3,877)	—	775

	$—	$7,202	$(3,877)	$(2,525)	$800

3.     Investments

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(In thousands)
At December 31, 2004
Held-to-maturity
Certificates of deposit	$127,241	$—	$—	$127,241
Corporate bonds and notes	283,573	6	(1)	283,578
U.S. government agency securities	35,000	—	(106)	34,894

	445,814	6	(107)	445,713

Available-for-sale
Auction rate securities	202,075	—	—	202,075
Equity investments	506	—	—	506

	202,581	—	—	202,581

	$648,395	$6	$(107)	$648,294

At December 31, 2003
Held-to-maturity
Certificates of deposit	$209,814	$—	$—	$209,814
Corporate bonds and notes	42,112	237	—	42,349
Municipal bonds and notes	18,593	67	—	18,660
U.S. government agency securities	36,024	5	(16)	36,013

	306,543	309	(16)	306,836

Available-for-sale
Auction rate securities	358,651	—	—	358,651
Equity investments	440	—	—	440

	359,091	—	—	359,091

	$665,634	$309	$(16)	$665,927

        Proceeds from the sales of investment securities available-for-sale were $2.919 billion in 2004, $3.133 billion in 2003 and $1.264 billion in 2002; gross realized losses were approximately $575,000 in 2003 and $224,000 in 2002.

        APC invests its excess cash principally in certificates of deposit, corporate bonds and notes, and U.S. government agency securities. APC also invests in auction rate securities. Auction rate securities have long-term underlying maturities, however the market is highly liquid and the interest rates reset every seven, 28 or 35 days. In prior years, APC classified a portion of its auction rate securities as cash equivalents, however such amounts have been reclassified as short term available-for-sale securities for all periods presented in this Report—$80.1 million, $110.9 million, and $83.4 million at December 31, 2004, 2003 and 2002, respectively.

        At December 31, 2004, APC's held-to-maturity investments included $440.3 million with contractual maturities of one year or less and $5.5 million with contractual maturities between one to two years; APC's available-for-sale auction rate debt securities included $95.0 million with contractual maturities between approximately 14 to 40 years.

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

5.     Inventories

	December 31, 2004	December 31, 2003
	(In thousands)
Raw materials	$212,883	$185,431
Work in process	9,382	10,679
Finished goods	243,662	206,112

Total inventories	$465,927	$402,222

6.     Goodwill and Other Intangible Assets

        At December 31, 2004 and 2003, goodwill of $7.2 million and $6.7 million, respectively, was associated with the Small Systems segment. Amortized intangible assets were as follows:

		December 31, 2004		December 31, 2003
	Weighted Average Amortization Period
Amortized Intangible Assets		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(In thousands)
Technology	6 years	$81,040	$45,071	$80,043	$35,239
Customer lists	5 years	8,900	6,210	8,900	4,864
Tradenames	5 years	3,157	2,189	3,157	1,705

Total amortized intangible assets	6 years	$93,097	$53,470	$92,100	$41,808

        Aggregate amortization expense related to APC's other intangible assets for 2004, 2003 and 2002 was $11.7 million, $11.8 million and $11.9 million, respectively. Estimated aggregated amortization for each of the next five succeeding fiscal years is $11.8 million for 2005, $11.8 million for 2006, $9.6 million for 2007, $5.2 million for 2008, and $1.2 million for 2009. There are no expected residual values related to these intangible assets.

7.     Revolving Credit Agreements and Short Term Debt

        At December 31, 2004 and 2003, APC had available for future borrowings $65.0 million under an unsecured, non-committed line of credit agreement at a floating interest rate equal to the bank's cost of funds rate plus 0.625%. No borrowings were outstanding under this facility during fiscal years 2004, 2003 and 2002, or at December 31, 2004 and 2003.

8.     Warranty Liability and Product Recall

	Product Warranty Liability at Beginning of Year	Accruals for Product Warranties Issued During the Year	Adjustments to Accruals for Preexisting Warranties	Warranty Payments	Product Warranty Liability at End of Year
	(In thousands)
2004	$11,709	$26,761	$—	$(25,378)	$13,092
2003	$27,183	$24,454	$(5,500)	$(34,428)	$11,709
2002	$6,846	$41,798	$(167)	$(21,294)	$27,183

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

        As of December 31, 2004, APC had incurred approximately 82% of currently estimated total recall costs. Our estimation of remaining recall costs of $2.4 million, comprised of $0.9 million for the U.S. and $1.5 million for international geographies, continues to be subject to actual return rates and per unit repair costs (which can vary by country) as well as estimates for other recall-related costs expected to be incurred. We expect that future amounts will not differ materially from our current estimates.

9.     Income Taxes

        Total federal, state, and foreign income tax expense (benefit) from continuing operations for the years ended December 31, 2004, 2003 and 2002 consists of the following:

	Current	Deferred	Total
	(In thousands)
2004
Federal	$(4,270)	$1,366	$(2,904)
State	1,970	(1,974)	(4)
Foreign	35,986	(373)	35,613

	$33,686	$(981)	$32,705

2003
Federal	$32,880	$(7,284)	$25,596
State	7,938	166	8,104
Foreign	28,748	(281)	28,467

	$69,566	$(7,399)	$62,167

2002
Federal	$33,502	$(5,657)	$27,845
State	7,287	(1,063)	6,224
Foreign	12,978	(1,733)	11,245

	$53,767	$(8,453)	$45,314

        Income tax expense attributable to continuing operations amounted to $32.7 million in 2004, $62.2 million in 2003, and $45.3 million in 2002, (effective rates of 15.3%, 26.0%, and 28.0%, respectively). The actual expense for 2004, 2003 and 2002 differs from the "expected" tax expense (computed by applying the U.S. statutory federal corporate tax rate of 35% to earnings before income taxes) as follows:

	2004	2003	2002
	(In thousands)
Computed "expected" tax expense	$74,956	$83,687	$56,643
State income taxes, net of federal income tax benefit	(3)	6,702	4,046
Foreign earnings taxed at rates lower than U.S. statutory rate (principally Ireland and the Philippines)	(22,367)	(26,088)	(13,641)
Extraterritorial income exclusion	(1,102)	(1,740)	(1,610)
Resolution of tax contingencies	(20,860)	—	—
Other	2,081	(394)	(124)

	$32,705	$62,167	$45,314

        In fiscal 2004, the tax rate benefited from net favorable adjustments to previously estimated liabilities of $20.8 million, which decreased the provision for taxes by approximately $0.10 per share. Excluding these adjustments, our tax rate for the year would have been 25.0%. The most significant favorable adjustments related to the resolution of an IRS audit through 2002.

        The domestic and foreign components of earnings before income taxes were $11.9 million and $202.3 million, respectively, for 2004; $51.9 million and $187.2 million, respectively, for 2003; and $89.3 million and $72.5 million, respectively, for 2002. Total income tax expense for the years ended December 31, 2004, 2003 and 2002 was allocated as follows:

	2004	2003	2002
	(In thousands)
Income from continuing operations	$32,705	$62,167	$45,314
Shareholders' equity, for compensation expense for tax purposes in excess of amounts recognized for financial statement purposes	(4,942)	(6,749)	(490)
Shareholders' equity, for unrealized loss in investments	—	—	(85)
Cumulative effect of accounting change	—	—	(15,459)

	$27,763	$55,418	$29,280

        At December 31, 2004 and 2003, deferred income tax assets and liabilities result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. The sources and tax effects of these temporary differences are presented below:

	2004	2003
	(In thousands)
Deferred tax assets
Intangible assets	$32,642	$30,440
Intercompany inventory profits	11,737	13,765
Inventory obsolescence reserve	10,777	11,053
Accrual for compensation and compensated absences	11,507	8,648
Deferred revenue	2,911	5,559
Allowance for doubtful accounts	3,240	4,455
Allowances for sales and marketing programs	3,335	4,112
Reserve for warranty and product recall costs	3,894	3,250
Additional costs inventoried for tax purposes	2,495	2,500
Other	8,828	3,368

Total gross deferred tax assets	91,366	87,150
Less valuation allowance	(5,661)	(3,518)

Net deferred tax assets	85,705	83,632

Deferred tax liabilities
Excess of tax over financial statement depreciation	12,548	11,117
Other	2,901	3,240

Total deferred tax liabilities	15,449	14,357

Net deferred income taxes	$70,256	$69,275

        In assessing the realizability of deferred tax assets, APC considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2004 and 2003, APC provided a valuation allowance on certain of its deferred tax assets, primarily consisting of net operating losses generated in 2004, 2003 and 2002 for the start up and continuing operations of Brazilian operations, because of uncertainty regarding their realizability.

        American Jobs Creation Act of 2004—Repatriation of Foreign Earnings.    The American Jobs Creation Act of 2004 (the Jobs Act), enacted on October 22, 2004, provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by a company's chief executive officer and approved by the company's board of directors. Certain other criteria in the Jobs Act must be satisfied as well. The maximum amount of APC's foreign earnings that qualify for the temporary deduction is $500 million. For APC, the one-year period during which the qualifying distributions can be made is 2004 or 2005. No qualifying distributions were made during 2004.

        APC is in the process of evaluating whether it will repatriate foreign earnings under the repatriation provisions of the Jobs Act, and if so, the amount that will be repatriated. The range of reasonably possible amounts that APC is considering for repatriation, which would be eligible for the temporary deduction, is zero to $500 million. APC is awaiting the issuance of further regulatory guidance and passage of statutory technical corrections with respect to certain provisions in the Jobs Act prior to determining the amounts it will repatriate. If such regulatory guidance or technical corrections are favorable, APC is likely to repatriate amounts in the high end of its range. APC expects to determine the amounts and sources of foreign earnings to be repatriated, if any, during the third quarter of 2005.

        APC is not yet in a position to determine the impact of a qualifying repatriation, should it choose to make one, on its income tax expense for 2005, the amount of its indefinitely reinvested foreign earnings, or the amount of its deferred tax liability with respect to foreign earnings. If APC were to plan to repatriate the maximum amount eligible for the temporary deduction, which is $500 million, from foreign earnings which were previously indefinitely reinvested, APC estimates it would accrue additional tax expense in fiscal 2005 of between zero and $38.2 million.

10.   Stock-Based Compensation

        At December 31, 2004, APC had one active stock-based compensation plan and an employee stock purchase plan, described below.

Stock-based Compensation Plans

        On June 10, 2004, APC's shareholders approved APC's 2004 Long-Term Incentive Plan (2004 LTI Plan), which replaced APC's 1997 Stock Option Plan (1997 Plan). The 2004 LTI Plan will enable APC to utilize shares previously not distributed under the 1997 Plan. No further grants will be made from the 1997 Plan. Awards under the 2004 LTI Plan may be in the form of incentive stock options, non-qualified stock options, restricted stock, restricted stock units, performance restricted stock, performance restricted stock units, or any other equity-based interests as the Compensation Committee of APC's Board of Directors shall determine. The number of shares of common stock that may be delivered in satisfaction of awards granted under the 2004 LTI Plan shall be equal to (a) the number of shares of common stock that remain available for grant under the 1997 Plan as of June 10, 2004, plus (b) any shares of common stock underlying outstanding awards under the 1997 Plan that after June 10, 2004 expire or terminate without being exercised or that would otherwise again become available for issuance under the 1997 Plan, and in no event shall exceed an aggregate of 15 million shares. At December 31, 2004, there were 10.3 million shares available for future grants under the 2004 LTI Plan.

        On April 21, 1997, APC's shareholders approved the 1997 Stock Option Plan and on June 19, 1987 approved the 1987 Stock Option Plan (collectively the 1997 and 1987 Plans). The 1997 and 1987 Plans authorized the grant of options for up to 12.0 million shares and 21.6 million shares, respectively, of common stock. On June 11, 2002 and May 7, 1999, APC's shareholders authorized an additional 9.5 million shares and 12.0 million shares, respectively, under the 1997 Stock Option Plan, resulting in an aggregate of 33.5 million shares available for grant under the 1997 Stock Option Plan. At December 31, 2003 and 2002, there were 11.7 million shares and 11.1 million shares, respectively, available for future grants under the 1997 Stock Option Plan.

        Options granted under APC's stock-based compensation plans are either (a) options intended to constitute incentive stock options (ISOs) under the Internal Revenue Code of 1986 (the Code) or (b) non-qualified options. Incentive stock options may be granted under the Plans to employees or officers of APC. Non-qualified options may be granted to consultants, directors (whether or not they are employees), employees or officers of APC.

        ISOs granted under APC's stock-based compensation plans may not be granted at a price less than the fair market value of the common stock on the date of grant (or 110% of fair market value in the case of employees or officers holding 10% or more of the voting stock of APC). The aggregate fair market value of shares, for which ISOs granted to any employee are exercisable for the first time by such employee during any calendar year (under all stock option plans of APC and any related corporation), may not exceed $100,000. Non-qualified options granted under the Plan may not be granted at a price less than the lesser of (a) the book value per share of common stock as of the end of the fiscal year of APC immediately preceding the date of such grant, or (b) 50% of the fair market value of the common stock on the date of grant.

        Options granted under the 1997 and 1987 Plans before December 1, 1995 vested 25% at the end of the first year and 12.5% at the end of each six month period thereafter. Options granted after December 1, 1995 and before February 14, 1997 vested 20% at the end of the second year and 20% at the end of each year thereafter. Options granted after February 14, 1997 vest 25% at the end of the first year and 12.5% at the end of each six month period thereafter. Options granted under the 2004 LTI Plan, generally vest 25% at the end of each year.

        On April 21, 1997, APC's shareholders approved the 1997 Non-employee Director Stock Option Plan and on May 20, 1993 approved the 1993 Non-employee Director Stock Option Plan (collectively the Director Plans). The 1997 and 1993 Director Plans authorized the grant of options for up to 400,000 shares and 80,000 shares of common stock, respectively. In 2004, 2003 and 2002, all non-employee directors were entitled to participate in the 1997 Non-Employee Director Stock Option Plan, with each receiving no option grants in 2004, and grants of options as of February 12, 2003 and February 12, 2002 for 20,000 shares and 20,000 shares at an exercise price of $15.00 and $13.01, respectively.

        Options granted under the 1997 Director Plan, and the options granted on August 9, 2001 under the 1997 Stock Option Plan, vest 25% at the end of the second year and 9.375% at the end of each six month period thereafter. Options granted under the 1993 Director Plan vested 25% at the end of the first year and 25% annually thereafter.

        Options granted under all stock-based compensation plans after January 1, 1993 expire not more than ten years from the date of grant (five years in the case of ISOs granted to ten percent shareholders). The outstanding options at December 31, 2004 expire at various dates through 2014. Options granted terminate within a specified period of time following termination of an optionee's employment or position as a director or consultant with APC.

        A summary of the status of stock options outstanding under APC's stock-based compensation plans as of December 31, 2004, 2003 and 2002, and changes during the years ending on those dates is presented below:

	2004		2003		2002
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
	(Shares in thousands)
Outstanding at beginning of year	16,182	$14.66	20,184	$14.27	17,649	$15.31
Granted	531	$20.47	249	$16.22	4,603	$11.08
Exercised	(1,582)	$12.42	(3,340)	$12.57	(305)	$10.09
Terminated	(50)	$17.61	(911)	$14.43	(1,763)	$17.09

Outstanding at end of year	15,081	$15.04	16,182	$14.64	20,184	$14.27

Exercisable at end of year	12,220	$15.43	10,791	$15.41	10,834	$14.86

        The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable	Weighted Average Exercise Price
	(Shares in thousands)
$ 4.56 - $ 6.82	165	1.2	$4.72	165	$4.72
$ 8.30 - $11.69	4,133	6.5	$10.67	2,172	$10.38
$12.43 - $17.71	7,395	5.0	$14.05	7,021	$14.01
$19.30 - $24.80	3,233	5.9	$22.67	2,719	$23.01
$29.00 - $31.13	155	5.1	$30.60	143	$30.66

	15,081	5.6	$15.04	12,220	$15.43

Stock Purchase Plan

        On April 21, 1997, APC's shareholders approved an Employee Stock Purchase Plan (the Plan) to provide substantially all employees an opportunity to purchase shares of its common stock through payroll deductions, in an aggregate amount up to 10% of eligible compensation. Semiannually, participant account balances are used to purchase shares of stock at the lesser of 85% of the fair market value of shares on the grant date or the exercise date. The aggregate number of shares purchased by an employee may not exceed 3,000 shares annually (subject to limitations imposed by the Internal Revenue Code). The employee stock purchase plan expires on February 11, 2007. A total of 2.0 million shares are available for purchase under the Plan. During 2004, under the Plan, 64,772 shares were issued at $15.95 per share and 70,827 shares were issued at $15.81 per share. During 2003, under the Plan, 77,171 shares were issued at $11.64 per share and 68,331 shares were issued at $13.51 per share. During 2002, under the Plan, 86,131 shares were issued at $10.92 per share and 79,838 shares were issued at $10.85 per share.

Restricted Stock Units

        Also under the aforementioned 2004 LTI Plan, on October 25, 2004, APC's Board of Directors approved the award of 951,825 restricted stock units (RSU). Under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, stock-based employee compensation cost was reflected in net income for such units beginning in the fourth quarter of 2004. The RSU awards will vest, and the underlying common stock will concurrently issue, ratably over four years, whereby one-fourth of the shares will vest on each of June 30, 2005, June 30, 2006, June 30, 2007, and June 30, 2008.

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

Employee Stock Ownership Plans

        At December 31, 2004, APC had a noncontributory ESOP covering substantially all employees in Ireland. Contributions to the ESOP are based on a percentage of eligible compensation and are determined by APC's Board of Directors at its discretion, subject to the limitations established by Ireland tax laws. The Ireland ESOP held 155,094, 167,766 shares, and 179,238 shares, of common stock at December 31, 2004, December 31, 2003, and December 31, 2002, respectively. No shares were contributed to the ESOP in 2004, 2003 or 2002.

        APC also contributes to Company sponsored and government sponsored pension and retirement programs in several foreign locations.

        APC's pension and retirement benefit contributions in 2004, 2003 and 2002 amounted to approximately $11.2 million, $10.4 million, and $7.9 million, respectively.

12.   Operating Segment and Geographic Information

        Segment accounting policies are the same as policies described in Note 1.

Basis for Presentation

        APC operates primarily within one industry consisting of three reportable operating segments by which it manages its business and from which various offerings are commonly combined to develop a total solution for the customer. These efforts primarily incorporate the design, manufacture, and marketing of power protection equipment and related software and accessories for computer, communications, and related equipment. APC's three segments are: Small Systems, Large Systems, and "Other." Each of these segments address global markets.

        Small Systems.    The Small Systems segment develops power devices and accessories for servers and networking equipment commonly used in local area and wide area networks and for personal computers and sensitive electronics. Major product offerings include the Back-UPS, Smart-UPS, and Symmetra Power Array single-phase family of UPSs. Also included are SurgeArrest surge suppressors as well as cabling and connectivity products. Additional accessories and software products are offered to enhance the management of these networks, including APC's PowerChute software and NetShelter server enclosures. Products are sold to home and commercial users primarily through an indirect selling model consisting of computer distributors and dealers, value-added resellers, mass merchandisers, catalog merchandisers, E-commerce vendors, and strategic partnerships.

        Large Systems.    The Large Systems segment provides systems, products and services that primarily provide back-up power, power distribution and cooling for data centers, facilities, and communications equipment for both commercial and industrial applications. Product offerings include major components of InfraStruXure systems, Silcon UPSs, NetworkAIR precision cooling equipment, DC and broadband power systems, and services. Products are sold to commercial users through both a direct and indirect selling model consisting of value-added resellers and strategic partnerships. Additionally, APC utilizes manufacturer representatives to identify and secure projects.

        "Other" Segment.    The Other segment principally consists of desktop and notebook computer accessories and replacement batteries. The distribution model of products in the Other segment is consistent with that of the Small Systems segment.

        APC measures the profitability of its segments based on gross margin. Segment gross margins exclude certain expenses which are managed outside the reportable segments. Costs excluded from segment profit are operating expenses, primarily consisting of R&D, selling and corporate expenses, and income taxes. In addition, our 2004 excess inventory provision, a charge in 2003 associated with the settlement of a claim for the infringement of intellectual property; 2003 and 2002 product recall provision; 2002 restructuring charges; and 2002 impairment of assets held-for-sale have not been allocated to our operating segments, but rather have been classified as indirect operating expenses for segment reporting consistent with our classification for our internal financial reporting. Expenditures for additions to long-lived assets are not tracked or reported by the operating segments, although depreciation expense is allocated to and reported by the operating segments.

        APC closely monitors the credit worthiness of its customers, adjusting credit policies and limits as deemed necessary. Two computer distributor customers, Tech Data Product Management and Ingram Micro, accounted for approximately 12.7% and 8.9%, respectively, of net sales in 2004, 14.1% and 10.0%, respectively, of net sales in 2003, and 14.4% and 13.2%, respectively, of net sales in 2002. The majority of our sales to Tech Data Product Management and Ingram Micro are included in the Small Systems segment.

        Summary operating segment information is as follows:

	2004	2003	2002
	(In thousands)
Segment net sales
Small Systems	$1,299,816	$1,146,799	$1,056,140
Large Systems	322,148	240,007	182,074
Other	66,070	69,142	54,773

Total segment net sales	1,688,034	1,455,948	1,292,987
Shipping and handling revenues	11,843	8,850	7,038

Total net sales	$1,699,877	$1,464,798	$1,300,025

Segment profits
Small Systems	$626,724	$552,291	$484,899
Large Systems	63,590	48,480	17,626
Other	40,425	40,277	30,475

Total segment profits	730,739	641,048	533,000
Shipping and handling net costs	37,343	30,237	21,705
Provision for excess inventory	11,500	—	—
Provision for intellectual property infringement claim	—	4,000	—
Product recall provision (update)	—	(5,500)	19,600
Restructuring charges	—	—	7,202
Impairment of assets held-for-sale	—	—	3,203
Other indirect operating expenses	477,447	383,196	330,343
Other income, net	9,711	9,990	10,889

Earnings before income taxes and cumulative effect of accounting change	$214,160	$239,105	$161,836

Segment depreciation
Small Systems	$14,488	$15,607	$16,890
Large Systems	6,303	5,500	5,338
Other	262	412	282

Total segment depreciation	21,053	21,519	22,510
Corporate	15,773	14,100	17,155

Total depreciation	$36,826	$35,619	$39,665

        Summary geographic information is as follows:

	2004	2003	2002
	(In thousands)
Net sales
United States	$751,685	$658,672	$625,347
North and Latin America excluding United States	91,308	78,852	85,158
Europe, Middle East, and Africa	547,246	467,150	372,614
Far East	309,638	260,124	216,906

	$1,699,877	$1,464,798	$1,300,025

        Sales are attributed to geographic regions based on location of customer. No individual foreign country is material in relation to total net sales.

	2004	2003	2002
	(In thousands)
Capital expenditures
United States	$16,545	$10,809	$7,395
Ireland	2,781	1,218	2,048
Denmark	1,064	2,165	211
Other Europe	1,160	1,176	1,860
India	4,569	2,616	1,324
Philippines	1,699	1,332	1,827
China	809	1,307	878
Japan	210	328	1559
Other Far East	146	103	559
Latin America	306	555	1,894

	$29,289	$21,609	$19,555

Long-lived assets
United States	$80,609	$128,537	$151,544
Europe	65,122	86,323	82,799
Philippines	33,190	36,315	37,003
Other Far East	26,047	25,022	24,497
Latin America	4,857	5,578	5,841

	$209,825	$281,775	$301,684

13.   Litigation

        On January 10, 2003, Powerware Corporation filed in the United States District Court for the Eastern District of North Carolina (the "Court") a complaint alleging infringement of three United States patents. On May 7, 2003, Powerware Corporation filed with the Court an amended complaint modifying its allegations of infringement regarding the Powerware Patents. APC was served with the amended complaint on May 9, 2003. Powerware Corporation is seeking unspecified damages and injunctive relief. On May 28, 2003, APC filed its answer to the amended complaint and on June 17, 2003 APC filed its first amended answer and counterclaims alleging infringement by Powerware Corporation of three United States patents owned by APC. On July 3, 2003, Powerware Corporation filed its answer to counterclaims. On March 18, 2004, Powerware Corporation amended its complaint to add an additional patent to the litigation. On or about October 27, 2004, Powerware Corporation changed its corporate name to Eaton Power Quality Corporation. On January 31, 2005, the Court issued a Markman ruling construing the patent claims at issue in the case.

        On December 23, 2004, APC filed a patent infringement suit against Eaton Power Quality Corporation in the United States District Court for the District of Delaware charging Eaton Power Quality Corporation with infringement of one United States patent. On January 26, 2005, Eaton Power Quality Corporation filed a motion to dismiss APC's complaint on procedural grounds. On February 9, 2005, APC filed an answering brief in opposition to Eaton Power Quality Corporation's motion to dismiss.

        As previously reported in APC's Form 8-K dated March 2, 2005, on February 24, 2005, Eaton Power Quality Corporation and its parent corporation, Eaton Corporation (collectively "Eaton"), entered into a binding memorandum of understanding with APC to settle the two patent infringement suits pending in the United States District Court for the Eastern District of North Carolina and the United States District Court for the District of Delaware. In addition to settling all outstanding patent litigation, APC and Eaton agreed to cross-license multiple patents that were involved in the litigation. APC and Eaton also agreed to a ten-year covenant prohibiting the companies from filing against each other any additional patent infringement suits related to products of the other that are based on U.S. patent claims which are directed to electronic hardware that performs double conversion for power electronics. Eaton and APC are working toward finalizing a definitive agreement. Neither party will pay the other any monetary compensation in connection with the settlement.

        As previously reported in APC's Form 10-Q for the quarter ended September 26, 2004, on February 5, 2004, Liebert Corporation and Zonatherm Products, Inc., Liebert's sales representative firm in the Chicago area, filed a lawsuit in the Circuit Court of Cook County, Illinois, Chancery Division (the "Court") against APC, Aerico, LLC, a sales representative firm formed by former employees of Zonatherm Products, and the former employees of Zonatherm Products who formed Aerico, LLC. The lawsuit alleged willful violation of the Illinois Trade Secrets Act, tortious interference with contract, tortious interference with prospective economic advantage, civil conspiracy and conspiracy to breach fiduciary duties. Liebert and Zonatherm are seeking compensatory and punitive damages and injunctive relief. On February 18, 2004, the Court denied plaintiffs' motion for a temporary restraining order. On July 16, 2004, the Court dismissed without prejudice all claims except the Illinois Trade Secret Act claim. On August 6, 2004, plaintiffs filed a second amended complaint reasserting the claims dismissed by the Court on July 16, 2004. On August 20, 2004, the Court denied plaintiffs' motion for preliminary injunction as to violation of the Illinois Trade Secrets Act. On September 21, 2004, plaintiffs filed a Notice of Appeal of the August 20, 2004 ruling with the Illinois Appellate Court. On January 12, 2005, the Court dismissed without prejudice all claims against APC except the Illinois Trade Secret Act claim. On March 1, 2005 the Illinois Appellate Court issued an opinion on the appeal pursuant to which it affirmed the Court on the issue of non-trade secret nature of plaintiff's customer lists, and remanded the matter for the Court to enter an injunction against one of the individual former employees of Zonatherm from using certain pricing books. On March 16, 2005, plaintiffs filed a third amended complaint reasserting claims substantially similar to those dismissed by the Court in its January 12, 2005 ruling.

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

14.   Fair Value of Financial Instruments

        The carrying amounts of cash, cash equivalents, short term investments, accounts receivable, short-term debt, accounts payable, and accrued liabilities approximate their fair values because of the short duration of these instruments.

15.   Commitments

        APC has several non-cancelable operating leases, primarily for warehousing and office space, expiring at various dates through 2011. These leases contain renewal options for periods ranging from one to seven years and require APC to pay its proportionate share of utilities, taxes, and insurance. Rent expense under these leases for 2004, 2003 and 2002 was $9.6 million, $8.4 million, and $8.0 million, respectively.

        Future minimum lease payments under these non-cancelable leases are: 2005—$8.4 million; 2006—$6.7 million; 2007—$5.6 million; 2008—$4.6 million; 2009—$3.2 million; and $1.6 million thereafter.

16.   Contingencies

        APC has agreements with the Industrial Development Authority of Ireland (IDA) under which it receives grant monies for costs incurred for machinery, equipment, and building improvements for its Galway and Castlebar facilities equal to 40% and 60%, respectively, of such costs up to a maximum of $13.1 million for Galway and $1.3 million for Castlebar. Such grant monies are subject to APC meeting certain employment goals and maintaining operations in Ireland until termination of the respective agreements. The total cumulative amounts of capital grant claims submitted and received through December 31, 2004 for the Galway facility were approximately $10.9 million and $10.9 million, respectively. The total cumulative amount of capital grant claims submitted through December 31, 2004 for the Castlebar facility was $0.4 million; no capital grant claims had been received for the Castlebar facility. Under separate agreements with the IDA, APC receives direct reimbursement of training costs at its Galway and Castlebar facilities for up to $3,000 and $12,500, respectively, per new employee hired. The total cumulative amounts of training grant claims submitted and received through December 31, 2004 for the Galway facility were approximately $1.2 million and $1.2 million, respectively. The total cumulative amount of training grant claims submitted and received through December 31, 2004 for the Castlebar facility were approximately $1.2 million and $0.9 million, respectively.

        APC also has an agreement with the IDA for a research and development grant towards the costs of a project for the development of software products. The availability of the grant is contingent on meeting certain milestones in the progress of the project as well as meeting certain employment goals on the project within the Galway facility. The amount of grant assistance available on satisfaction of all conditions is 28% of the eligible expenditure to a maximum of €714,588. At December 31, 2004, no grant claims had been claimed or received.

        In addition, APC executed agreements in 1994 with an unrelated company to acquire the 280,000 square foot manufacturing and distribution facility presently occupied in Galway, Ireland for one (1) Irish Pound (equivalent to approximately $1.50). As additional consideration for the facility, APC assumed a contingent liability of approximately €4.4 million (US$6.0 million) as part of APC's agreement with the IDA. The contingent liability is canceled upon successful completion of the terms of the agreement.

17.   Quarterly Financial Data (Unaudited)

        The following is a summary of quarterly results of operations in thousands except per share amounts:

	Q1	Q2	Q3	Q4
2004
Net sales	$351,751	$395,663	$441,671	$510,792
Gross profit	$149,092	$149,522	$176,686	$206,596
Net income	$34,678	$26,763	$67,166	$52,848
Basic earnings per share	$0.17	$0.13	$0.34	$0.28
Basic weighted average shares outstanding	199,903	200,234	195,925	191,660
Diluted earnings per share	$0.17	$0.13	$0.34	$0.27
Diluted weighted average shares outstanding	206,106	204,992	199,208	196,456
2003
Net sales	$308,975	$331,496	$393,701	$430,626
Gross profit	$125,914	$136,012	$172,884	$177,373
Net income	$29,979	$33,109	$55,835	$58,015
Basic earnings per share	$0.15	$0.17	$0.28	$0.29
Basic weighted average shares outstanding	196,397	196,717	197,638	198,915
Diluted earnings per share	$0.15	$0.17	$0.28	$0.28
Diluted weighted average shares outstanding	199,765	199,993	201,649	204,278

18.   Subsequent Event

        On February 15, 2005, a quarterly dividend of $0.10 per share was declared, payable on March 16, 2005 to shareholders of record as of February 28, 2005. It is the intention of the Board of Directors to pay a comparable quarterly dividend on a going forward basis contingent upon continued capital availability and a determination that cash dividends continue to be in the best interests of APC and its shareholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A. Controls and Procedures

(A)  Evaluation of Disclosure Controls and Procedures

        As of the end of the period covered by this report, management carried out an evaluation, under the supervision and with the participation of APC's Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, APC's disclosure controls and procedures were effective in timely alerting them to material information required to be included in APC's periodic filings with the U.S. Securities and Exchange Commission.

(B)  Report of Management regarding Internal Control over Financial Reporting.

        APC's management is responsible for establishing and maintaining adequate internal control over financial reporting. APC's internal control system was designed to provide reasonable assurance to APC's management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of its inherent limitations due to, for example, the potential for human error or circumvention of controls, internal controls over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        APC's management assessed the effectiveness of APC's internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, management believes that, as of December 31, 2004, APC's internal control over financial reporting is effective based on those criteria.

        APC's independent registered public accounting firm, KPMG LLP, has issued a report on our assessment of APC's internal control over financial reporting. This report appears below.

(C)  Attestation Report of the Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
American Power Conversion Corporation:

        We have audited management's assessment, included in the accompanying Report of Management regarding Internal Control over Financial Reporting, that American Power Conversion Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). American Power Conversion Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that American Power Conversion Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, American Power Conversion Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Power Conversion Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 11, 2005 expressed an unqualified opinion on those consolidated financial statements.

                      /s/ KPMG LLP

Providence, Rhode Island
March 11, 2005

(D)  Changes in Internal Controls over Financial Reporting

        There were no changes in our internal control over financial reporting during APC's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, APC's internal control over financial reporting.

Part III

Item 10. Directors and Executive Officers of the Registrant

        The information set forth under the captions "Number and Election of Directors," "Corporate Governance" and "Section 16 Requirements" appearing in APC's definitive Proxy Statement for the 2005 Annual Meeting of Shareholders is incorporated herein by reference. The information under the captions "APC's Executive Officers" and "Corporate Governance" in Item 1 of this Form 10-K is incorporated herein by reference.

        Our policy governing transactions in our securities by directors, officers and employees permits our officers, directors and employees to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. We have been advised that two executive officers who are also members of our Board of Directors, Neil E. Rassmussen and Emmanuel E. Landsmen, and one executive officer, Donald M. Muir, have each entered into a trading plan in accordance with Rule 10b5-1. We anticipate that, as permitted by Rule 10b5-1, some or all of our officers, directors and employees may establish trading plans in the future. We intend to disclose the names of executive officers and directors who establish a trading plan in compliance with Rule 10b5-1 in our future quarterly and annual reports on Form 10-Q and 10-K filed with the U.S. Securities and Exchange Commission. However, we undertake no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan, other than in such current quarterly and annual reports as required by laws or regulations.

        Code of Ethics.    APC has adopted a Code of Ethics and Business Conduct that applies to all of our employees, officers and directors (including our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions), and has posted the text of the Code of Ethics and Business Conduct on our web site at www.apc.com under the "Corporate Governance" link contained in the "Investors" section. We intend to disclose on this web site future amendments to certain provisions of our Code of Ethics and Business Conduct, and waivers of such provisions granted to our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions.

Item 11. Executive Compensation

        The information set forth under the captions "Executive Compensation," "Compensation of Directors," "Report of the Compensation and Stock Option Committee," "Employment Contract and Change-in-Control Agreements," "Performance Graph" and "Section 16 Requirements" appearing in APC's definitive Proxy Statement for the 2005 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information set forth under the captions "Management and Principal Holders of Voting Securities" and "Equity Compensation Plan Information" appearing in APC's definitive Proxy Statement for the 2005 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

        The information set forth under the caption "Certain Relationships and Related Transactions" appearing in APC's definitive Proxy Statement for the 2005 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

        The information set forth under the caption "Ratification of Appointment of Independent Auditors" appearing in APC's definitive Proxy Statement for the 2005 Annual Meeting of Shareholders is incorporated herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)
Documents filed as part of Form 10-K

1.
Consolidated Financial Statements

APC's consolidated financial statements have been included in Item 8 of this report.

    Consolidated Balance Sheets as of December 31, 2004 and 2003
    Consolidated Statements of Income for each of the three years ended December 31, 2004, 2003 and 2002
    Consolidated Statements of Changes in Shareholders' Equity for each of the three years ended December 31, 2004, 2003 and 2002
    Consolidated Statements of Cash Flows for each of the three years ended December 31, 2004, 2003 and 2002
    Notes to Consolidated Financial Statements

2.
Consolidated Financial Statement Schedules

Schedule Number	Description	Page Number
II	Valuation and Qualifying Accounts and Reserves	78

        Schedules other than those listed above have been omitted since they are either not required or the information required is included in the consolidated financial statements or the notes thereto.

        KPMG LLP's reports with respect to the above listed consolidated financial statements and consolidated financial statement schedule are included herein on pages 74 and 75.

3.
Exhibit Listing

Exhibit Number	Description
3.01	Articles of Organization of APC, as amended
3.02	By-Laws of the registrant, as amended and restated
4.01	Shareholder Rights Agreement, dated as of September 2, 1999, between APC and BankBoston, N.A.
10.01	1987 Stock Option Plan of APC (X)
10.02	Form of Incentive Stock Option Agreement under APC's 1987 Stock Option Plan (X)
10.03	Form of the Non-Qualified Stock Option Agreement under APC's 1987 Stock Option Plan (X)
10.04	Employment Agreement dated June 16, 1986 between APC and Rodger B. Dowdell, Jr. (X)
10.05	Unsecured, non-committed line of credit agreement dated June 29, 1991 between APC and Rhode Island Hospital Trust National Bank
10.06	Unsecured, non-committed line of credit agreement dated December 30, 1991 between APC and Fleet National Bank
10.07	Amendment dated December 30, 1992 to line of credit agreement between APC and Fleet National Bank
10.08	Grant agreement dated February 16, 1994 between APC and Industrial Development Authority of Ireland
10.09	Contract for Sale dated January 31, 1994 between APC and Digital Equipment International
10.10	Management Agreement dated January 31, 1994 between APC and Digital Equipment International
10.11	License Agreement dated January 31, 1994 between APC (Grantor) and Digital Equipment International (Licensee)
10.12	Grant of Options Agreement dated January 31, 1994 between APC and Digital Equipment International
10.13	Memorandum Agreement dated January 31, 1994 between APC and Digital Equipment International
10.14	Letter Agreement dated June 22, 1995 to amend line of credit agreement dated December 30, 1991 by and between APC and Fleet National Bank
10.15	Letter Agreement dated October 11, 1995 to amend line of credit agreement dated December 30, 1991 by and between APC and Fleet National Bank
10.16	American Power Conversion Corporation B.V. Profit Sharing Scheme dated September 25, 1996 (X)
10.17	1997 Non-Employee Director Stock Option Plan of APC (X)
10.18	Amended and Restated 1997 Stock Option Plan of APC (X)
10.19	1997 Employee Stock Purchase Plan of APC (X)
10.20	Form of Change-in-Control Severance Agreement dated as of July 5, 2000 entered into by APC with each of Rodger B. Dowdell, Jr. and Neil E. Rasmussen. (X)

10.21
Form of Change-in-Control Severance Agreement dated as of July 5, 2000 entered into by APC with each of Donald M. Muir, Aaron L. Davis, and Edward D. Bednarcik, and dated as of February 7, 2001 entered into by APC with Edward M. Machala. (X)
10.22	2004 Long-Term Incentive Plan (X)
10.23	Form of Restricted Stock Unit Agreement (X)
21	Subsidiaries of APC
23	Consent of KPMG LLP
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

American Power Conversion Corporation:

        We have audited the accompanying consolidated balance sheets of American Power Conversion Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Power Conversion Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of American Power Conversion Corporation's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Providence, Rhode Island

March 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

American Power Conversion Corporation:

        Under date of March 11, 2005, we reported on the consolidated balance sheets of American Power Conversion Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004, which are contained in the annual report on Form 10-K for the year 2004. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule listed in Item 15(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

        In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Providence, Rhode Island

March 11, 2005

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN POWER CONVERSION CORPORATION

By:	/s/ DONALD M. MUIR Donald M. Muir, Senior Vice President, Finance and Administration, and Chief Financial Officer	Date: March 16, 2005

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the date indicated.

By:	/s/ RODGER B. DOWDELL, JR. Rodger B. Dowdell, Jr., Chairman, President, Chief Executive Officer and Director (principal executive officer)	Date: March 16, 2005
By:	/s/ DONALD M. MUIR Donald M. Muir, Senior Vice President, Finance and Administration, and Chief Financial Officer (principal financial and accounting officer)	Date: March 16, 2005
	/s/ NEIL E. RASMUSSEN Neil E. Rasmussen, Senior Vice President, Chief Technology Officer and Director	Date: March 16, 2005
	/s/ EMANUEL E. LANDSMAN Emanuel E. Landsman, Vice President and Director	Date: March 16, 2005
	/s/ ERVIN F. LYON Ervin F. Lyon, Director	Date: March 16, 2005

/s/ JAMES D. GERSON James D. Gerson, Director	Date: March 16, 2005
/s/ John G. Kassakian John G. Kassakian, Director	Date: March 16, 2005
/s/ John F. Keane, Sr. John F. Keane, Sr. Director	Date: March 16, 2005
/s/ Ellen B. Richstone Ellen B. Richstone Director	Date: March 16, 2005

Schedule II

AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

Valuation and Qualifying Accounts and Reserves

For the years ended December 31, 2004, 2003 and 2002

        Valuation accounts deducted from assets to which they apply:

	Balance at Beginning of Year	Charged to Costs and Expenses	Write Offs/ Allowances Taken	Balance at End of Year
	(In thousands)
Allowance for Doubtful Accounts Receivable
2004	$18,987	$(1,500)	$(1,307)	$16,180
2003	$17,855	$5,279	$(4,147)	$18,987
2002	$18,712	$3,890	$(4,747)	$17,855
Inventory Reserve
2004	$38,766	$17,376	$(16,699)	$39,443
2003	$37,164	$6,600	$(4,998)	$38,766
2002	$32,850	$10,780	$(6,466)	$37,164
Deferred Tax Asset Valuation Allowance
2004	$3,518	$2,143	$—	$5,661
2003	$2,434	$1,084	$—	$3,518
2002	$1,659	$775	$—	$2,434

AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit Number	Description
3.01(a)	Articles of Organization of the registrant, as amended (3.01)
3.02(b)	By-Laws of the registrant, as amended and restated (3.1)
4.01(c)	Shareholder Rights Agreement, dated as of September 2, 1999, between APC and BankBoston, N.A. (4.01)
10.01(d)	1987 Stock Option Plan of the registrant (10.01) (X)
10.02(d)	Form of Incentive Stock Option Agreement under the registrant's 1987 Stock Option Plan (10.02) (X)
10.03(d)	Form of the Non-Qualified Stock Option Agreement under the registrant's 1987 Stock Option Plan (10.03) (X)
10.04(d)	Employment Agreement dated June 16, 1986 between APC and Rodger B. Dowdell, Jr. (10.07) (X)
10.05(e)	Unsecured, non-committed line of credit agreement dated June 29, 1991 between the registrant and Rhode Island Hospital Trust National Bank (10.19)
10.06(e)	Unsecured, non-committed line of credit agreement dated December 30, 1991 between the registrant and Fleet National Bank (10.20)
10.07(f)	Amendment dated December 30, 1992 to line of credit agreement between the registrant and Fleet National Bank (10.13)
10.08(f)	Grant agreement dated February 16, 1994 between the registrant and Industrial Development Authority of Ireland (10.14)
10.09(f)	Contract for Sale dated January 31, 1994 between the registrant and Digital Equipment International (10.15)
10.10(f)	Management Agreement dated January 31, 1994 between the registrant and Digital Equipment International (10.17)
10.11(f)	License Agreement dated January 31, 1994 between the registrant (Grantor) and Digital Equipment International (Licensee) (10.18)
10.12(f)	Grant of Options Agreement dated January 31, 1994 between the registrant and Digital Equipment International (10.19)
10.13(f)	Memorandum Agreement dated January 31, 1994 between the registrant and Digital Equipment International (10.20)
10.14(g)	Letter Agreement dated June 22, 1995 to amend line of credit agreement dated December 30, 1991 by and between registrant and Fleet National Bank (10.1)
10.15(h)	Letter Agreement dated October 11, 1995 to amend line of credit agreement dated December 30, 1991 by and between registrant and Fleet National Bank (10.1)
10.16(i)	American Power Conversion Corporation B.V. Profit Sharing Scheme dated September 25, 1996 (10.20) (X)
10.17(j)	1997 Non-Employee Director Stock Option Plan of the registrant (4.4) (X)
10.18(k)	Amended and Restated 1997 Stock Option Plan of the registrant (X)

10.19(j)	1997 Employee Stock Purchase Plan of the registrant (4.6) (X)
10.20(l)	Form of Change-in-Control Severance Agreement dated as of July 5, 2000 entered into by APC with each of Rodger B. Dowdell, Jr. and Neil E. Rasmussen. (X) (10.24)
10.21(l)
Form of Change-in-Control Severance Agreement dated as of July 5, 2000 entered into by APC with each of Donald M. Muir, Aaron L. Davis, and Edward D. Bednarcik, and dated as of February 7, 2001 entered into by APC with Edward M. Machala. (X) (10.25)
10.22(m)	2004 Long-Term Incentive Plan (4.3) (X)
10.23(n)	Form of Restricted Stock Unit Agreement (10.2) (X)
21	Subsidiaries of registrant
23	Consent of KPMG LLP
31.1
Certification of Rodger B. Dowdell, Jr., Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2
Certification of Donald M. Muir, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1
Certification of Rodger B. Dowdell, Jr., Chief Executive Officer, pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2
Certification of Donald M. Muir, Chief Financial Officer, pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(a)
Previously filed as an exhibit to APC's Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 1999 and incorporated herein by reference (File No. 1-12432). The number given in parenthesis indicates the corresponding exhibit in such Form 10-Q.

(b)
Previously filed as an exhibit to APC's Current Report on Form 8-K, dated as of October 29, 2004, and incorporated herein by reference (File No. 1-12432). The number given in parenthesis indicates the corresponding exhibit in such Form 8-K.

(c)
Previously filed as an exhibit to APC's Current Report on Form 8-K, dated as of September 3, 1999, which included as Exhibit A the Form of Rights Certificate, and as Exhibit B the Summary of Rights to Purchase Common Stock, and incorporated herein by reference (File No. 1-12432). The number given in parenthesis indicates the corresponding exhibit in such Form 8-K.

(d)
Previously filed as exhibits to APC's Registration Statement on Form S-18 dated July 1988 (File No. 33-22707-B).

(e)
Previously filed as an exhibit to APC's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference (File No. 0-17126). The number given in parenthesis indicates the corresponding exhibit in such Form 10-K.

(f)
Previously filed as an exhibit (Exhibit No. 22) to APC's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference (File No. 1-12432). The number given in parenthesis indicates the corresponding exhibit in such Form 10-K.

(g)
Previously filed as an exhibit to APC's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1995 and incorporated herein by reference (File No. 1-12432). The number given in parenthesis indicates the corresponding exhibit in such Form 10-Q.

(h)
Previously filed as an exhibit to APC's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995 and incorporated herein by reference (File No. 1-12432). The number given in parenthesis indicates the corresponding exhibit in such Form 10-Q.

(i)
Previously filed as an exhibit to APC's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference (File No. 1-12432). The number given in parenthesis indicates the corresponding exhibit in such Form 10-K.

(j)
Previously filed as exhibits to APC's Registration Statement on Form S-8 dated July 31, 1997 (File No. 333-32563). The number given in parenthesis indicates the corresponding exhibit in such Form S-8.

(k)
Previously filed as an exhibit to APC's Definitive Proxy Statement on Schedule 14A dated April 29, 2002 and incorporated herein by reference.

(l)
Previously filed as an exhibit to APC's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000 and incorporated herein by reference (File No. 1-12432). The number given in parenthesis indicates the corresponding exhibit in such Form 10-Q.

(m)
Previously filed as exhibits to APC's Registration Statement on Form S-8 dated July 2, 2004 (File No. 333-117109). The number given in parenthesis indicates the corresponding exhibit in such Form S-8.

(n)
Previously filed as an exhibit to APC's Current Report on Form 8-K filed on October 29, 2004 and incorporated herein by reference (File No. 1-12432). The number given in parenthesis indicates the corresponding exhibit in such Form 8-K.

(X)
Indicates a management contract or any compensatory plan, contract or arrangement.

QuickLinks

Part I
Part II
AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS December 31, 2004 and 2003 In thousands except per share amount
AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME Years ended December 31, 2004, 2003 and 2002 In thousands except per share amounts
AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY Years ended December 31, 2004, 2003 and 2002 In thousands
AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Years ended December 31, 2004, 2003 and 2002 In thousands
AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Years ended December 31, 2004, 2003 and 2002
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Part III
Part IV
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
SIGNATURES
AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES Valuation and Qualifying Accounts and Reserves For the years ended December 31, 2004, 2003 and 2002
AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES EXHIBIT INDEX