Form 10-Q
period 2005-03-27
AMERICAN POWER CONVERSION CORPORATION
filed 2005-05-06
CIK 835910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________to ___________

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

Registrant’s Common Stock outstanding, $0.01 par value, at April 29, 2005 –192,912,000 shares

FORM 10-Q

March 27, 2005

AMERICAN POWER CONVERSION CORPORATION

INDEX

		Page No.

Part I - Financial Information:

Item 1.	Consolidated Condensed Financial Statements:
	Consolidated Condensed Balance Sheets - March 27, 2005 and December 31, 2004 (Unaudited)	3 - 4

	Consolidated Condensed Statements of Income - Three Months Ended March 27, 2005 and March 28, 2004 (Unaudited)	5

	Consolidated Condensed Statements of Cash Flows - Three Months Ended March 27, 2005 and March 28, 2004 (Unaudited)	6

	Notes to Consolidated Condensed Financial Statements (Unaudited)	7 - 15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15 - 29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	30

Part II - Other Information:

Item 1.	Legal Proceedings	31

Item 6.	Exhibits	32

Signatures		33

Exhibit Index

34

PART I - CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

ITEM 1.          FINANCIAL STATEMENTS

AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

In thousands except per share amount

(Unaudited)

ASSETS

	March 27, 2005	December 31, 2004
Current assets:
Cash and cash equivalents	$102,037	$72,721
Short term investments (Note 4)	632,593	642,853
Accounts receivable, less allowance for doubtful accounts of $16,599 in 2005 and $16,180 in 2004	327,710	327,547
Inventories:
Raw materials	208,108	212,883
Work-in-process and finished goods	274,684	253,044
Total inventories	482,792	465,927

Prepaid expenses and other current assets	43,800	39,294
Deferred income taxes	52,697	57,018

Total current assets	1,641,629	1,605,360

Property, plant and equipment:
Land, buildings and improvements	69,840	69,371
Machinery and equipment	218,493	217,462
Office equipment, furniture and fixtures	93,174	92,452
Purchased software	41,852	40,817
	423,359	420,102
Less accumulated depreciation and amortization	272,175	265,251
Net property, plant and equipment	151,184	154,851

Long term investments (Note 4)	5,518	5,542
Goodwill (Note 5)	7,179	7,179
Other intangibles, net (Note 5)	36,647	39,627
Deferred income taxes	36,279	28,687
Other assets	4,573	2,626

Total assets	$1,883,009	$1,843,872

See accompanying notes to consolidated condensed financial statements.

AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

In thousands except per share amount

(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 27, 2005	December 31, 2004
Current liabilities:
Accounts payable	$127,090	$132,213
Accrued compensation	40,009	43,869
Accrued sales and marketing programs	39,021	43,209
Accrued warranty (Note 6)	12,012	13,092
Other accrued expenses	48,517	46,929
Deferred revenue	37,401	35,522
Income taxes payable	32,813	11,330

Total current liabilities	336,863	326,164

Deferred tax liability	15,315	15,449

Total liabilities	352,178	341,613

Shareholders’ equity (Notes 7, 8, 9 and 10):
Common stock, $0.01 par value; authorized 450,000 shares in 2005 and 2004; issued 192,821 shares in 2005 and 192,137 shares in 2004	1,928	1,921
Additional paid-in capital	72,260	60,081
Retained earnings	1,454,481	1,437,691
Accumulated other comprehensive income	2,162	2,566

Total shareholders’ equity	1,530,831	1,502,259

Total liabilities and shareholders’ equity	$1,883,009	$1,843,872

See accompanying notes to consolidated condensed financial statements.

AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

In thousands except earnings per share

(Unaudited)

	Three months ended
	March 27, 2005	March 28, 2004

Net sales (Note 11)	$408,003	$351,751

Cost of goods sold	243,552	202,659

Gross profit	164,451	149,092

Operating expenses:
Marketing, selling, general and administrative	100,579	86,184
Research and development	20,239	18,403
Total operating expenses	120,818	104,587

Operating income	43,633	44,505

Other income, net	3,794	1,732

Earnings before income taxes	47,427	46,237

Income taxes	11,382	11,559

Net income	$36,045	$34,678

Basic earnings per share	$0.19	$0.17

Basic weighted average shares outstanding	192,422	199,903

Diluted earnings per share	$0.18	$0.17

Diluted weighted average shares outstanding	198,258	206,106

See accompanying notes to consolidated condensed financial statements.

AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

In thousands

(Unaudited)

	Three months ended
	March 27, 2005	March 28, 2004
Cash flows from operating activities
Net income	$36,045	$34,678
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	8,654	9,645
Amortization of other intangibles	2,948	2,897
Provision for doubtful accounts	535	—
Provision for inventories	760	1,476
Compensation expense – restricted stock units	3,067	—
Deferred income taxes	(3,405)	(1,682)
Other non-cash items, net	(404)	1,252
Changes in operating assets and liabilities:
Accounts receivable	(698)	8,210
Inventories	(17,625)	(39,382)
Prepaid expenses and other current assets	(4,506)	(896)
Other assets	(1,915)	(63)
Accounts payable	(5,123)	16,363
Accrued expenses	(5,661)	(4,868)
Income taxes payable	21,870	8,060
Net cash provided by operating activities	34,542	35,690

Cash flows from investing activities
Purchases of held-to-maturity securities	(358,614)	(78,026)
Maturities of held-to-maturity securities	344,549	30,365
Purchases of available-for-sale securities	(439,450)	(863,475)
Sales of available-for-sale securities	463,799	844,025
Capital expenditures, net of capital grants	(4,987)	(3,308)
Net cash provided by (used in) investing activities	5,297	(70,419)

Cash flows from financing activities
Proceeds from issuances of common stock	8,732	4,195
Dividends paid on common stock	(19,255)	(15,993)
Net cash used in financing activities	(10,523)	(11,798)

Net change in cash and cash equivalents	29,316	(46,527)
Cash and cash equivalents at beginning of period	72,721	141,214
Cash and cash equivalents at end of period	$102,037	$94,687

Supplemental cash flow disclosures
Cash paid during the period for:
Income taxes (net of refunds)	$(6,282)	$4,566

See accompanying notes to consolidated condensed financial statements.

AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.     Management Representation

The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements included in the American Power Conversion Corporation (APC) Annual Report on Form 10-K for the year ended December 31, 2004. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position and the consolidated results of operations and cash flows for the interim periods. The results of operations for the interim periods are not necessarily indicative of results to be expected for the full year.

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

In the first quarter of 2002, APC recorded $7.3 million of related restructuring costs of which $4.8 million and $2.5 million were classified in cost of goods sold and operating expenses, respectively. These costs included the effects of approximately 941 employee terminations, principally 54% in manufacturing, 14% in sales, and 13% in research and development, based on severance agreements, as well as facilities closures in the Philippines, U.S. and U.K., and the related impairment of tangible assets, principally buildings and manufacturing equipment, based on management’s assessment of market data. These costs were not allocated to APC’s operating segments, but rather were classified as indirect operating expenses for segment reporting consistent with APC’s classification for its internal financial reporting. In connection with APC’s decision to consolidate its Philippines-based manufacturing operations, APC closed manufacturing facilities located in the Philippines province of Laguna, in Maryland, and also in the U.K. In connection with the closure of a leased facility in the U.K., APC recognized a lease liability during the first quarter of 2002. All related restructuring liabilities were fully settled during the first quarter ended March 27, 2005.

4.     Investments

APC invests its excess cash principally in certificates of deposit, corporate and municipal bonds and notes, U.S. government agency securities, and auction rate securities. APC classifies as short term its investments with original maturities greater than three months and less than or equal to one year, and as long term its investments with remaining maturities greater than one year and less than or equal to two years. APC has no investments with maturity dates greater than two years, except for auction rate securities. Auction rate securities have long-term underlying maturities, however the market is highly liquid and the interest rates reset every seven, 28 or 35 days. APC classifies its auction rate securities as short term available-for-sale securities. Management determines the appropriate classification of securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Securities are classified as held-to-maturity when APC has the positive intent and ability to hold such securities to maturity. Held-to-maturity securities are carried at amortized cost. Available-for-sale securities are recorded at fair value with net unrealized gains and losses reported, net of income taxes, in other comprehensive income.

At March 27, 2005 and December 31, 2004, APC’s held-to-maturity investments included $454.4 million and $440.3 million, respectively, with contractual maturities of one year or less, and $5.5 million and $5.5 million, respectively, with contractual maturities between one to two years; APC’s available-for-sale auction rate securities included $77.3 million and $95.0 million, respectively, with contractual maturities between approximately 14 to 40 years.

Proceeds from the sales of investment securities available-for-sale were $463.8 million and $844.0 million in the first quarters of 2005 and 2004, respectively.

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(In thousands)
At March 27, 2005

Held-to-maturity
Certificates of deposit	$163,595	$—	$—	$163,595
Corporate bonds and notes	244,284	—	—	244,284
Municipal bonds and notes	22,000	—	—	22,000
U.S. government agency securities	30,000	—	(108)	29,892
	459,879	—	(108)	459,771
Available-for-sale
Auction rate securities	177,750	—	—	177,750
Equity investments	482	—	—	482
	178,232	—	—	178,232

	$638,111	$—	$(108)	$638,003
At December 31, 2004

Held-to-maturity
Certificates of deposit	$127,241	$—	$—	$127,241
Corporate bonds and notes	283,573	6	(1)	283,578
U.S. government agency securities	35,000	—	(106)	34,894
	445,814	6	(107)	445,713
Available-for-sale
Auction rate securities	202,075	—	—	202,075
Equity investments	506	—	—	506
	202,581	—	—	202,581

	$648,395	$6	$(107)	$648,294

5.     Goodwill and Other Intangible Assets

At each of March 27, 2005 and December 31, 2004, goodwill of $7.2 million was associated with the Small Systems segment. Amortized intangible assets were as follows:

	Weighted	March 27, 2005		December 31, 2004
Amortized	Average	Gross		Gross
Intangible	Amortization	Carrying	Accumulated	Carrying	Accumulated
Assets	Period	Amount	Amortization	Amount	Amortization
		(In thousands)
Technology	6 years	$81,007	$47,561	$81,040	$45,071
Customer lists	5 years	8,900	6,546	8,900	6,210
Tradenames	5 years	3,157	2,310	3,157	2,189
Total amortized intangible assets	6 years	$93,064	$56,417	$93,097	$53,470

Aggregate amortization expense related to APC’s other intangible assets for each of the first quarters of 2005 and 2004 was $2.9 million and $2.9 million, respectively. Estimated aggregated amortization for each of the next five succeeding fiscal years is $11.8 million for 2005, $11.8 million for 2006, $9.6 million for 2007, $5.2 million for 2008, and $1.2 million for 2009. There are no expected residual values related to these intangible assets.

6.     Warranty Liability and Product Recall

	Product Warranty Liability at Beginning of Quarter	Accruals for Product Warranties Issued During the Quarter	Adjustments to Accruals for Preexisting Warranties	Warranty Payments	Product Warranty Liability at End of Quarter
	(In thousands)
First Quarter 2005	$13,092	$5,334	$—	$(6,414)	$12,012

First Quarter 2004	$11,709	$6,291	$—	$(5,999)	$12,001

Product Recall.  In early 2003, APC announced a product recall of Back-UPS® CS 350 and 500 models, due to potential safety issues. Prior to announcing the recall, APC received eight reports worldwide of units overheating, resulting in the melting of the unit’s outer casing, six of which occurred in the United States. Three of the reported incidents resulted in minor property damage; no injuries have been reported. The total number of affected devices recalled worldwide is approximately 2.1 million with approximately 900,000 devices recalled in the United States. The recall is limited to two specific models in APC’s Back-UPS CS product line, the Back-UPS CS 350 and the Back-UPS CS 500, in both 120-volt and 230-volt models. The affected units were manufactured between November 2000 and December 2002 and were sold primarily through computer and electrical distribution, catalog and retail outlets worldwide. In the fourth quarter of 2002, APC accrued a current liability and recognized additional warranty expense, classified in cost of goods sold, of $19.6 million. Based upon repair cost and return rate experience to-date as well as then-current estimates of remaining costs to be incurred, APC projected that aggregate costs for the recall would be less than originally estimated. To reflect this change, cost of goods sold was reduced by $5.5 million in the third quarter of 2003.

As of March 27, 2005, APC had incurred approximately 90% of currently estimated total recall costs. Our estimation of remaining recall costs of $1.4 million, comprised of $0.9 million for the U.S. and $0.5 million for international geographies, continues to be subject to actual return rates and per unit repair costs (which can vary by country) as well as estimates for other recall-related costs expected to be incurred. We expect that future amounts will not differ materially from our current estimates.

7.     Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and dilutive potential common shares outstanding during the period. Under the treasury stock method, the unexercised options are assumed to be exercised and the unvested restricted stock units are assumed to be vested at the beginning of the period or at issuance, if later. The assumed proceeds are then used to purchase common shares at the average market price during the period. Potential common shares for which inclusion would have the effect of increasing diluted earnings per share (i.e., antidilutive) are excluded from the computation.

	Three months ended
	March 27, 2005	March 28, 2004
	(In thousands)

Basic weighted average shares outstanding	192,422	199,903
Net effect of dilutive potential common shares outstanding based on the treasury stock method using the average market price	5,836	6,203
Diluted weighted average shares outstanding	198,258	206,106

Antidilutive potential common shares excluded from the computation above	2,607	602

8.     Shareholders’ Equity

Paid-in Capital.  The increase in paid-in capital during the first quarter of 2005 reflected stock issuances relating to stock-based employee benefit programs, as well as to the financial statement recognition of the tax benefit afforded to the company as a result of the disposition of option shares by APC employees. Accounting rules require this corporate tax benefit to be recorded as an increase in paid-in capital.

Restricted Stock Units.  In addition, under APC’s 2004 Long-Term Incentive Plan, on October 25, 2004, APC’s Compensation and Stock Option Committee of the Board of Directors approved the award of 951,825 restricted stock units (RSU). The weighted average fair value of such units granted during the fourth quarter of 2004 was $16.25 per unit. Under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, approximately $3.1 million of stock-based employee compensation cost was reflected in net income and paid-in capital for such units in the first quarter of 2005. The RSU awards will vest, and the underlying common stock will concurrently issue, ratably over four years, whereby one-fourth of the shares will vest on each of June 30, 2005, June 30, 2006, June 30, 2007, and June 30, 2008.

Dividends.  Dividends of $0.08 per share were declared and paid in the first and second quarters of 2004. In June 2004, APC’s Board of Directors approved a 25% increase in its quarterly cash dividend raising the payout to $0.10 per share. Dividends of $0.10 per share were declared and paid in each subsequent quarter through the first quarter of 2005. It is the intention of the Board of Directors to pay a comparable quarterly dividend on a going forward basis contingent upon continued capital availability and a determination that cash dividends continue to be in the best interests of APC and its shareholders.

9.     Comprehensive Income

The components of comprehensive income, net of tax, are as follows:

	Three months ended
	March 27, 2005	March 28, 2004
	(In thousands)
Net income	$36,045	$34,678
Other comprehensive income, net of tax:
Change in foreign currency translation adjustment	(404)	1,252
Comprehensive income	$35,641	$35,930

10.  Stock-Based Compensation

On June 10, 2004, APC’s shareholders approved APC’s 2004 Long-Term Incentive Plan (2004 LTI Plan), which replaced the 1997 Stock Option Plan. At March 27, 2005, APC had one active stock-based compensation plan, the aforementioned 2004 LTI Plan, and an employee stock purchase plan (ESPP), which are described more fully in Note 10 of Notes to Consolidated Financial Statements in Item 8 of APC’s Form 10-K for the year ended December 31, 2004. As permitted by Statement of Financial Accounting Standards No. 123 as amended by No. 148, Accounting for Stock-Based Compensation, APC accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost related to stock options is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if APC had applied the fair value recognition provisions of Statement 123 to stock-based employee compensation:

		Three months ended
		March 27, 2005	March 28, 2004
		(In thousands except per share amounts)
Net income	As reported	$36,045	$34,678
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	Pro forma	(1,403)	(2,324)
Net income	Pro forma	$34,642	$32,354

Basic earnings per share	As reported	$0.19	$0.17
	Pro forma	$0.18	$0.16

Diluted earnings per share	As reported	$0.18	$0.17
	Pro forma	$0.18	$0.16

Restricted Stock Units.  Also under the aforementioned 2004 LTI Plan, on October 25, 2004, APC’s Compensation and Stock Option Committee of the Board of Directors approved the award of 951,825 restricted stock units (RSU). The weighted average fair value of such units granted during the fourth quarter of 2004 was $16.25 per unit. Under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, approximately $3.1 million of stock-based employee compensation cost was reflected in net income and paid-in capital for such units in the first quarter of 2005. Dividend equivalents are recognized as compensation expense when the dividend is declared. The RSU awards will vest, and the underlying common stock will concurrently issue, ratably over four years, whereby one-fourth of the shares will vest on each of June 30, 2005, June 30, 2006, June 30, 2007, and June 30, 2008.

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

Share-Based Payment.  In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, which is a revision of Statement No. 123 as amended by No. 148, Accounting for Stock-Based Compensation. Statement No. 123(R) supercedes APB Opinion No. 25. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative. The U.S. Securities and Exchange Commission has extended this Statement’s effective date to the beginning of a company’s next fiscal year, beginning after June 15, 2005. This Statement is effective for APC beginning with the first quarter of 2006.

Statement 123(R) permits public companies to adopt its requirements using one of two methods. The “modified prospective” method requires compensation cost to be recognized beginning with the Statement’s effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date. The “modified retrospective” method includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

In April 2005, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 107. The Bulletin confirms the latitude in Statement 123(R)’s provisions on selecting models for valuing share options and clarifies other positions on accounting and disclosure for share-based-payment arrangements. In addition, the Bulletin permits registrants to choose from different models to estimate the fair value of share options, provides guidance on developing assumptions used in the models, and addresses the interaction between Statement 123R and other SEC literature.

APC has yet to determine which method to use in adopting Statement 123(R). As permitted by Statement 123, APC currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on APC’s results of operations, although it will have no impact on APC’s overall financial position. APC is evaluating Statement 123(R) and has not yet determined the amount of stock option expense which will be incurred in future periods.

11.  Operating Segment Information

Basis for presentation.  APC operates primarily within one industry consisting of three reportable operating segments by which it manages its business and from which various offerings are commonly combined to develop a total solution for the customer. These efforts primarily incorporate the design, manufacture, and marketing of power protection equipment and related software and accessories for computer, communications, and related equipment. APC’s three segments are: Small Systems, Large Systems, and “Other.” Each of these segments address global markets.

Small Systems.  The Small Systems segment develops power devices and accessories for servers and networking equipment commonly used in local area and wide area networks and for personal computers and sensitive electronics. Major product offerings include the Back-UPS, Smart-UPS®, and Symmetra® Power Array® single-phase family of UPSs. Also included are SurgeArrest® surge suppressors as well as cabling and connectivity products. Additional accessories and software products are offered to enhance the management of these networks, including APC’s PowerChute® software and NetShelter® server enclosures. Products are sold to home and commercial users primarily through an indirect selling model consisting of computer distributors and dealers, value-added resellers, mass merchandisers, catalog merchandisers, E-commerce vendors, and strategic partnerships.

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

“Other” Segment.  The Other segment principally consists of desktop and notebook computer accessories and replacement batteries. The distribution model of products in the Other segment is consistent with that of the Small Systems segment.

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

Summary operating segment information is as follows:

	Three months ended
	March 27, 2005	March 28, 2004
	(In thousands)
Segment net sales
Small Systems	$307,461	$275,094
Large Systems	80,673	58,321
Other	17,333	16,169
Total segment net sales	405,467	349,584
Shipping and handling revenues	2,536	2,167
Total net sales	$408,003	$351,751

Segment profits
Small Systems	$146,507	$137,466
Large Systems	17,447	8,271
Other	10,266	10,549
Total segment profits	174,220	156,286
Shipping and handling net costs	9,769	7,194
Other indirect operating expenses	120,818	104,587
Other income, net	3,794	1,732
Earnings before income taxes	$47,427	$46,237

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

On December 23, 2004, APC filed a patent infringement suit against Eaton Power Quality Corporation in the United States District Court for the District of Delaware charging Eaton Power Quality Corporation with infringement of one United States patent. On January 26, 2005, Eaton Power Quality Corporation filed a motion to dismiss APC’s complaint on procedural grounds. On February 9, 2005, APC filed an answering brief in opposition to Eaton Power Quality Corporation’s motion to dismiss.

As previously reported in APC’s Form 8-K dated March 2, 2005, on February 24, 2005, Eaton Power Quality Corporation and its parent corporation, Eaton Corporation (collectively “Eaton”), entered into a binding  memorandum of understanding with APC to settle the two patent infringement suits pending in the United States District Court for the Eastern District of North Carolina and the United States District Court for the District of Delaware. In addition to settling all outstanding patent litigation, APC and Eaton agreed to cross-license multiple patents that were involved in the litigation. APC and Eaton also agreed to a ten-year covenant prohibiting the companies from filing against each other any additional patent infringement suits related to products of the other that are based on U.S. patent claims which are directed to electronic hardware that performs double conversion for power electronics. On May 4, 2005, APC and Eaton entered into a definitive settlement agreement consistent with the terms outlined above. Neither party will pay the other any monetary compensation in connection with the settlement.

As previously reported in APC’s Form 10-Q for the quarter ended September 26, 2004, on February 5, 2004, Liebert Corporation and Zonatherm Products, Inc., Liebert’s sales representative firm in the Chicago area, filed a lawsuit in the Circuit Court of Cook County, Illinois, Chancery Division (the “Court”) against APC, Aerico, LLC, a sales representative firm formed by former employees of Zonatherm Products, and the former employees of Zonatherm Products who formed Aerico, LLC. The lawsuit alleged willful violation of the Illinois Trade Secrets Act, tortious interference with contract, tortious interference with prospective economic advantage, civil conspiracy and conspiracy to breach fiduciary duties. Liebert and Zonatherm are seeking compensatory and punitive damages and injunctive relief. On February 18, 2004, the Court denied plaintiffs’ motion for a temporary restraining order. On July 16, 2004, the Court dismissed without prejudice all claims except the Illinois Trade Secret Act claim. On August 6, 2004, plaintiffs filed a second amended complaint reasserting the claims dismissed by the Court on July 16, 2004. On August 20, 2004, the Court denied plaintiffs’ motion for preliminary injunction as to violation of the Illinois Trade Secrets Act. On September 21, 2004, plaintiffs filed a Notice of Appeal of the August 20, 2004 ruling with the Illinois Appellate Court. On January 12, 2005, the Court dismissed without prejudice all claims against APC except the Illinois Trade Secret Act claim. On March 1, 2005 the Illinois Appellate Court issued an opinion on the appeal pursuant to which it affirmed the Court on the issue of non-trade secret nature of plaintiff’s customer lists, and remanded the matter for the Court to enter an injunction against one of the individual former employees of Zonatherm from using certain pricing books. On March 16, 2005, plaintiffs filed a third amended complaint reasserting claims substantially similar to those dismissed by the Court in its January 12, 2005 ruling.

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

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a discussion of our business outlook for 2005. We also provide a discussion of our Results of Operations for the first quarter of 2005 compared to the first quarter of 2004. This discussion includes an overview of our operating results and the directions in which our markets, segments, and geographies are moving. We then provide a Liquidity and Financial Resources discussion of the significant changes in our balance sheet during the first quarter of 2005, and cash flows for the first quarter of 2005 compared to the first quarter of 2004, as well as our contractual obligations and foreign currency activity. This is followed by a discussion of the Critical Accounting Policies that we believe are important to our business operations and understanding of our results of operations. We conclude with information about factors that may affect our future results.

This MD&A should be read in conjunction with the other sections of this report, including “Item 1. Financial Statements” and also our Annual Report on Form 10-K for the year ended December 31, 2004, including “Item 1: Business;” “Item 6: Selected Financial Data;” “Item 8: Financial Statements and Supplementary Data;” and “Item 9A: Controls and Procedures.”

In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-Q.

BUSINESS OUTLOOK

While there continues to be uncertainty around interest rate levels, energy costs and, in general, macroeconomic conditions and their potential impact on corporate investment and consumer spending, we maintain a cautious but optimistic outlook for our business. We are also pleased with APC’s performance during our first quarter of 2005. For the seventh consecutive quarter APC’s year-over-year revenue growth was in double-digits. We are confident that the strong year-over-year growth is the result of our continued investments in sales and marketing activities and the growing adoption of APC’s network-critical physical infrastructure, or NCPI, architecture. The commitment we have made to educate the market and drive adoption of the technology we believe is paying off as customers are embracing the modular, standardized approach APC has pioneered in network-critical physical infrastructure.

Against this background, we are planning for continued growth in annual revenue and increasing gross profit and operating profit dollars in 2005. We believe that we are very well positioned competitively, financially and strategically continuing into 2005. We will continue to be focused on empowering IT professionals with the knowledge, tools and solutions they need to effectively design, build and manage network-critical physical infrastructure. Our objective is for APC to become a trusted, global partner for the long term, committed to solving our customers’ network-critical physical infrastructure problems of today, and helping them anticipate their challenges of tomorrow, thereby allowing them to focus on their core competencies. We believe that we can accomplish this by dramatically reducing our customers’ level of complexity involved in designing, building, and managing the network-critical physical infrastructure that is at the very core of maintaining business continuity, application availability, and network reliability.

As we look ahead further into 2005, we are currently planning for growth in annual revenue in all three of our reportable segments: Small Systems, Large Systems and “Other.” Similar to 2004, we expect the rate of growth of our Large Systems segment to be greater than the growth expected for Small Systems due to the assumed continued success of our overall strategy and the acceptance of our products in specific market segments.

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

We are committed to sustaining our R&D efforts to meet the future needs of our customers across all segments and potentially expanding into emerging, high-growth areas. We continue to advance our NCPI systems in addition to ensuring our end-to-end offering is the best in the industry. We will remain focused on aggressively driving our growth of our network-critical physical infrastructure solutions, which will require sustaining and increasing our operating expense investments in sales and marketing, as well as making incremental investments in global customer education initiatives.

In 2004 alone we trained nearly one hundred thousand customers and partners on InfraStruXure, significantly more than we trained in 2003 and our goals for 2005 continue to be even higher. Our investment posture remains intact and we are firmly committed to supporting the level of sales and marketing spending necessary to educate customers and channel partners on the inherent performance and total cost of ownership benefits of a modular, standardized solution such as InfraStruXure.

We currently expect our tax rate to be approximately 24% for 2005, excluding the potential tax impact of the repatriation of offshore earnings discussed below. The estimated effective tax rate is based on current tax law and the current expected income. The tax rate may be affected by the jurisdictions in which profits are determined to be earned and taxed, our ability to successfully implement additional tax savings planning opportunities and our ability to realize deferred tax assets.  In October 2004, the American Jobs Creation Act of 2004 was enacted. This Act repealed the tax code’s extraterritorial income (ETI) exclusion in response to the World Trade Organization’s challenge that the ETI exclusion was a prohibited tax subsidy. The repeal will be phased in through 2006. The Act replaced the ETI exclusion with a 3% domestic deduction for domestic production activities effective for APC’s 2005 tax year. The Act also provides for an elective tax-favored repatriation of offshore earnings, provided that the dividends are invested in the United States under a properly approved domestic reinvestment plan. The election to apply an 85% dividends-received deduction against cash dividends made by APC’s offshore subsidiaries can be made in 2005. We are currently reviewing the Act to determine its impact on APC. APC expects to determine the amounts and sources of foreign earnings to be repatriated, if any, during the third quarter of fiscal 2005.

We are currently a party to various legal proceedings and claims. The expected costs to litigate such matters were significant in 2004 and we expect such costs in 2005 to be less than the levels incurred during the prior year, as a result of our settling two patent infringement suits. We currently do not believe that the ultimate outcome of these legal proceedings and claims will have a material adverse effect on our financial position or overall trends in results of operations. However, litigation is subject to inherent uncertainties, including the risk of an unfavorable outcome, and management’s view of these matters may change in the future. An unfavorable outcome could include monetary damages or, in cases where injunctive relief is sought, an injunction prohibiting certain activities. If an unfavorable outcome were to occur in any specific period, there exists the possibility of a material adverse impact on the results of operations of that period or future periods. We believe that, given our current liquidity and cash and investment balances, even an adverse judgment would not have a material impact on cash and investments or liquidity.

The statements below do not include any impact related to the expensing of stock options according to Statement of Financial Accounting Standards No. 123R, Share-Based Payment, which will be effective for APC beginning with the first quarter of 2006. The pro forma earnings impact of expensing of stock options on our results of operations for the first quarters of 2005 and 2004 is described in Note 10 of Notes to Consolidated Financial Statements in Item 1 of this report.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTH PERIODS ENDED MARCH 27, 2005 AND MARCH 28, 2004

Revenues

Net sales in the first quarter of 2005 were $408.0 million, an increase of 16.0% compared to $351.8 million for the comparable period in 2004, attributable to strength in our major product segments, the Small and Large System segments, as well as growth across our major geographies, particularly North America.

Led by a nearly 90% year-over-year increase in InfraStruXure revenue, APC’s Large Systems segment set the pace for total company growth. We continued to make investments in supporting our efforts in these network-critical physical infrastructure markets and our top line advances highlight the resulting strong performance. Our Small Systems segment also reported solid performance. Led by solid growth in our Back-UPS desktop UPSs and our Smart-UPS server family, this segment continues to produce strong results that reflect APC’s position as a preferred partner in the mid-market and consumer power protection markets. Management believes that increasingly APC solutions, particularly our InfraStruXure architecture, are being specified for network-critical physical infrastructure  requirements. For further information about revenues by segment, refer to the Segment Results section below.

Revenues by Geography.  The following table summarizes our revenues on a geographic basis for the first quarters ended March 27, 2005 and March 28, 2004.

	Three months ended
	March 27, 2005	% of Total	March 28, 2004	% of Total
	($ in millions)
North and Latin America (the Americas)	$204.2	50.0%	$164.0	46.6%
Europe, the Middle East, and Africa (EMEA)	116.7	28.6%	110.6	31.4%
Asia	87.1	21.4%	77.2	22.0%
Total Net Sales	$408.0	100.0%	$351.8	100.0%

In the first quarter of 2005, net sales of the Americas increased 24.5% over the first quarter of 2004. EMEA increased 5.5% in the first quarter of 2005 over the first quarter of 2004 and Asia increased 12.8% in the first quarter of 2005 over the first quarter of 2004.

In the first quarter of 2005, on a constant currency basis, EMEA increased 2.6% and Asia increased 11.5% over the first quarter of 2004. In the first quarter of 2005, on a constant currency basis, EMEA’s revenues would have been lower by $3.2 million, principally due to strengthening of the Euro and British pound, and Asia’s revenues would have been lower by $1.0 million, principally due to strengthening of the Japanese yen and Australian dollar. In total, the impact of currency exchange rate changes worldwide added $4.5 million and $16.3 million to net sales in the first quarters of 2005 and 2004, respectively. We believe constant currency information is useful for an understanding of our operating results. Revenues on a constant currency basis differ from revenues presented in accordance with accounting principles generally accepted in the United States.

Cost of Goods Sold

Cost of goods sold was $243.6 million or 59.7% of net sales in the first quarter of 2005 compared to $202.7 million or 57.6% of net sales in the first quarter of 2004. Gross margins for the first quarter of 2005 were 40.3% of net sales, approximately 210 basis points lower than in the first quarter of 2004. The lower first quarter 2005 gross margin was driven by a decline in manufacturing cost efficiencies relating to higher incurred costs, including the required logistics to facilitate meeting strong demand, particularly in the Large Systems segment, as well as price discounting in the Small Systems segment. These negative factors were partially offset by favorable currency trends, particularly in Europe. Mix within each of our segments was also favorable to APC’s overall gross margins, but was partially offset by an overall segment mix shift towards the Large Systems segment. For further information about gross margins by segment, refer to the Segment Results section below.

Inventory Reserves.  Total inventory reserves at March 27, 2005 were $39.6 million compared to $39.4 million at December 31, 2004. Total inventory reserves remained substantially unchanged and reflected routine provisioning that was necessary as a result of applying APC’s inventory reserve methodology throughout the year, substantially offset by the physical disposition of inventories covered by APC’s inventory reserves. APC’s reserve estimate methodology involves quantifying the total inventory position having potential loss exposure. Loss exposure generally results from several business factors, including product or component discontinuance, unplanned changes in demand, product design changes, and factory transitions. Quantifying such loss exposure is the result of combining the cost of inventories specifically identified as having little or no opportunity for sale or use (thus available for physical disposition) plus the cost of inventories having a high risk of no future sale or use based upon an analysis of on-hand quantities compared to historical and anticipated future sale or use. APC maintains an on-going business process for the physical disposition of inventories previously identified. Inventory write-offs occur at the time of physical disposition. Inventories, once reserved, are not written back up as such reserve adjustments are considered to be a permanent decrease to the cost basis of the excess or obsolete inventory.

Segment Results (Also refer to Note 11 of Notes to Consolidated Financial Statements in Item 1 of this report for important information regarding APC’s reportable segments)

	Three months ended
	March 27, 2005	March 28, 2004
	(In millions)
Segment net sales
Small Systems	$307.5	$275.1
Large Systems	80.7	58.3
Other	17.3	16.2
Total segment net sales	405.5	349.6
Shipping and handling revenues	2.5	2.2
Total net sales	$408.0	$351.8

Segment profits
Small Systems	$146.5	$137.5
Large Systems	17.4	8.3
Other	10.3	10.5
Total segment profits	174.2	156.3
Shipping and handling net costs	9.8	7.2
Other indirect operating expenses	120.8	104.6
Other income, net	3.8	1.7
Earnings before income taxes	$47.4	$46.2

Small Systems.  Net sales for products in the Small Systems segment, which provides power protection, UPS and management products for the PC, server and networking markets, increased in the first quarter of 2005 by 11.8% over the comparable period in 2004. This segment benefited from strong growth in Back-UPS, solid gains from the Smart-UPS family, and growth in the InfraStruXure-related products, such as Racks and Power Distribution. During the first quarter of 2005, approximately 30% of InfraStruXure revenue was reported in the Small Systems segment.

First quarter 2005 gross margins for the Small Systems segment of 47.7% declined 230 basis points from the comparable period in 2004. The year-over-year decline was the result of the impact of price discounting and declines in manufacturing cost efficiencies partially offset by currency trends and favorable mix within the segment.

Large Systems.  Net sales for products in the Large Systems segment, consisting primarily of 3-phase UPS, services, precision cooling and ancillary products for data centers, facilities and communication applications, increased 38.3% in the first quarter of 2005 over the comparable period in 2004. The improvement was driven by InfraStruXure-related products, including our Symmetra 3-phase, the UPS component of our InfraStruXure solution, and ancillary products. During the first quarter of 2005, approximately 70% of InfraStruXure revenue was reported in the Large Systems segment. Additionally, our engineered-to-order industrial systems posted strong year-over-year growth rates as did our cooling solutions.

First quarter 2005 gross margins for the Large Systems segment of 21.6% increased 740 basis points over the comparable period in 2004. As a result of year-over-year InfraStruXure sales growth, this segment is experiencing positive margin trends from a favorable shift to these higher gross margin product lines, particularly the Symmetra 3-phase. We also experienced improved year-over-year gross margins in our industrial UPS business and service business.

“Other” Segment.  Net sales for products in the Other segment, consisting principally of mobile accessories and replacement batteries, increased 7.2% in the first quarter of 2005 over the comparable period in 2004. The improvement was mainly attributable to organic growth of existing products across the segment.

First quarter 2005 gross margins for the Other segment of 59.2% decreased 600 basis points from the comparable prior year level, driven principally by an unfavorable mix shift toward lower gross margin mobile accessories, as well as a charge for costs associated with the anticipated resolution of a vendor matter.

Operating Expenses

Marketing, Selling, General, and Administrative (SG&A) Expenses. SG&A expenses in the first quarter of 2005 were $100.6 million or 24.7% of net sales compared to $86.2 million or 24.5% of net sales in the first quarter of 2004. We continue to support our data center initiatives, with a primary focus on increasing the awareness of our existing and prospective customers, particularly in relation to our InfraStruXure architecture. The increase in total spending in the first quarter of 2005 reflected ongoing sales and promotional efforts which involve expanding our sales and support teams, developing new channels such as manufacturer representatives and engineering contractors, and increasing sales and marketing support of our core reseller channels, as well as funding our educational efforts through high-level customer and partner events. In addition, the year-over-year increase in operating expenses included incremental compensation costs associated with restricted stock units awarded during the fourth quarter of 2004.

The allowance for bad debts was 4.8% of gross accounts receivable at March 27, 2005 compared to 4.7% at December 31, 2004. Accounts receivable balances outstanding over 60 days represented 15.9% of total receivables at March 27, 2005 compared to 11.7% at December 31, 2004. This increase is due in part to a growing portion of our business attributable to sales where longer payment terms are customary combined with timing of certain first quarter 2005 collections in Europe. A majority of U.S. and international customer balances continue to be covered by receivables insurance. We continue to experience strong collection performance. Write-offs of uncollectable accounts represent less than 1% of net sales.

Research and Development (R&D).  R&D expenditures were $20.2 million or 5.0% of net sales in the first quarter of 2005 and $18.4 million or 5.2% of net sales in the first quarter of 2004. We continue to commit resources to support our investment in research and development with a primary focus on driving product innovation through increasing engineering efforts. We believe that continued product innovation through development is necessary for our existing products to remain competitive in our markets, as well as creating opportunities from new product introductions. The increases in total R&D spending primarily reflect increased numbers of software and hardware engineers and costs associated with new product development and engineering support.

Other Income, Net and Income Taxes

Other Income, Net.  Other income is comprised principally of interest income which increased during the first quarter of 2005 due principally to higher average cash balances available for investment as well as rising interest rates.

At March 27, 2005, APC had $740.1 million of total cash and investments, up from $721.1 million at December 31, 2004. We manage APC’s cash and investment balances to preserve principal and liquidity while maximizing our return on the total investment portfolio. We diversify our investment portfolio by investing in multiple types of investment-grade securities with multiple investment brokers. Based on APC’s investment portfolio and interest rates, at March 27, 2005, a 100 basis point increase or decrease in interest rates would have resulted in an increase or decrease of approximately $7 million in our annual interest income.

Income Taxes.  Our effective income tax rates for the first quarters of 2005 and 2004 were approximately 24.0% and 25.0%, respectively. The decrease in the first quarter of 2005 compared to the first quarter of 2004 is due to the tax savings from an increasing portion of taxable earnings anticipated to be generated from APC’s operations in jurisdictions currently having lower income tax rates than the present U.S. statutory income tax rate. This shift resulted partially from our product transitions to lower cost, lower tax, manufacturing locations. APC has tax holidays in China and India which reduce or eliminate the income taxes paid in those countries. We expect APC’s effective income tax rate to remain considerably lower than the U.S. statutory federal corporate tax rate of 35%.

American Jobs Creation Act of 2004 — Repatriation of Foreign Earnings.  In October 2004, the American Jobs Creation Act of 2004 was enacted. This Act repealed the tax code’s extraterritorial income (ETI) exclusion in response to the World Trade Organization’s challenge that the ETI exclusion was a prohibited tax subsidy. The repeal will be phased in through 2006. The Act replaced the ETI exclusion with a 3% domestic deduction for domestic production activities effective for APC’s 2005 tax year. The Act also provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by a company’s chief executive officer and approved by its board of directors. Certain other criteria in the Jobs Act must be satisfied as well. The maximum amount of APC’s foreign earnings that qualify for the temporary deduction is $500 million. For APC, the one-year period during which the qualifying distributions can be made is 2005. No qualifying distributions were made during 2004.

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

Repatriation of the maximum amount eligible for the temporary deduction, which is $500 million, could result in additional United States federal income tax expense, which APC currently estimates to be between zero and $38.2 million, in fiscal 2005. Repatriation also would substantially increase liquidity in the United States, although use of the additional liquidity would be restricted by the domestic reinvestment plan. There would be a corresponding reduction in liquidity at APC’s foreign subsidiaries. Some foreign subsidiaries may be required to borrow in order to repatriate their earnings to the U.S.

LIQUIDITY AND FINANCIAL RESOURCES

Working Capital

Working capital at March 27, 2005 was $1.305 billion compared to $1.279 billion at December 31, 2004. Our cash, cash equivalents, and short-term investments position increased to $734.6 million at March 27, 2005 from $715.6 million at December 31, 2004. APC’s continued positive operating results allowed us to pay a quarterly dividend and continue to internally finance the capital investment, R&D, sales and marketing spending required to expand our operations.

Cash Flows

The table below summarizes our cash flows for the first quarters ended March 27, 2005 and March 28, 2004.

	Three months ended
	March 27, 2005	March 28, 2004
	(In millions)
Net cash provided by operating activities	$34.5	$35.7
Net cash provided by (used in) investing activities	5.3	(70.4)
Net cash used in financing activities	(10.5)	(11.8)
Net change in cash and cash equivalents	29.3	(46.5)
Cash and cash equivalents at beginning of year	72.7	141.2
Cash and cash equivalents at end of year	$102.0	$94.7

Cash Flows from Operating Activities.  Our cash flows from operations for the first quarters of 2005 and 2004 reflected higher profit levels, partially offset by increased inventory as discussed below.

Cash Flows from Investing Activities.  Our investing activities cash flows were used mainly for the purchase of available-for-sale and held-to-maturity securities and for capital spending, principally manufacturing and office equipment, purchased software applications, and building improvements. Our investment approach and the composition of our investment portfolio remained relatively constant overall with no investments having maturity dates greater than two years, except for our auction rate securities.

Cash Flows from Financing Activities.  Our cash flows from financing activities included the payment of common stock dividends of approximately $19.3 million and $16.0 million during the first quarters of 2005 and 2004, respectively. These outflows were partially offset by proceeds from issuances of common stock relating to employee stock plans during each of the periods presented.

Inventories

Worldwide inventories were $482.8 million at March 27, 2005, up from $465.9 million at December 31, 2004. Our inventory typically increases in the first quarter due to seasonally lower revenue in the first quarter. Also, higher levels of on-hand finished goods were required during the first quarter of 2005 to meet increasing current and anticipated demand, particularly InfraStruXure demand, as well as to manage the supply chain requirements associated with continuing transfers of production of a wide range of Small and Large Systems products to and among our low cost manufacturing regions. In addition, we increased our inventory levels strategically to support in-region lead time initiatives, as well as to support continuing new product introductions. Inventory levels as a percentage of quarterly sales were 118% in the first quarter of 2005, up from 91% in the fourth quarter of 2004, and down from 125% in the first quarter of 2004. The first quarter increase over the comparable quarter last year was due in part to the typical first quarter 2005 inventory build combined with the typical seasonal decline in net sales from the fourth quarter to the sequential first quarter of the following year. There were no inventory charges, other than APC’s standard provisioning, during the first quarters of 2005 and 2004.

Contractual Obligations

The following table summarizes our significant contractual obligations at March 27, 2005, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our balance sheet as current liabilities at March 27, 2005.

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In millions)
Operating Lease Obligations	$28.0	$6.3	$12.3	$7.8	$1.6

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

Capital Expenditures and Capital Commitments

During the first quarters of 2005 and 2004, our capital expenditures, net of capital grants, amounted to approximately $5.0 million and $3.3 million, respectively, consisting primarily of manufacturing and office equipment, purchased software applications, and building improvements. Capital spending in the first quarters of 2005 and 2004 focused on funding additional equipment needs and improving existing factories, principally in the U.S., India, Ireland, and the Philippines, as well as continuing investment in information technologies. Substantially all of APC’s net capital expenditures were financed from available operating cash.

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

We had no material capital commitments during the first quarters of 2005 and 2004, or at March 27, 2005 and December 31, 2004.

APC has agreements with the Industrial Development Authority of Ireland, otherwise known as the IDA. Under these agreements, we receive grant monies for costs incurred for machinery, equipment, and building improvements for our Galway and Castlebar facilities. These grants are equal to 40% and 60%, respectively, of such costs up to a maximum of $13.1 million for Galway and $1.3 million for Castlebar. Such grant monies are subject to APC meeting certain employment goals and maintaining operations in Ireland until termination of the respective agreements. Under separate agreements with the IDA, we receive direct reimbursement of training costs at our Galway and Castlebar facilities for up to $3,000 and $12,500, respectively, per new employee hired. Also refer to Note 16 of Notes to Consolidated Financial Statements in Item 8 of American Power Conversion Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004.

APC also has an agreement with the IDA for a research and development grant towards the costs of a project for the development of software products. The availability of the grant is contingent on meeting certain milestones in the progress of the project as well as meeting certain employment goals on the project within the Galway facility. The amount of grant assistance available on satisfaction of all conditions is 28% of the eligible expenditure to a maximum of €714,588. At March 27, 2005, no grant claims had been claimed or received.

Borrowing Facilities and Financial Commitments

At March 27, 2005 and December 31, 2004, APC had available for future borrowings $65.0 million under an unsecured, non-committed line of credit agreement at a floating interest rate equal to the bank’s cost of funds rate plus 0.625%. No borrowings were outstanding under this facility during the first quarters of 2005 and 2004, or at March 27, 2005 and December 31, 2004.

APC had no significant financial commitments, other than those required in the normal course of business, during the first quarters of 2005 and 2004, or at March 27, 2005 and December 31, 2004.

Off-Balance-Sheet Arrangements

APC had no significant off-balance sheet arrangements during the first quarters of 2005 and 2004, or at March 27, 2005 and December 31, 2004.

American Jobs Creation Act of 2004 — Repatriation of Foreign Earnings

In October 2004, the American Jobs Creation Act of 2004 was enacted. This Act repealed the tax code’s extraterritorial income (ETI) exclusion in response to the World Trade Organization’s challenge that the ETI exclusion was a prohibited tax subsidy. The repeal will be phased in through 2006. The Act replaced the ETI exclusion with a 3% domestic deduction for domestic production activities effective for APC’s 2005 tax year. The Act also provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by a company’s chief executive officer and approved by its board of directors. Certain other criteria in the Jobs Act must be satisfied as well. The maximum amount of APC’s foreign earnings that qualify for the temporary deduction is $500 million. For APC, the one-year period during which the qualifying distributions can be made is 2005. No qualifying distributions were made during 2004.

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

Repatriation of the maximum amount eligible for the temporary deduction, which is $500 million, could result in additional United States federal income tax expense, which APC currently estimates to be between zero and $38.2 million, in fiscal 2005. Repatriation also would substantially increase liquidity in the United States, although use of the additional liquidity would be restricted by the domestic reinvestment plan. There would be a corresponding reduction in liquidity at APC’s foreign subsidiaries. Some foreign subsidiaries may be required to borrow in order to repatriate their earnings to the U.S.

Quarterly Cash Dividends

Dividends of $0.08 per share were declared and paid in the first and second quarters of 2004. In June 2004, APC’s Board of Directors approved a 25% increase in its quarterly cash dividend raising the payout to $0.10 per share. Dividends of $0.10 per share were declared and paid in each subsequent quarter through the first quarter of 2005. It is the intention of the Board of Directors to pay a comparable quarterly dividend on a going forward basis contingent upon continued capital availability and a determination that cash dividends continue to be in the best interests of APC and its shareholders.

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

Foreign Currency Activity

We invoice our customers in various currencies. Realized and unrealized transaction gains or losses are included in the results of operations and are measured based upon the effect of changes in exchange rates on the actual or expected amount of functional currency cash flows. Transaction gains and losses were not material to the results of operations in the first quarters of 2005 and 2004.

The table below summarizes information on balances that are sensitive to foreign currency exchange rates and presents such amounts in U.S. dollar equivalents.

	March 27, 2005		December 31, 2004
	Accounts Receivable	Liabilities	Accounts Receivable	Liabilities
	(In millions)
U.S. dollar functional currency	$83.2	$96.2	$97.6	$101.9
Swiss franc functional currency	$14.9	$5.3	$17.2	$8.4

APC also had non-trade receivables denominated in Euros of approximately U.S.$1.0 million and U.S.$0.8 million at March 27, 2005 and December 31, 2004, respectively.

We continually review our foreign exchange exposure and consider various risk management techniques, including the netting of foreign currency receipts and disbursements, rate protection agreements with customers/vendors and derivatives arrangements, including foreign exchange contracts. We presently do not utilize rate protection agreements or derivative arrangements.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The U.S. Securities and Exchange Commission has defined critical accounting policies as those that are both most important to the portrayal of our financial condition and results and which require our most difficult, complex or subjective judgments or estimates. Based on this definition, we have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For all financial statement periods presented, there have been no material modifications to the application of these critical accounting policies. For a detailed discussion on the application of these and other accounting policies, also refer to Note 1 of Notes to Consolidated Financial Statements in Item 8 of American Power Conversion Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Our critical accounting policies are as follows:

Revenue Recognition.  We follow very specific and detailed guidelines in measuring revenue; however, certain judgments affect the application of our revenue policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter. In general, revenue is recognized when title has passed at the time of delivery of product for all of our operating segments as stipulated by the delivery terms for the sales transactions. In addition, prior to revenue recognition, we require persuasive evidence of the arrangement, that the price is fixed or determinable, and that collectibility is reasonably assured. Installation is not applicable for Small Systems and “Other” segment products based on the nature of the products sold. Generally, revenue associated with Large Systems sales is also recognized at the time of delivery and/or installation pursuant to the delivery and/or installation terms. Delivery terms vary, but often include origin-based terms (e.g., FOB Shipping Point and Ex-works) and destination-based terms (e.g., DDU/DDP (delivered duty unpaid/delivered duty paid)).

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

We offer additional services to customers depending on the type of product the customer has purchased, including product-based and professional services. Revenue is recognized at the time services are provided or is deferred and recognized over the service period (where applicable). The fair value of these services are based upon the rates that we charge customers in separately negotiated transactions and such services are not essential to the functionality of the delivered product.

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

Similarly, we must make estimates of the uncollectability of our accounts receivable. Management specifically analyzes accounts receivable balances in view of customer credit-worthiness, customer concentrations, historical bad debts, current economic trends, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Commencing in August 2004, we expanded APC’s receivables insurance coverage to include U.S.-based sales. A majority of U.S. and international customer balances continue to be covered by receivables insurance. Historically, bad debts have been less than 1% of net sales.

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

In early 2003, we announced a product recall of Back-UPS CS 350 and 500 models, due to potential safety issues. Prior to announcing the recall, APC received eight reports worldwide of units overheating, resulting in the melting of the unit’s outer casing, six of which occurred in the United States. Three of the reported incidents resulted in minor property damage; no injuries have been reported. The total number of affected devices recalled worldwide is approximately 2.1 million with approximately 900,000 devices recalled in the United States. The recall is limited to two specific models in APC’s Back-UPS CS product line, the Back-UPS CS 350 and the Back-UPS CS 500, in both 120-volt and 230-volt models. The affected units were manufactured between November 2000 and December 2002 and were sold primarily through computer and electrical distribution, catalog and retail outlets worldwide. In the fourth quarter of 2002, APC accrued a current liability and recognized additional warranty expense, classified in cost of goods sold, of $19.6 million. Based upon repair cost and return rate experience to-date as well as then-current estimates of remaining costs to be incurred, APC projected that aggregate costs for the recall would be less than originally estimated. To reflect this change, cost of goods sold was reduced by $5.5 million in the third quarter of 2003. As of March 27, 2005, APC had incurred approximately 90% of currently estimated total recall costs. Our estimation of remaining recall costs of $1.4 million, comprised of $0.9 million for the U.S. and $0.5 million for international geographies, continues to be subject to actual return rates and per unit repair costs (which can vary by country) as well as estimates for other recall-related costs expected to be incurred. The most significant risks associated with our return rate assumptions include varying degrees of product recall regulation by geography as well as varying consumer awareness levels and access to timely recall information. Actual per unit repair cost includes principally transportation costs which will be influenced by the proximity of customer locations to the service center location as well as the priority level of delivery requirements. We expect that actual future amounts will not differ materially from our current estimates.

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

American Jobs Creation Act of 2004 — Repatriation of Foreign Earnings.  In October 2004, the American Jobs Creation Act of 2004 was enacted. This Act repealed the tax code’s extraterritorial income (ETI) exclusion in response to the World Trade Organization’s challenge that the ETI exclusion was a prohibited tax subsidy. The repeal will be phased in through 2006. The Act replaced the ETI exclusion with a 3% domestic deduction for domestic production activities effective for APC’s 2005 tax year. The Act also provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by a company’s chief executive officer and approved by its board of directors. Certain other criteria in the Jobs Act must be satisfied as well. The maximum amount of APC’s foreign earnings that qualify for the temporary deduction is $500 million. For APC, the one-year period during which the qualifying distributions can be made is 2005. No qualifying distributions were made during 2004.

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

Repatriation of the maximum amount eligible for the temporary deduction, which is $500 million, could result in additional United States federal income tax expense, which APC currently estimates to be between zero and $38.2 million, in fiscal 2005. Repatriation also would substantially increase liquidity in the United States, although use of the additional liquidity would be restricted by the domestic reinvestment plan. There would be a corresponding reduction in liquidity at APC’s foreign subsidiaries. Some foreign subsidiaries may be required to borrow in order to repatriate their earnings to the U.S.

APC is routinely under audit by federal, foreign, state, or local authorities in the areas of income taxes and the remittance of sales and use taxes. These audits include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, foreign, state, and local tax laws. In evaluating the exposure associated with various tax filing positions, we often accrue for probable exposures. To the extent APC were to prevail in matters for which accruals have been established or were to be required to pay amounts in excess of reserves, APC’s effective tax rate in a given financial statement period could be materially affected.

To the extent we believe that recovery of deferred tax assets is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the consolidated statements of income. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At March 27, 2005 and December 31, 2004, we provided a valuation allowance on certain of our deferred tax assets, primarily consisting of net operating losses generated in 2001 through the first quarter of 2005 for the start up and continuing operations of Brazilian operations, because of uncertainty regarding their realizability. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

RECENTLY ISSUED ACCOUNTING STANDARDS

Accounting for Conditional Asset Retirement Obligations.  In March 2005, the Financial Accounting Standards Board issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations. This Interpretation clarifies that the term “conditional asset retirement obligation” as used in Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005, for calendar year enterprises). This Statement is effective for APC beginning with the fourth quarter of 2005. Adoption of the guidance in this consensus is not expected to have a material impact on our consolidated financial position or results of operations.

Share-Based Payment.  In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, which is a revision of Statement No. 123 as amended by No. 148, Accounting for Stock-Based Compensation. Statement No. 123(R) supercedes APB Opinion No. 25. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative. The U.S. Securities and Exchange Commission has extended this Statement’s effective date to the beginning of a company’s next fiscal year. This Statement is effective for APC beginning with the first quarter of 2006.

Statement 123(R) permits public companies to adopt its requirements using one of two methods. The “modified prospective” method requires compensation cost to be recognized beginning with the Statement’s effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of

Statement 123(R) that remain unvested on the effective date. The “modified retrospective” method includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

In April 2005, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 107. The Bulletin confirms the latitude in Statement 123(R)’s provisions on selecting models for valuing share options and clarifies other positions on accounting and disclosure for share-based-payment arrangements. In addition, the Bulletin permits registrants to choose from different models to estimate the fair value of share options, provides guidance on developing assumptions used in the models, and addresses the interaction between Statement 123R and other SEC literature.

APC has yet to determine which method to use in adopting Statement 123(R). As permitted by Statement 123, APC currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on APC’s results of operations, although it will have no impact on APC’s overall financial position. APC is evaluating Statement 123(R) and has not yet determined the amount of stock option expense which will be incurred in future periods.

FACTORS THAT MAY AFFECT FUTURE RESULTS

This document contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this document.

The factors that could cause actual results to differ materially include the following: costs to maintain compliance with the provisions of the Sarbanes-Oxley Act of 2002 are greater than currently anticipated; the impact of increasing competition which could adversely affect APC’s revenues and profitability; the impact of foreign currency exchange rate fluctuations; the impact on demand, component availability and pricing, and logistics, and the disruption of Asian manufacturing operations that result from labor disputes, war, acts of terrorism or political instability; ramp up, expansion and rationalization of global manufacturing capacity; the potential impact of complying with changing environmental regulations; impact on order management and fulfillment, financial reporting and supply chain management processes as a result of APC’s reliance on a variety of computer systems, including Oracle 11i which is periodically upgraded; the discovery of a latent defect in any of APC’s products; APC’s ability to effectively align operating expenses and production capacity with the current demand environment; general worldwide economic conditions, and, in particular, the possibility that the PC and related markets decline; growth rates in the power protection industry and related industries, including but not limited to the PC, server, networking, telecommunications and enterprise hardware industries; competitive factors and pricing pressures; product mix changes and the potential negative impact on gross margins from such changes; changes in the seasonality of demand patterns; inventory risks due to shifts in market demand; component constraints, shortages, pricing and quality; risk of nonpayment of accounts receivable; the uncertainty of the litigation process including risk of an unexpected, unfavorable result of current or future litigation; and the risks described from time to time in APC’s filings with the Securities and Exchange Commission.

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

For a discussion of these and other risk factors, please refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

ITEM 4.          CONTROLS AND PROCEDURES

(A)          Evaluation of disclosure controls and procedures

As of the end of the period covered by this report, management carried out an evaluation, under the supervision and with the participation of APC’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, APC’s disclosure controls and procedures were effective in timely alerting them to material information required to be included in APC’s periodic filings with the U.S. Securities and Exchange Commission.

(B)          Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting during APC’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, APC’s internal control over financial reporting.

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

On December 23, 2004, APC filed a patent infringement suit against Eaton Power Quality Corporation in the United States District Court for the District of Delaware charging Eaton Power Quality Corporation with infringement of one United States patent. On January 26, 2005, Eaton Power Quality Corporation filed a motion to dismiss APC’s complaint on procedural grounds. On February 9, 2005, APC filed an answering brief in opposition to Eaton Power Quality Corporation’s motion to dismiss.

As previously reported in APC’s Form 8-K dated March 2, 2005, on February 24, 2005, Eaton Power Quality Corporation and its parent corporation, Eaton Corporation (collectively “Eaton”), entered into a binding  memorandum of understanding with APC to settle the two patent infringement suits pending in the United States District Court for the Eastern District of North Carolina and the United States District Court for the District of Delaware. In addition to settling all outstanding patent litigation, APC and Eaton agreed to cross-license multiple patents that were involved in the litigation. APC and Eaton also agreed to a ten-year covenant prohibiting the companies from filing against each other any additional patent infringement suits related to products of the other that are based on U.S. patent claims which are directed to electronic hardware that performs double conversion for power electronics. On May 4, 2005, APC and Eaton entered into a definitive settlement agreement consistent with the terms outlined above. Neither party will pay the other any monetary compensation in connection with the settlement.

As previously reported in APC’s Form 10-Q for the quarter ended September 26, 2004, on February 5, 2004, Liebert Corporation and Zonatherm Products, Inc., Liebert’s sales representative firm in the Chicago area, filed a lawsuit in the Circuit Court of Cook County, Illinois, Chancery Division (the “Court”) against APC, Aerico, LLC, a sales representative firm formed by former employees of Zonatherm Products, and the former employees of Zonatherm Products who formed Aerico, LLC. The lawsuit alleged willful violation of the Illinois Trade Secrets Act, tortious interference with contract, tortious interference with prospective economic advantage, civil conspiracy and conspiracy to breach fiduciary duties. Liebert and Zonatherm are seeking compensatory and punitive damages and injunctive relief. On February 18, 2004, the Court denied plaintiffs’ motion for a temporary restraining order. On July 16, 2004, the Court dismissed without prejudice all claims except the Illinois Trade Secret Act claim. On August 6, 2004, plaintiffs filed a second amended complaint reasserting the claims dismissed by the Court on July 16, 2004. On August 20, 2004, the Court denied plaintiffs’ motion for preliminary injunction as to violation of the Illinois Trade Secrets Act. On September 21, 2004, plaintiffs filed a Notice of Appeal of the August 20, 2004 ruling with the Illinois Appellate Court. On January 12, 2005, the Court dismissed without prejudice all claims against APC except the Illinois Trade Secret Act claim. On March 1, 2005 the Illinois Appellate Court issued an opinion on the appeal pursuant to which it affirmed the Court on the issue of non-trade secret nature of plaintiff’s customer lists, and remanded the matter for the Court to enter an injunction against one of the individual former employees of Zonatherm from using certain pricing books. On March 16, 2005, plaintiffs filed a third amended complaint reasserting claims substantially similar to those dismissed by the Court in its January 12, 2005 ruling.

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

Date: May 6, 2005

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

31.1	Certification of Rodger B. Dowdell, Jr., Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)	35

31.2	Certification of Donald M. Muir, Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)	36

32.1	Certification of Rodger B. Dowdell, Jr., Chief Executive Officer, pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)	37

32.2	Certification of Donald M. Muir, Chief Financial Officer, pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)	38