Form 10-Q
period 2005-06-26
AMERICAN POWER CONVERSION CORPORATION
filed 2005-08-05
CIK 835910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 26, 2005

or

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

YES ☒     NO ☐

Registrant’s Common Stock outstanding, $0.01 par value, at July 25, 2005 –194,334,000 shares

FORM 10-Q

June 26, 2005

AMERICAN POWER CONVERSION CORPORATION

INDEX

Part I - Financial Information:

Item 1.	Consolidated Condensed Financial Statements:
Consolidated Condensed Balance Sheets - June 26, 2005 and December 31, 2004 (Unaudited)

Consolidated Condensed Statements of Income - Three Months and Six Months Ended June 26, 2005 and June 27, 2004 (Unaudited)

Consolidated Condensed Statements of Cash Flows - Three Months and Six Months Ended June 26, 2005 and June 27, 2004 (Unaudited)

Notes to Consolidated Condensed Financial Statements (Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II - Other Information:

Item 1.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits

Signatures

Exhibit Index

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

In thousands except per share amount

(Unaudited)

ASSETS

	June 26, 2005	December 31, 2004
Current assets:
Cash and cash equivalents	$122,119	$72,721
Short term investments (Note 4)	638,950	642,853
Accounts receivable, less allowance for doubtful accounts of $16,684 in 2005 and $16,180 in 2004	358,209	327,547
Inventories:
Raw materials	186,169	212,883
Work-in-process and finished goods	284,387	253,044
Total inventories	470,556	465,927

Prepaid expenses and other current assets	47,765	39,294
Deferred income taxes	52,979	57,018

Total current assets	1,690,578	1,605,360

Property, plant and equipment:
Land, buildings and improvements	70,063	69,371
Machinery and equipment	220,366	217,462
Office equipment, furniture and fixtures	94,908	92,452
Purchased software	46,340	40,817
	431,677	420,102
Less accumulated depreciation and amortization	279,901	265,251
Net property, plant and equipment	151,776	154,851

Long term investments (Note 4)	487	5,542
Goodwill (Note 5)	7,179	7,179
Other intangibles, net (Note 5)	33,700	39,627
Deferred income taxes	37,114	28,687
Other assets	4,832	2,626

Total assets	$1,925,666	$1,843,872

See accompanying notes to consolidated condensed financial statements.

AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

In thousands except per share amount

(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 26, 2005	December 31, 2004
Current liabilities:
Accounts payable	$135,500	$132,213
Accrued compensation	44,813	43,869
Accrued sales and marketing programs	41,659	43,209
Accrued warranty (Note 6)	11,683	13,092
Other accrued expenses	43,997	46,929
Deferred revenue	37,465	35,522
Income taxes payable	14,779	11,330

Total current liabilities	329,896	326,164

Deferred tax liability	15,408	15,449

Total liabilities	345,304	341,613

Shareholders’ equity (Notes 7, 8, 9 and 10):
Common stock, $0.01 par value; authorized 450,000 shares in 2005 and 2004; issued 194,139 shares in 2005 and 192,137 shares in 2004	1,941	1,921
Additional paid-in capital	99,770	60,081
Retained earnings	1,476,990	1,437,691
Accumulated other comprehensive income	1,661	2,566

Total shareholders’ equity	1,580,362	1,502,259

Total liabilities and shareholders’ equity	$1,925,666	$1,843,872

See accompanying notes to consolidated condensed financial statements.

AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

In thousands except earnings per share

(Unaudited)

	Six months ended		Three months ended
	June 26,	June 27,	June 26,	June 27,
	2005	2004	2005	2004

Net sales (Note 11)	$888,609	$747,414	$480,606	$395,663

Cost of goods sold	545,893	448,800	302,341	246,141

Gross profit	342,716	298,614	178,265	149,522

Operating expenses:
Marketing, selling, general and administrative	206,198	180,832	105,619	94,648
Research and development	42,975	39,849	22,736	21,446

Total operating expenses	249,173	220,681	128,355	116,094

Operating income	93,543	77,933	49,910	33,428

Other income, net	8,983	3,988	5,189	2,256

Earnings before income taxes	102,526	81,921	55,099	35,684

Income taxes	24,606	20,480	13,224	8,921

Net income	$77,920	$61,441	$41,875	$26,763

Basic earnings per share	$0.40	$0.31	$0.22	$0.13

Basic weighted average shares outstanding	192,955	200,073	193,438	200,234

Diluted earnings per share	$0.39	$0.30	$0.21	$0.13

Diluted weighted average shares outstanding	199,036	205,554	199,742	204,992

See accompanying notes to consolidated condensed financial statements.

AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

In thousands

(Unaudited)

	Six months ended		Three months ended
	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
Cash flows from operating activities
Net income	$77,920	$61,441	$41,875	$26,763
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	18,390	18,294	9,736	8,649
Amortization of other intangibles	5,895	5,797	2,947	2,900
Provision for doubtful accounts	658	141	123	141
Provision for inventories	3,321	4,476	2,561	3,000
Compensation expense – Restricted Stock Units	5,692	—	2,625	—
Deferred income taxes	(4,429)	(10,132)	(1,024)	(8,450)
Other non-cash items, net	(905)	1,815	(501)	563
Changes in operating assets and liabilities:
Accounts receivable	(31,320)	(6,743)	(30,622)	(14,953)
Inventories	(7,950)	(58,311)	9,675	(18,929)
Prepaid expenses and other current assets	(8,471)	(4,409)	(3,965)	(3,513)
Other assets	(2,174)	(197)	(259)	(134)
Accounts payable	3,287	22,818	8,410	6,455
Accrued expenses	(3,004)	4,827	2,657	9,695
Income taxes payable	9,959	8,071	(11,911)	11
Net cash provided by operating activities	66,869	47,888	32,327	12,198

Cash flows from investing activities
Purchases of held-to-maturity securities	(624,844)	(245,330)	(266,230)	(167,304)
Maturities of held-to-maturity securities	648,297	166,184	303,748	135,819
Purchases of available-for-sale securities	(925,525)	(1,623,350)	(486,075)	(759,875)
Sales of available-for-sale securities	911,030	1,644,675	447,231	800,650
Capital expenditures	(15,315)	(12,467)	(10,328)	(9,159)
Net cash (used in) provided by investing activities	(6,357)	(70,288)	(11,654)	131

Cash flows from financing activities
Proceeds from issuances of common stock	27,507	6,856	18,775	2,661
Dividends paid on common stock	(38,621)	(32,018)	(19,366)	(16,025)
Net cash used in financing activities	(11,114)	(25,162)	(591)	(13,364)

Net change in cash and cash equivalents	49,398	(47,562)	20,082	(1,035)
Cash and cash equivalents at beginning of period	72,721	141,214	102,037	94,687
Cash and cash equivalents at end of period	$122,119	$93,652	$122,119	$93,652

Supplemental cash flow disclosures
Cash paid during the period for:
Income taxes (net of refunds)	$13,983	$16,778	$20,265	$12,212

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

4.              Investments

APC invests its excess cash principally in certificates of deposit, corporate and municipal bonds and notes, U.S. government agency securities, and auction rate securities. APC classifies as short term its investments with original maturities greater than three months and less than or equal to one year, and as long term its investments with remaining maturities greater than one year and less than or equal to two years. APC has no investments with maturity dates greater than two years, except for auction rate securities. Auction rate securities have long-term underlying maturities, however the market is highly liquid and the interest rates reset every 7, 28 or 35 days. APC classifies its auction rate securities as short term available-for-sale securities. Management determines the appropriate classification of securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Securities are classified as held-to-maturity when APC has the positive intent and ability to hold such securities to maturity. Held-to-maturity securities are carried at amortized cost. Available-for-sale securities are recorded at fair value with net unrealized gains and losses reported, net of income taxes, in other comprehensive income.

At June 26, 2005 and December 31, 2004, APC’s held-to-maturity investments included $421.9 million and $440.3 million, respectively, with contractual maturities of one year or less, and $0.5 million and $5.5 million, respectively, with contractual maturities between one to two years; APC’s available-for-sale auction rate securities included $135.7 million and $95.0 million, respectively, with contractual maturities between 8 to 40 years.

Proceeds from the sales of investment securities available-for-sale were $447.2 million and $800.7 million in the second quarters of 2005 and 2004, respectively, and were $911.0 million and $1.645 billion in the first six months of 2005 and 2004, respectively.

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(In thousands)
At June 26, 2005

Held-to-maturity
Certificates of deposit	$360,147	$—	$—	$360,147
Corporate bonds and notes	37,215	—	—	37,215
U.S. government agency securities	25,000	—	(93)	24,907
	422,362	—	(93)	422,269
Available-for-sale
Auction rate securities	216,625	—	—	216,625
Equity investments	450	—	—	450
	217,075	—	—	217,075

	$639,437	$—	$(93)	$639,344
At December 31, 2004

Held-to-maturity
Certificates of deposit	$127,241	$—	$—	$127,241
Corporate bonds and notes	283,573	6	(1)	283,578
U.S. government agency securities	35,000	—	(106)	34,894
	445,814	6	(107)	445,713
Available-for-sale
Auction rate securities	202,075	—	—	202,075
Equity investments	506	—	—	506
	202,581	—	—	202,581

	$648,395	$6	$(107)	$648,294

5.              Goodwill and Other Intangible Assets

At each of June 26, 2005 and December 31, 2004, goodwill of $7.2 million was associated with the Small Systems segment. Amortized intangible assets were as follows:

Amortized Intangible Assets	Weighted Average Amortization Period	June 26, 2005		December 31, 2004
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Technology	6 years	$81,007	$50,051	$81,040	$45,071
Customer lists	5 years	8,900	6,882	8,900	6,210
Tradenames	5 years	3,157	2,431	3,157	2,189
Total amortized intangible assets	6 years	$93,064	$59,364	$93,097	$53,470

Aggregate amortization expense related to APC’s other intangible assets for the second quarters of 2005 and 2004 was $2.9 million and $2.9 million, respectively, and for the first six months of 2005 and 2004 was $5.9 million and $5.8 million, respectively. Estimated aggregated amortization for each of the next five succeeding fiscal years is $11.8 million for 2005, $11.8 million for 2006, $9.6 million for 2007, $5.2 million for 2008, and $1.2 million for 2009. There are no expected residual values related to these intangible assets.

6.              Warranty Liability and Product Recall

	Product Warranty Liability at Beginning of Quarter	Accruals for Product Warranties Issued During the Quarter	Adjustments to Accruals for Preexisting Warranties	Warranty Payments	Product Warranty Liability at End of Quarter
	(In thousands)
Second Quarter 2005	$12,012	$9,189	$—	$(9,518)	$11,683
First Quarter 2005	$13,092	$5,334	$—	$(6,414)	$12,012

Second Quarter 2004	$12,001	$5,001	$—	$(5,068)	$11,934
First Quarter 2004	$11,709	$6,291	$—	$(5,999)	$12,001

Product Recall.  In early 2003, APC announced a product recall due to potential safety issues. The total number of affected devices recalled worldwide is approximately 2.1 million with approximately 900,000 devices recalled in the United States. The recall is limited to two specific models in APC’s Back-UPS® CS product line, the Back-UPS CS 350 and the Back-UPS CS 500, in both 120-volt and 230-volt models.

As of June 26, 2005, APC had incurred approximately 93% of currently estimated total recall costs of $14.1 million. Our estimation of remaining recall costs of $1.0 million, principally for U.S. recall activity, continues to be subject to actual return rates and per unit repair costs (which can vary by country) as well as estimates for other recall-related costs expected to be incurred. We expect that future amounts will not differ materially from our current estimates.

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

	Six months ended		Three months ended
	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
	(In thousands)
Basic weighted average shares outstanding	192,955	200,073	193,438	200,234
Net effect of dilutive potential common shares outstanding based on the treasury stock method using the average market price	6,081	5,481	6,304	4,758
Diluted weighted average shares outstanding	199,036	205,554	199,742	204,992
Antidilutive potential common shares excluded from the computation above	588	2,725	197	2,712

8.              Shareholders’ Equity

Paid-in Capital.  The increases in paid-in capital during the second quarter and first six months of 2005 reflected stock issuances relating to stock-based employee benefit programs, as well as to the financial statement recognition of the tax benefit afforded to the company as a result of the disposition of option shares by APC employees. Accounting rules require this corporate tax benefit to be recorded as an increase in paid-in capital.

Restricted Stock Units.  In addition, under APC’s 2004 Long-Term Incentive Plan, on June 23, 2005 and on October 25, 2004, APC’s Compensation and Stock Option Committee of the Board of Directors approved the award of 50,000 and 951,825 restricted stock units (RSU), respectively. The weighted average fair value of such units granted during the second quarter of 2005 and the fourth quarter of 2004 was $24.35 and $16.25 per unit, respectively. Under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, approximately $2.6 million and $5.7 million of stock-based employee compensation cost was reflected in net income and paid-in capital for such units in the second quarter and first six months of 2005, respectively. The RSU awards will vest, and the underlying common stock will concurrently issue, ratably over four years, whereby one-fourth of the units granted in the second quarter of 2005 will vest on each of June 30, 2006, June 30, 2007, June 30, 2008, and June 30, 2009, and one-fourth of the units granted in the fourth quarter of 2004 will vest on each of June 30, 2005, June 30, 2006, June 30, 2007, and June 30, 2008.

Dividends.  Quarterly cash dividends of $0.08 per share were declared and paid in the first and second quarters of 2004. In June 2004, APC’s Board of Directors approved a 25% increase in its quarterly cash dividend raising the quarterly payout to $0.10 per share. Dividends of $0.10 per share were declared and paid in each subsequent quarter through the second quarter of 2005. It is the intention of the Board of Directors to pay a comparable quarterly dividend on a going forward basis contingent upon continued capital availability and a determination that cash dividends continue to be in the best interests of APC and its shareholders.

9.              Comprehensive Income

The components of comprehensive income, net of tax, are as follows:

	Six months ended		Three months ended
	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
	(In thousands)
Net income	$77,920	$61,441	$41,875	$26,763
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment	(905)	1,815	(501)	563
Other comprehensive income (loss)	(905)	1,815	(501)	563
Comprehensive income	$77,015	$63,256	$41,374	$27,326

10.       Stock-Based Compensation

On June 10, 2004, APC’s shareholders approved APC’s 2004 Long-Term Incentive Plan (2004 LTI Plan), which replaced the 1997 Stock Option Plan. At June 26, 2005, APC had one active stock-based compensation plan, the aforementioned 2004 LTI Plan, and an employee stock purchase plan (ESPP), which are described more fully in Note 10 of Notes to Consolidated Financial Statements in Item 8 of APC’s Form 10-K for the year ended December 31, 2004. As permitted by Statement of Financial Accounting Standards No. 123 as amended by No. 148, Accounting for Stock-Based Compensation, APC accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost related to stock options is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if APC had applied the fair value recognition provisions of Statement 123 to stock-based employee compensation:

		Six months ended		Three months ended
		June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
		(In thousands except per share amounts)

Net income	As reported	$77,920	$61,441	$41,875	$26,763
Add: Compensation expense recognized during the period, net of related tax effects		4,326	—	1,995	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	Pro forma	(7,239)	(4,648)	(3,505)	(2,324)
Net income	Pro forma	$75,007	$56,793	$40,365	$24,439

Basic earnings per share	As reported	$0.40	$0.31	$0.22	$0.13
	Pro forma	$0.39	$0.28	$0.21	$0.12

Diluted earnings per share	As reported	$0.39	$0.30	$0.21	$0.13
	Pro forma	$0.38	$0.28	$0.20	$0.12

Restricted Stock Units.  Also under the aforementioned 2004 LTI Plan, on June 23, 2005 and on October 25, 2004, APC’s Compensation and Stock Option Committee of the Board of Directors approved the award of 50,000 and 951,825 restricted stock units (RSU), respectively. The weighted average fair value of such units granted during the second quarter of 2005 and the fourth quarter of 2004 was $24.35 and $16.25 per unit, respectively. Under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, approximately $2.6 million and $5.7 million of stock-based employee compensation cost was reflected in net income and paid-in capital for such units in the second quarter and first six months of 2005, respectively. Under the 2004 LTI Plan, if APC awards a dividend on its common stock prior to the vesting date of an RSU, the holder of the restricted stock unit would be entitled to receive on the vesting date a dividend equivalent payment. Dividend equivalents are recognized as compensation expense when the dividend is declared. The RSU awards will vest, and the underlying common stock will concurrently issue, ratably over four years, whereby one-fourth of the units granted in the second quarter of 2005 will vest on each of June 30, 2006, June 30, 2007, June 30, 2008, and June 30, 2009, and one-fourth of the units granted in the fourth quarter of 2004 will vest on each of June 30, 2005, June 30, 2006, June 30, 2007, and June 30, 2008.

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

In April 2005, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 107. The Bulletin confirms the latitude in Statement 123(R)’s provisions on selecting models for valuing share options and clarifies other positions on accounting and disclosure for share-based-payment arrangements. In addition, the Bulletin permits registrants to choose from different models to estimate the fair value of share options, provides guidance on developing assumptions used in the models, and addresses the interaction between Statement 123(R) and other SEC literature.

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

“Other” Segment.  The Other segment consists principally of mobile accessories and replacement battery products. The distribution model of products in the Other segment is consistent with that of the Small Systems segment.

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

Summary operating segment information is as follows:

	Six months ended		Three months ended
	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
	(In thousands)
Segment net sales
Small Systems	$663,692	$576,237	$356,231	$301,143
Large Systems	185,549	136,232	104,876	77,911
Other	33,692	29,906	16,359	13,737
Total segment net sales	882,933	742,375	477,466	392,791
Shipping and handling revenues	5,676	5,039	3,140	2,872
Total net sales	$888,609	$747,414	$480,606	$395,663

Segment profits
Small Systems	$307,497	$275,290	$160,989	$137,825
Large Systems	36,635	20,510	19,188	12,239
Other	19,510	18,674	9,244	8,124
Total segment profits	363,642	314,474	189,421	158,188
Shipping and handling net costs	20,924	15,860	11,155	8,666
Other indirect operating expenses	249,175	220,681	128,356	116,094
Other income, net	8,983	3,988	5,189	2,256
Earnings before income taxes	$102,526	$81,921	$55,099	$35,684

12.       Litigation

As previously reported in APC’s Form 10-Q for the quarter ended March 27, 2005, on February 5, 2004, Liebert Corporation and Zonatherm Products, Inc., Liebert’s sales representative firm in the Chicago area, filed a lawsuit in the Circuit Court of Cook County, Illinois, Chancery Division (the “Court”) against APC, Aerico, LLC, a sales representative firm formed by former employees of Zonatherm Products, and the former employees of Zonatherm Products who formed Aerico, LLC. The lawsuit alleged willful violation of the Illinois Trade Secrets Act, tortious interference with contract, tortious interference with prospective economic advantage, civil conspiracy and conspiracy to breach fiduciary duties. Liebert and Zonatherm are seeking compensatory and punitive damages and injunctive relief. On February 18, 2004, the Court denied plaintiffs’ motion for a temporary restraining order. On July 16, 2004, the Court dismissed without prejudice all claims except the Illinois Trade Secret Act claim. On August 6, 2004, plaintiffs filed a second amended complaint reasserting the claims dismissed by the Court on July 16, 2004. On August 20, 2004, the Court denied plaintiffs’ motion for preliminary injunction as to violation of the Illinois Trade Secrets Act. On September 21, 2004, plaintiffs filed a Notice of Appeal of the August 20, 2004 ruling with the Illinois Appellate Court. On January 12, 2005, the Court dismissed without prejudice all claims against APC except the Illinois Trade Secret Act claim. On March 1, 2005 the Illinois Appellate Court issued an opinion on the appeal pursuant to which it affirmed the Court on the issue of non-trade secret nature of plaintiff’s customer lists, and remanded the matter for the Court to enter an injunction against one of the individual former employees of Zonatherm from using certain pricing books. On March 16, 2005, plaintiffs filed a third amended complaint reasserting claims substantially similar to those dismissed by the Court in its January 12, 2005 ruling. On May 19, 2005, APC filed a motion to dismiss plaintiffs’ third amended complaint. On May 24, 2005, the Court issued an injunction against one of the former employees of Zonatherm enjoining him from using certain pricing books of plaintiff. No injunction was issued against APC. On June 30, 2005, plaintiffs filed an appeal with the Illinois Appellate Court seeking to increase the scope of the Court’s order.

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

ITEM 2.                                                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a discussion of our business outlook for the remainder of 2005. We also provide a discussion of our Results of Operations for the second quarter and first six months of 2005 compared to the second quarter and first six months of 2004. This discussion includes an overview of our operating results and the directions in which our markets, segments, and geographies are moving. We then provide a Liquidity and Capital Resources discussion of the significant changes in our balance sheet during the first six months of 2005, and cash flows for the second quarter and first six months of 2005 compared to the second quarter and first six months of 2004, as well as our contractual obligations and foreign currency activity. This is followed by a discussion of the Critical Accounting Policies that we believe are important to our business operations and understanding of our results of operations. We conclude with information about factors that may affect our future results.

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

BUSINESS OUTLOOK

While there continues to be uncertainty around interest rate levels, energy costs and, in general, macroeconomic conditions and their potential impact on corporate investment and consumer spending, we maintain a cautious but optimistic outlook for our business. We are also pleased with APC’s performance during our second quarter and first half of 2005. For the eighth consecutive quarter APC’s year-over-year revenue growth was in double-digits. We are confident that the strong year-over-year growth can be attributed to what we believe is an attractive macro-economic environment for IT spending and is the result of our continued investments in sales and marketing activities and the growing adoption of APC’s network-critical physical infrastructure, or NCPI, architecture. The investment we have made to educate the market and drive adoption of the technology, we believe, is paying off as customers are embracing the modular, standardized approach APC has pioneered in network-critical physical infrastructure.

Against this background, we are planning for continued growth in annual revenue and increasing gross profit and operating profit dollars in 2005. We believe that we are very well positioned competitively, financially and strategically. We will continue to be focused on empowering IT professionals with the knowledge, tools and solutions they need to effectively design, build and manage network-critical physical infrastructure. Our objective is for APC to become a trusted, global partner for the long term, committed to solving our customers’ network-critical physical infrastructure problems of today, and helping them anticipate their challenges of tomorrow, thereby allowing them to focus on their core competencies. We believe that we can accomplish this by dramatically reducing our customers’ level of complexity and their total cost of ownership involved in designing, building, and managing the network-critical physical infrastructure that is at the very core of maintaining business continuity, application availability, and network reliability.

As we look ahead into the second half of 2005, we continue to plan for annual revenue growth in all three of our reportable segments: Small Systems, Large Systems and “Other.” Similar to 2004, we expect the rate of revenue growth of our Large Systems segment to be greater than the growth expected for Small Systems due to the assumed continued success of our overall strategy and the acceptance of our products in specific market segments.

Overall gross margins for 2005 are currently expected to be impacted by a shift in product mix toward the faster-growing, lower-margin Large Systems products. Gross margins, particularly for Small Systems products, are expected to be impacted by planned price reductions that we anticipate will be partially offset by the favorable impact of the expected cost reduction of our products, particularly material costs, as a result of assumed unit volume growth and our continued efforts to improve manufacturing cost efficiencies. We also expect, albeit to a lesser degree than in 2004, favorable pricing arrangements with our suppliers. Gross margin variability could result from changing revenue levels, which are dependent on unit volumes, prices and currency trends as well as the mix of products sold, unit costs and yield issues associated with production at our factories, transfers of production to our low cost facilities, excess manufacturing capacity, excess inventory, inventory obsolescence and variations in inventory valuation.

We have dedicated significant efforts to optimize our overall manufacturing capacity and locations over recent years and we will continue to plan for future capacity requirements based on the assumed continued acceptance and demand for our products in the specific market segments they were designed to address. We currently expect that capital spending will be between $30 million and $40 million in 2005, compared to $29.3 million in 2004. We expect that most of our capital spending for 2005 will go toward maintaining, upgrading and expanding our current manufacturing capacity, as well as investments to upgrade current hardware and software office technologies.

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

In 2004, we educated nearly 100,000 individuals on the InfraStruXure solution concept. Our investment posture remains intact and we are firmly committed to supporting the level of sales and marketing spending necessary to educate customers and channel partners on the inherent performance and total cost of ownership benefits of a modular, standardized solution such as InfraStruXure.

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

APC is in the process of evaluating whether it will repatriate any foreign earnings under the repatriation provisions of the Jobs Act and, if so, the amount that it will repatriate. The range of reasonably possible amounts that APC is considering for repatriation, which would be eligible for the temporary deduction, is zero to approximately $500 million. If APC determines to repatriate foreign earnings, we are likely to repatriate amounts in the high end of our range. APC expects to determine the amounts and sources of foreign earnings to be repatriated, if any, during the third quarter of fiscal 2005. Use of the funds will be governed by a domestic reinvestment plan, as required by the Jobs Act.

Repatriation of the maximum amount eligible for the temporary deduction, which is $500 million, could result in additional United States federal income tax expense, which APC currently estimates to be between zero and $22.7 million, in fiscal 2005. We were able to lower our previously estimated range of zero to $38.2 million as a result of favorable IRS guidance released in May 2005. Repatriation also would substantially increase liquidity in the United States, although use of the additional liquidity would be restricted by the domestic reinvestment plan. There would be a corresponding reduction in liquidity at APC’s foreign subsidiaries. Some foreign subsidiaries may be required to borrow in order to repatriate their earnings to the U.S.

We are currently a party to various legal proceedings and claims. The costs to litigate such matters were significant in 2004 and we expect such costs in 2005 to be less than the levels incurred during the prior year, as a result of our settling two patent infringement suits. We currently do not believe that the ultimate outcome of these legal proceedings and claims will have a material adverse effect on our financial position or overall trends in results of operations. However, litigation is subject to inherent uncertainties, including the risk of an unfavorable outcome, and management’s view of these matters may change in the future. An unfavorable outcome could include monetary damages or, in cases where injunctive relief is sought, an injunction prohibiting certain activities. If an unfavorable outcome were to occur in any specific period, there exists the possibility of a material adverse impact on the results of operations of that period or future periods. We believe that, given our current liquidity and cash and investment balances, even an adverse judgment would not have a material impact on cash and investments or liquidity.

The statements below do not include any impact related to the expensing of stock options according to Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, which will be effective for APC beginning with the first quarter of 2006. The pro forma earnings impact of expensing of stock options on our results of operations for the second quarters and first six months of 2005 and 2004 is described in Note 10 of Notes to Consolidated Financial Statements in Item 1 of this report.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND SIX MONTH PERIODS ENDED JUNE 26, 2005 AND JUNE 27, 2004

Revenues

Net sales were $480.6 million for the second quarter of 2005, an increase of 21.5% compared to $395.7 million for the comparable period in 2004. Net sales for the first six months of 2005 were $888.6 million, an increase of 18.9% compared to $747.4 million for the same period in 2004. These increases were attributable to strength across all of our product segments, particularly the Large Systems segment, as well as growth across all of our major geographies.

Led by continued growth year-over-year in InfraStruXure revenue, APC’s Large Systems segment set the pace for total company growth. We continued to make investments in supporting our efforts in these network-critical physical infrastructure markets and our top line advances highlight the resulting strong performance. Additionally, our engineered-to-order industrial systems were also a solid contributor to the Large Systems segment’s year-over-year performance. Our Small Systems segment also reported solid performance. Led by solid growth in our Back-UPS desktop UPS and our Smart-UPS server family, this segment continues to produce strong results that reflect APC’s position as a preferred partner in the mid-market and consumer power protection markets. Management believes that increasingly APC solutions, particularly our InfraStruXure architecture, are being specified for network-critical physical infrastructure  requirements. For further information about revenues by segment, refer to the Segment Results section below.

Revenues by Geography.  The following table summarizes our revenues on a geographic basis for the three and six month periods ended June 26, 2005 and June 27, 2004.

	Six months ended				Three months ended
	June 26, 2005	% of Total	June 27, 2004	% of Total	June 26, 2005	% of Total	June 27, 2004	% of Total
	(In millions)
North and Latin America (the Americas)	$462.0	52.0%	$375.0	50.2%	$257.8	53.6%	$211.1	53.4%
Europe, the Middle East, and Africa (EMEA)	256.9	28.9%	229.8	30.7%	140.2	29.2%	119.2	30.1%
Asia	169.7	19.1%	142.6	19.1%	82.6	17.2%	65.4	16.5%
Total Net Sales	$888.6	100.0%	$747.4	100.0%	$480.6	100.0%	$395.7	100.0%

The Americas’ net sales increased 22.2% in the second quarter of 2005 over the second quarter of 2004, and increased 23.2% in the first six months of 2005 over the first six months of 2004. EMEA’s net sales increased 17.6% in the second quarter of 2005 over the second quarter of 2004, and increased 11.8% in the first six months of 2005 over the first six months of 2004. Asia’s net sales increased 26.2% in the second quarter of 2005 over the second quarter of 2004, and increased 19.0% in the first six months of 2005 over the first six months of 2004.

Cost of Goods Sold

Cost of goods sold was $302.3 million or 62.9% of net sales in the second quarter of 2005 compared to $246.1 million or 62.2% of net sales in the second quarter of 2004. Cost of goods sold was $545.9 million or 61.4% of net sales in the first six months of 2005 compared to $448.8 million or 60.0% of net sales in the first six months of 2004. Gross margins for the second quarter of 2005 were 37.1% of net sales, approximately 70 basis points lower than in the second quarter of 2004. Gross margins for the first six months of 2005 were 38.6% of net sales, approximately 140 basis points lower than in the first six months of 2004. The lower second quarter and first half 2005 gross margins were attributable to a segment mix shift toward our Large Systems segment, as well as increased costs, including costs incurred to transfer products to low cost production facilities. In addition, the unfavorable impact of price erosion in the Small Systems segment was favorably offset by year-over-year currency trends, particularly in Europe. For further information about gross margins by segment, refer to the Segment Results section below.

Inventory Reserves.  Total inventory reserves at June 26, 2005 were $40.9 million compared to $39.4 million at December 31, 2004. Total inventory reserves increased slightly, reflecting routine provisioning that was necessary as a result of applying APC’s inventory reserve methodology throughout the year, substantially offset by the physical disposition of inventories covered by APC’s inventory reserves. APC’s reserve estimate methodology involves quantifying the total inventory position having potential loss exposure. Loss exposure generally results from several business factors, including product or component discontinuance, unplanned changes in demand, product design changes, and factory transitions. Quantifying such loss exposure is the result of combining the cost of inventories specifically identified as having little or no opportunity for sale or use (thus available for physical disposition) plus the cost of inventories having a high risk of no future sale or use based upon an analysis of on-hand quantities compared to historical and anticipated future sale or use. APC maintains an on-going business process for the physical disposition of inventories previously identified. Inventory write-offs occur at the time of physical disposition. Inventories, once reserved, are not written back up as such reserve adjustments are considered to be a permanent decrease to the cost basis of the excess or obsolete inventory.

Segment Results (Also refer to Note 11 of Notes to Consolidated Financial Statements in Item 1 of this report for important information regarding APC’s reportable segments)

	Six months ended		Three months ended
	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
	(In thousands)
Segment net sales
Small Systems	$663,692	$576,237	$356,231	$301,143
Large Systems	185,549	136,232	104,876	77,911
Other	33,692	29,906	16,359	13,737
Total segment net sales	882,933	742,375	477,466	392,791
Shipping and handling revenues	5,676	5,039	3,140	2,872
Total net sales	$888,609	$747,414	$480,606	$395,663

Segment profits
Small Systems	$307,497	$275,290	$160,989	$137,825
Large Systems	36,635	20,510	19,188	12,239
Other	19,510	18,674	9,244	8,124
Total segment profits	363,642	314,474	189,421	158,188
Shipping and handling net costs	20,924	15,860	11,155	8,666
Other indirect operating expenses	249,175	220,681	128,356	116,094
Other income, net	8,983	3,988	5,189	2,256
Earnings before income taxes	$102,526	$81,921	$55,099	$35,684

Small Systems.  Net sales for products in the Small Systems segment, which provides power protection, UPS and management products for the PC, server and networking markets, increased in the second quarter of 2005 by 18.3% over the second quarter of 2004, and increased in the first six months of 2005 by 15.2% over the first six months of 2004. Our Back-UPS and Smart-UPS families were strong drivers of the year-over-year growth in this segment. Additionally, we continue to see strong adoption of our new Smart-UPS RT® family of on-line UPSs. InfraStruXure related revenue from product categories such as physical infrastructure and power distribution were also solid contributors to this segment’s performance.

Second quarter and first half 2005 gross margins for the Small Systems segment of 45.2% and 46.3%, respectively, declined 60 basis points and 150 basis points, respectively, from the comparable periods in 2004. These declines resulted from increased costs, including warehousing and transportation costs incurred to meet customer product and delivery needs, as well as the unfavorable impact of price erosion in this segment.

Large Systems.  Net sales for products in the Large Systems segment, consisting primarily of 3-phase UPS, services, precision cooling and ancillary products for data centers, facilities and communication applications, increased in the second quarter of 2005 by 34.6% over the second quarter of 2004, and increased in the first six months of 2005 by 36.2% over the first six months of 2004. The Large Systems segment continued to outpace the growth of our other segments. InfraStruXure-related revenue continued to be a driver of growth in this segment, including our Symmetra 3-phase, the UPS component of our InfraStruXure solution, and ancillary products. Additionally, our engineered-to-order industrial systems were also a solid contributor to this segment’s year-over-year performance.

Second quarter and first half 2005 gross margins for the Large Systems segment of 18.3% and 19.7%, respectively, increased 260 basis points and 460 basis points, respectively, from the comparable periods in 2004. As a result of year-over-year InfraStruXure sales growth, this segment is continuing to experience positive margin trends from a favorable shift to these higher gross margin product lines, particularly the Symmetra 3-phase, coupled with improved price yield on select 3-phase and precision cooling products.

“Other” Segment.  Net sales for products in the Other segment, consisting principally of mobile accessories and replacement battery products, increased in the second quarter of 2005 by 19.1% over the second quarter of 2004, and increased in the first six months of 2005 by 12.7% over the first six months of 2004. The improvement was mainly attributable to organic growth of existing products across the segment.

Second quarter and first half 2005 gross margins for the Other segment of 56.5% and 57.9%, respectively, decreased 260 basis points and 450 basis points, respectively, from the comparable periods in 2004, driven principally by an unfavorable mix shift toward lower gross margin mobile accessories, as well as a charge for costs associated with the resolution of a vendor matter.

Operating Expenses

Marketing, Selling, General, and Administrative (SG&A) Expenses. SG&A expenses in the second quarter of 2005 were $105.6 million or 22.0% of net sales compared to $94.6 million or 23.9% of net sales in the second quarter of 2004. SG&A expenses in the first six months of 2005 were $206.2 million or 23.2% of net sales compared to $180.8 million or 24.2% of net sales in the first six months of 2004.We continue to support our data center initiatives, with a primary focus on increasing the awareness of our existing and prospective customers, particularly in relation to our InfraStruXure architecture. The increase in total spending in the first half of 2005 reflected ongoing sales and promotional efforts which involve expanding our sales and support teams, developing new channels such as manufacturer representatives and engineering contractors, and increasing sales and marketing support of our core reseller channels, as well as funding our educational efforts through high-level customer and partner events. In addition, the year-over-year increase in operating expenses included incremental compensation costs associated with restricted stock units awarded during the fourth quarter of 2004.

The allowance for bad debts was 4.5% of gross accounts receivable at June 26, 2005 compared to 4.7% at December 31, 2004. Accounts receivable balances outstanding over 60 days represented 14.0% of total receivables at June 26, 2005 compared to 11.7% at December 31, 2004. This increase is due in part to a growing portion of our business attributable to sales where longer payment terms are customary combined with timing of certain second quarter and first half 2005 collections in Europe. A majority of U.S. and international customer balances continue to be covered by receivables insurance. We continue to experience strong collection performance. Write-offs of uncollectable accounts have represented less than 1% of net sales.

Research and Development (R&D).  R&D expenditures were $22.7 million or 4.7% of net sales in the second quarter of 2005, up from $21.4 million or 5.4% of net sales in the second quarter of 2004. R&D expenditures were $43.0 million or 4.8% of net sales in the first six months of 2005, up from $39.8 million or 5.3% of net sales in the first six months of 2004. We continue to commit resources to support our investment in research and development with a primary focus on driving product innovation through increasing engineering efforts. We believe that continued product innovation through development is necessary for our existing products to remain competitive in our markets, as well as creating opportunities from new product introductions. The increases in total R&D spending primarily reflect increased numbers of software and hardware engineers and costs associated with new product development and engineering support.

Other Income, Net and Income Taxes

Other Income, Net.  Other income is comprised principally of interest income which increased during the second quarter and first half of 2005 due principally to higher average cash balances available for investment as well as rising interest rates.

At June 26, 2005, APC had $761.6 million of total cash and investments, up from $721.1 million at December 31, 2004. We manage APC’s cash and investment balances to preserve principal and liquidity while maximizing our return on the total investment portfolio. We diversify our investment portfolio by investing in multiple types of investment-grade securities with multiple investment brokers. Based on APC’s investment portfolio and interest rates, at June 26, 2005, a 100 basis point increase or decrease in interest rates would have resulted in an increase or decrease of approximately $8 million in our annual interest income.

Income Taxes.  Our effective income tax rate was approximately 24.0% and 25.0% for the second quarters and first six months ended June 26, 2005 and June 27, 2004, respectively. The decrease in 2005 from 2004 is due to the tax savings from an increasing portion of taxable earnings anticipated to be generated from APC’s operations in jurisdictions currently having lower income tax rates than the present U.S. statutory income tax rate. This shift resulted partially from our product transitions to lower cost, lower tax, manufacturing locations. APC has tax holidays in China and India which reduce or eliminate the income taxes paid in those countries. We expect APC’s effective income tax rate to remain considerably lower than the U.S. statutory federal corporate tax rate of 35%.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

Working capital at June 26, 2005 was $1.361 billion compared to $1.279 billion at December 31, 2004. Our cash, cash equivalents, and short-term investments position increased to $761.1 million at June 26, 2005 from $715.6 million at December 31, 2004. APC’s continued positive operating results allowed us to pay a quarterly dividend and continue to internally finance the capital investment, R&D, sales and marketing spending required to expand our operations.

Cash Flows

The table below summarizes our cash flows for the second quarters and first six months ended June 26, 2005 and June 27, 2004.

	Six months ended		Three months ended
	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
	(In thousands)
Net cash provided by operating activities	$66,869	$47,888	$32,327	$12,198

Net cash (used in) provided by investing activities	(6,357)	(70,288)	(11,654)	131

Net cash used in financing activities	(11,114)	(25,162)	(591)	(13,364)

Net change in cash and cash equivalents	49,398	(47,562)	20,082	(1,035)
Cash and cash equivalents at beginning of period	72,721	141,214	102,037	94,687
Cash and cash equivalents at end of period	$122,119	$93,652	$122,119	$93,652

Cash Flows from Operating Activities.  Our cash flows from operations for the second quarter and first six months of 2005 reflected higher profit levels compared to the prior year, which were partially offset by increased account receivable balances as a result of higher second quarter and first half sales.

Cash Flows from Investing Activities.  Our investing activities cash flows were used mainly for the purchase of available-for-sale and held-to-maturity securities and for capital spending, principally purchased software applications, manufacturing and office equipment, and building improvements. Our investment approach and the composition of our investment portfolio remained relatively constant overall with no investments having maturity dates greater than two years, except for our auction rate securities.

Cash Flows from Financing Activities.  Our cash flows from financing activities included the payment of common stock dividends of approximately $19.4 million and $16.0 million during the second quarters of 2005 and 2004, respectively, and $38.6 million and $32.0 million during the first six months of 2005 and 2004, respectively. These outflows were partially offset by proceeds from issuances of common stock relating to employee stock plans during each of the periods presented.

Inventories

Worldwide inventories were $470.6 million at June 26, 2005, up from $465.9 million at December 31, 2004. A decrease in raw materials was more than offset by an increase in finished goods during the first half of 2005. The decrease in raw materials can be attributed to our efforts to improve our supply chain management of component inventories. However, higher levels of on-hand finished goods were required during the first half of 2005 to meet increasing current and anticipated demand, particularly for InfraStruXure product offerings, as well as to manage the supply chain requirements associated with continuing transfers of production of a wide range of Small and Large Systems products to and among our low cost manufacturing regions. In addition, we increased our inventory levels strategically to support in-region lead time initiatives, as well as to support continuing new product introductions. Despite increasing inventory levels, inventory as a percentage of quarterly net sales was 98% in the second quarter of 2005, down from 118% in the first quarter of 2005, and 115% in the second quarter of 2004, reflecting our strong second quarter 2005 net sales performance. There were no inventory charges, other than APC’s standard provisioning, during the second quarters and first six months of 2005 and 2004.

Contractual Obligations

The following table summarizes our significant contractual obligations at June 26, 2005, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our balance sheet as current liabilities at June 26, 2005.

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In millions)
Operating Lease Obligations	$25.9	$4.2	$12.3	$7.8	$1.6

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

Capital Expenditures and Capital Commitments

During the second quarters of 2005 and 2004, our capital expenditures, net of capital grants, amounted to approximately $10.3 million and $9.2 million, respectively. During the first six months of 2005 and 2004, our capital expenditures, net of capital grants, amounted to approximately $15.3 million and $12.5 million, respectively. Our capital spending during the second quarters and first six months of 2005 and 2004 consisted primarily of purchased software applications, manufacturing and office equipment, and building improvements. Such spending focused on funding continuing investment in information technologies, as well as additional equipment needs and improving existing factories, principally in the U.S., India, the Philippines, and Ireland. Substantially all of APC’s net capital expenditures were financed from available operating cash.

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

We had no material capital commitments during the second quarters and first six months of 2005 and 2004, or at June 26, 2005 and December 31, 2004.

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

APC also has an agreement with the IDA for a research and development grant towards the costs of a project for the development of software products. The availability of the grant is contingent on meeting certain milestones in the progress of the project as well as meeting certain employment goals on the project within the Galway facility. The amount of grant assistance available on satisfaction of all conditions is 28% of the eligible expenditure to a maximum of €714,588. At June 26, 2005, no grant claims had been claimed or received.

Borrowing Facilities and Financial Commitments

APC had no borrowing facilities or significant financial commitments, other than those required in the normal course of business, during the second quarters and first six months of 2005 and 2004, or at June 26, 2005 and December 31, 2004.

Off-Balance-Sheet Arrangements

APC had no significant off-balance sheet arrangements during the second quarters and first six months of 2005 and 2004, or at June 26, 2005 and December 31, 2004.

Quarterly Cash Dividends

Quarterly cash dividends of $0.08 per share were declared and paid in the first and second quarters of 2004. In June 2004, APC’s Board of Directors approved a 25% increase in its quarterly cash dividend raising the quarterly payout to $0.10 per share. Dividends of $0.10 per share were declared and paid in each subsequent quarter through the second quarter of 2005. It is the intention of the Board of Directors to pay a comparable quarterly dividend on a going forward basis contingent upon continued capital availability and a determination that cash dividends continue to be in the best interests of APC and its shareholders.

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

Foreign Currency Activity

We invoice our customers in various currencies. Realized and unrealized transaction gains or losses are included in the results of operations and are measured based upon the effect of changes in exchange rates on the actual or expected amount of functional currency cash flows. Transaction gains and losses were not material to the results of operations in the second quarters and first six months of 2005 and 2004.

The table below summarizes information on balances that are sensitive to foreign currency exchange rates and presents such amounts in U.S. dollar equivalents. APC’s U.S. dollar functional currency entities are sensitive to changes principally in the Euro and British pound. APC’s Swiss franc functional currency entity is sensitive to changes principally in the Euro and U.S. dollar.

	June 26, 2005		December 31, 2004
	Accounts Receivable	Liabilities	Accounts Receivable	Liabilities
	(In millions)
U.S. dollar functional currency	$90.6	$97.3	$97.6	$101.9
Swiss franc functional currency	$15.3	$7.3	$17.2	$8.4

APC also had non-trade receivables denominated in Euros of approximately U.S.$0.9 million and U.S.$0.8 million at June 26, 2005 and December 31, 2004, respectively.

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

Similarly, we must make estimates of the uncollectability of our accounts receivable. Management specifically analyzes accounts receivable balances in view of customer credit-worthiness, customer concentrations, historical bad debts, current economic trends, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Commencing in August 2004, we expanded APC’s receivables insurance coverage to include U.S.-based sales. A majority of U.S. and international customer balances continue to be covered by receivables insurance. Historically, write-offs of uncollectable accounts have represented less than 1% of net sales.

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

In early 2003, APC announced a product recall due to potential safety issues. The total number of affected devices recalled worldwide is approximately 2.1 million with approximately 900,000 devices recalled in the United States. The recall is limited to two specific models in APC’s Back-UPS® CS product line, the Back-UPS CS 350 and the Back-UPS CS 500, in both 120-volt and 230-volt models. As of June 26, 2005, APC had incurred approximately 93% of currently estimated total recall costs of $14.1 million. Our estimation of remaining recall costs of $1.0 million, principally for U.S. recall activity, continues to be subject to actual return rates and per unit repair costs (which can vary by country) as well as estimates for other recall-related costs expected to be incurred. The most significant risks associated with our return rate assumptions include varying degrees of product recall regulation by geography as well as varying consumer awareness levels and access to timely recall information. Actual per unit repair cost includes principally transportation costs which will be influenced by the proximity of customer locations to the service center location as well as the priority level of delivery requirements. We expect that actual future amounts will not differ materially from our current estimates.

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

APC is in the process of evaluating whether it will repatriate any foreign earnings under the repatriation provisions of the Jobs Act and, if so, the amount that it will repatriate. The range of reasonably possible amounts that APC is considering for repatriation, which would be eligible for the temporary deduction, is zero to approximately $500 million. If APC determines to repatriate foreign earnings, we are APC is likely to repatriate amounts in the high end of our range. APC expects to determine the amounts and sources of foreign earnings to be repatriated, if any, during the third quarter of fiscal 2005. Use of the funds will be governed by a domestic reinvestment plan, as required by the Jobs Act.

Repatriation of the maximum amount eligible for the temporary deduction, which is $500 million, could result in additional United States federal income tax expense, which APC currently estimates to be between zero and $22.7 million, in fiscal 2005. We were able to lower our previously estimated range of zero to $38.2 million as a result of favorable IRS guidance released in May 2005. Repatriation also would substantially increase liquidity in the United States, although use of the additional liquidity would be restricted by the domestic reinvestment plan. There would be a corresponding reduction in liquidity at APC’s foreign subsidiaries. Some foreign subsidiaries may be required to borrow in order to repatriate their earnings to the U.S.

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

To the extent we believe that recovery of deferred tax assets is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the consolidated statements of income. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At June 26, 2005 and December 31, 2004, we provided a valuation allowance on certain of our deferred tax assets, primarily consisting of net operating losses generated in 2001 through the second quarter of 2005 for the start up and continuing operations of Brazilian operations, because of uncertainty regarding their realizability. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

RECENTLY ISSUED ACCOUNTING STANDARDS

Accounting for Electronic Equipment Waste Obligations.  In June 2005, the Financial Accounting Standards Board issued Staff Position No. 143-1, Accounting for Electronic Equipment Waste Obligations. This Position addresses the accounting for obligations associated with Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the “Directive”) adopted by the European Union. This Position refers to and paraphrases various provisions of the Directive. This Statement is effective for APC upon adoption of the Directive by the individual European Union countries. This Statement may have a material impact on our consolidated financial position or results of operations.  We are currently evaluating the guidance in this Position to determine the impact of its provisions.

Accounting Changes and Error Corrections.  In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.154, Accounting Changes and Error Corrections. This Statement changes the requirements for the accounting for and reporting of a change in accounting principle. It requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This Statement is effective for APC beginning with the first quarter of 2006. It is not expected to have a material impact on our consolidated financial position or results of operations.

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

In April 2005, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 107. The Bulletin confirms the latitude in Statement 123(R)’s provisions on selecting models for valuing share options and clarifies other positions on accounting and disclosure for share-based-payment arrangements. In addition, the Bulletin permits registrants to choose from different models to estimate the fair value of share options, provides guidance on developing assumptions used in the models, and addresses the interaction between Statement 123(R) and other SEC literature.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As previously reported in APC’s Form 10-Q for the quarter ended March 27, 2005, on February 5, 2004, Liebert Corporation and Zonatherm Products, Inc., Liebert’s sales representative firm in the Chicago area, filed a lawsuit in the Circuit Court of Cook County, Illinois, Chancery Division (the “Court”) against APC, Aerico, LLC, a sales representative firm formed by former employees of Zonatherm Products, and the former employees of Zonatherm Products who formed Aerico, LLC. The lawsuit alleged willful violation of the Illinois Trade Secrets Act, tortious interference with contract, tortious interference with prospective economic advantage, civil conspiracy and conspiracy to breach fiduciary duties. Liebert and Zonatherm are seeking compensatory and punitive damages and injunctive relief. On February 18, 2004, the Court denied plaintiffs’ motion for a temporary restraining order. On July 16, 2004, the Court dismissed without prejudice all claims except the Illinois Trade Secret Act claim. On August 6, 2004, plaintiffs filed a second amended complaint reasserting the claims dismissed by the Court on July 16, 2004. On August 20, 2004, the Court denied plaintiffs’ motion for preliminary injunction as to violation of the Illinois Trade Secrets Act. On September 21, 2004, plaintiffs filed a Notice of Appeal of the August 20, 2004 ruling with the Illinois Appellate Court. On January 12, 2005, the Court dismissed without prejudice all claims against APC except the Illinois Trade Secret Act claim. On March 1, 2005 the Illinois Appellate Court issued an opinion on the appeal pursuant to which it affirmed the Court on the issue of non-trade secret nature of plaintiff’s customer lists, and remanded the matter for the Court to enter an injunction against one of the individual former employees of Zonatherm from using certain pricing books. On March 16, 2005, plaintiffs filed a third amended complaint reasserting claims substantially similar to those dismissed by the Court in its January 12, 2005 ruling. On May 19, 2005, APC filed a motion to dismiss plaintiffs’ third amended complaint. On May 24, 2005, the Court issued an injunction against one of the former employees of Zonatherm enjoining him from using certain pricing books of plaintiff. No injunction was issued against APC. On June 30, 2005, plaintiffs filed an appeal with the Illinois Appellate Court seeking to increase the scope of the Court’s order.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on June 9, 2005 at which APC’s shareholders approved the following:

(i)                         by a vote of 177,135,221 shares in favor, 1,135,365 opposed, and 1,436,157 abstaining, the number of directors was fixed at seven.

(ii)                      the following persons (with vote results) were elected to serve another term as Directors of APC:

	For	Withheld
Rodger B. Dowdell, Jr.	176,409,258	3,297,485
Neil E. Rasmussen	176,407,782	3,298,961
Ervin F. Lyon	167,008,224	12,698,519
James D. Gerson	177,278,474	2,428,269
John G. Kassakian	177,897,171	1,809,572
John F. Keane, Sr.	175,220,148	4,486,595
Ellen B. Richstone	177,877,650	1,829,093

(iii)                   by a vote of 176,796,948 shares in favor, 1,495,310 opposed, and 1,414,485 abstaining, the ratification of the appointment of APC’s independent auditors, KPMG LLP, was approved.

ITEM 6.  EXHIBITS

Exhibit No. 3.01

Articles of Organization of APC, as amended, previously filed as an exhibit to APC’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 1999 and incorporated herein by reference (File No. 1-12432)

Exhibit No. 3.02	By-Laws of APC, as amended and restated, previously filed as an exhibit to APC’s Current Report on Form 8-K dated October 29, 2004, and incorporated herein by reference (File No. 1-12432)

Exhibit No. 10.1

Form of Amendment to Change-in-Control Severance Agreement between APC and each of Roger B. Dowdell, Jr., Neil E. Rasmussen, Aaron L. Davis, Edward D. Bednarcik and Edward W. Machala, previously filed as an exhibit to APC’s Current Report on Form 8-K dated July 29, 2005 and incorporated herein by reference (File No. 1-12432)

Exhibit No. 10.2

Change-in-Control Severance Agreement, dated July 11, 2005, between APC and Richard J. Thompson, previously filed as an exhibit to APC’s Current Report on Form 8-K dated July 11, 2005 and incorporated herein by reference (File No. 1-12432)

Exhibit No. 31.1

Certification of Rodger B. Dowdell, Jr., Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit No. 31.2

Certification of Richard J. Thompson, Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit No. 32.1

Certification of Rodger B. Dowdell, Jr., Chief Executive Officer, pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit No. 32.2

Certification of Richard J. Thompson, Chief Financial Officer, pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN POWER CONVERSION CORPORATION

Date: August 5, 2005

/s/ Richard J. Thompson

Richard J. Thompson
Senior Vice President, Finance, and Chief Financial Officer
(Principal Accounting and Financial Officer)

AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Description

3.01

Articles of Organization of APC, as amended, previously filed as an exhibit to APC’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 1999 and incorporated herein by reference (File No. 1-12432)

3.02	By-Laws of APC, as amended and restated, previously filed as an exhibit to APC’s Current Report on Form 8-K dated October 29, 2004 and incorporated herein by reference (File No. 1-12432)

10.1

Form of Amendment to Change-in-Control Severance Agreement between APC and each of Roger B. Dowdell, Jr., Neil E. Rasmussen, Aaron L. Davis, Edward D. Bednarcik and Edward W. Machala, previously filed as an exhibit to APC’s Current Report on Form 8-K dated July 29, 2005 and incorporated herein by reference (File No. 1-12432)

10.2

Change-in-Control Severance Agreement, dated July 11, 2005, between APC and Richard J. Thompson, previously filed as an exhibit to APC’s Current Report on Form 8-K dated July 11, 2005 and incorporated herein by reference (File No. 1-12432)

31.1

Certification of Rodger B. Dowdell, Jr., Chief Executive Officer, pursuant to Rules 13a-14(a) and
15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2

Certification of Richard J. Thompson, Chief Financial Officer, pursuant to Rules 13a-14(a) and
15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1

Certification of Rodger B. Dowdell, Jr., Chief Executive Officer, pursuant to Rules 13a-14(b) and
15d-14(b) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2

Certification of Richard J. Thompson, Chief Financial Officer, pursuant to Rules 13a-14(b) and
15d-14(b) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)