Form 10-Q
period 2005-09-25
AMERICAN POWER CONVERSION CORPORATION
filed 2005-11-04
CIK 835910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 1-12432

AMERICAN POWER CONVERSION CORPORATION

(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-722013
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

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

YES  ☒       NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐       NO ☒

Registrant’s Common Stock outstanding, $0.01 par value, at October 24, 2005 –195,311,000 shares

FORM 10-Q

September 25, 2005

AMERICAN POWER CONVERSION CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

In thousands except per share amount

(Unaudited)

ASSETS

	September 25, 2005	December 31, 2004
Current assets:
Cash and cash equivalents	$161,501	$72,721
Short term investments (Note 4)	622,902	642,853
Accounts receivable, less allowance for doubtful accounts of $16,737 in 2005 and $16,180 in 2004	386,101	327,547
Inventories:
Raw materials	197,974	212,883
Work-in-process and finished goods	289,250	253,044
Total inventories	487,224	465,927

Prepaid expenses and other current assets	53,817	39,294
Deferred income taxes	57,597	57,018

Total current assets	1,769,142	1,605,360

Property, plant and equipment:
Land, buildings and improvements	70,740	69,371
Machinery and equipment	224,977	217,462
Office equipment, furniture and fixtures	98,049	92,452
Purchased software	48,630	40,817
	442,396	420,102
Less accumulated depreciation and amortization	287,996	265,251
Net property, plant and equipment	154,400	154,851

Long term investments (Note 4)	493	5,542
Goodwill (Note 5)	7,179	7,179
Other intangibles, net (Note 5)	30,752	39,627
Deferred income taxes	36,750	28,687
Other assets	5,637	2,626

Total assets	$2,004,353	$1,843,872

See accompanying notes to consolidated condensed financial statements.

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 25, 2005	December 31, 2004
Current liabilities:
Accounts payable	$142,831	$132,213
Accrued compensation	44,586	43,869
Accrued sales and marketing programs	51,546	43,209
Accrued warranty (Note 6)	12,309	13,092
Other accrued expenses	50,460	46,929
Deferred revenue	39,402	35,522
Income taxes payable	18,874	11,330

Total current liabilities	360,008	326,164

Deferred tax liability	16,350	15,449

Total liabilities	376,358	341,613

Shareholders’ equity (Notes 7, 8, 9 and 10):
Common stock, $0.01 par value; authorized 450,000 shares in 2005 and 2004; issued 195,300 shares in 2005 and 192,137 shares in 2004	1,953	1,921
Additional paid-in capital	117,973	60,081
Retained earnings	1,506,155	1,437,691
Accumulated other comprehensive income	1,914	2,566

Total shareholders’ equity	1,627,995	1,502,259

Total liabilities and shareholders’ equity	$2,004,353	$1,843,872

See accompanying notes to consolidated condensed financial statements.

AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

In thousands except earnings per share

(Unaudited)

	Nine months ended		Three months ended
	September 25,	September 26,	September 25,	September 26,
	2005	2004	2005	2004

Net sales (Note 11)	$1,400,898	$1,189,085	$512,289	$441,671

Cost of goods sold	869,526	713,785	323,633	264,985

Gross profit	531,372	475,300	188,656	176,686

Operating expenses:
Marketing, selling, general and administrative	314,474	276,455	108,276	95,623
Research and development	65,175	61,611	22,200	21,762

Total operating expenses	379,649	338,066	130,476	117,385

Operating income	151,723	137,234	58,180	59,301

Other income, net	14,431	6,463	5,448	2,475

Earnings before income taxes	166,154	143,697	63,628	61,776

Income tax expense (benefit)	39,559	15,090	14,953	(5,390)

Net income	$126,595	$128,607	$48,675	$67,166

Basic earnings per share	$0.65	$0.65	$0.25	$0.34

Basic weighted average shares outstanding	193,588	198,649	194,890	195,925

Diluted earnings per share	$0.63	$0.63	$0.24	$0.34

Diluted weighted average shares outstanding	199,686	203,472	200,740	199,208

See accompanying notes to consolidated condensed financial statements.

AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

In thousands

(Unaudited)

	Nine months ended		Three months ended
	September 25, 2005	September 26, 2004	September 25, 2005	September 26, 2004
Cash flows from operating activities
Net income	$126,595	$128,607	$48,675	$67,166
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	27,808	27,349	9,418	9,055
Loss on disposal of property, plant and equipment	—	776	—	776
Amortization of other intangibles	8,843	8,713	2,948	2,916
Provision for doubtful accounts	1,748	(1,090)	1,090	(1,231)
Provision for inventories	8,373	17,476	5,052	13,000
Compensation expense – Restricted Stock Units	6,853	—	1,161	—
Deferred income taxes	(7,740)	(6,092)	(3,311)	4,040
Other non-cash items, net	(652)	1,957	253	142
Changes in operating assets and liabilities:
Accounts receivable	(60,302)	(42,437)	(28,982)	(35,694)
Inventories	(29,670)	(80,029)	(21,720)	(21,718)
Prepaid expenses and other current assets	(14,523)	(12,456)	(6,052)	(8,047)
Other assets	(2,980)	(1,552)	(806)	(1,355)
Accounts payable	10,618	29,600	7,331	6,782
Accrued expenses	15,682	22,740	18,686	17,913
Income taxes payable	18,136	(9,178)	8,177	(17,249)
Net cash provided by operating activities	108,789	84,384	41,920	36,496

Cash flows from investing activities
Purchases of held-to-maturity securities	(710,849)	(520,348)	(86,005)	(275,018)
Maturities of held-to-maturity securities	702,475	393,150	54,178	226,966
Purchases of available-for-sale securities	(1,525,260)	(2,176,400)	(599,735)	(553,050)
Sales of available-for-sale securities	1,558,634	2,377,550	647,604	732,875
Capital expenditures	(27,357)	(22,959)	(12,042)	(10,492)
Proceeds from sale of property, plant and equipment	—	787	—	787
Net cash (used in) provided by investing activities	(2,357)	51,780	4,000	122,068

Cash flows from financing activities
Proceeds from issuances of common stock	40,479	9,201	12,972	2,345
Dividends paid on common stock	(58,131)	(51,309)	(19,510)	(19,291)
Purchases of common stock	—	(150,000)	—	(150,000)
Net cash used in financing activities	(17,652)	(192,108)	(6,538)	(166,946)

Net change in cash and cash equivalents	88,780	(55,944)	39,382	(8,382)
Cash and cash equivalents at beginning of period	72,721	141,214	122,119	93,652
Cash and cash equivalents at end of period	$161,501	$85,270	$161,501	$85,270

Supplemental cash flow disclosures
Cash paid during the period for:
Income taxes (net of refunds)	$23,810	$27,980	$9,827	$11,202

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

At September 25, 2005 and December 31, 2004, APC’s held-to-maturity investments included $454.2 million and $440.3 million, respectively, with contractual maturities of one year or less. At December 31, 2004, APC’s held-to-maturity investments included $5.5 million with contractual maturities between one to two years; at September 25, 2005, there were no contractual maturities between one to two years. APC’s available-for-sale auction rate securities included $128.8 million and $95.0 million, respectively, with contractual maturities between 8 to 40 years.

Proceeds from the sales of investment securities available-for-sale were $647.6 million and $732.9 million in the third quarters of 2005 and 2004, respectively, and were $1.559 billion and $2.378 billion in the first nine months of 2005 and 2004, respectively.

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(In thousands)
At September 25, 2005

Held-to-maturity
Certificates of deposit	$361,116	$—	$—	$361,116
Corporate bonds and notes	88,036	—	—	88,036
U.S. government agency securities	5,000	—	(11)	4,989
	454,152	—	(11)	454,141
Available-for-sale
Auction rate securities	168,750	—	—	168,750
Equity investments	493	—	—	493
	169,243	—	—	169,243

	$623,395	$—	$(11)	$623,384
At December 31, 2004

Held-to-maturity
Certificates of deposit	$127,241	$—	$—	$127,241
Corporate bonds and notes	283,573	6	(1)	283,578
U.S. government agency securities	35,000	—	(106)	34,894
	445,814	6	(107)	445,713
Available-for-sale
Auction rate securities	202,075	—	—	202,075
Equity investments	506	—	—	506
	202,581	—	—	202,581

	$648,395	$6	$(107)	$648,294

5.              Goodwill and Other Intangible Assets

At each of September 25, 2005 and December 31, 2004, goodwill of $7.2 million was associated with the Small Systems segment. Amortized intangible assets were as follows:

		September 25, 2005		December 31, 2004
Amortized Intangible Assets	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Technology	6 years	$81,007	$52,542	$81,040	$45,071
Customer lists	5 years	8,900	7,218	8,900	6,210
Tradenames	5 years	3,157	2,552	3,157	2,189
Total amortized intangible assets	6 years	$93,064	$62,312	$93,097	$53,470

Aggregate amortization expense related to APC’s other intangible assets for the third quarters of 2005 and 2004 was $2.9 million and $2.9 million, respectively, and for the first nine months of 2005 and 2004 was $8.8 million and $8.7 million, respectively. Estimated aggregated amortization for each of the next five succeeding fiscal years is $11.8 million for 2005, $11.8 million for 2006, $9.6 million for 2007, $5.2 million for 2008, and $1.2 million for 2009. There are no expected residual values related to these intangible assets.

6.              Warranty Liability and Product Recall

	Product Warranty Liability at Beginning of Quarter	Accruals for Product Warranties Issued During the Quarter	Adjustments to Accruals for Preexisting Warranties	Warranty Payments	Product Warranty Liability at End of Quarter
	(In thousands)
Third Quarter 2005	$11,683	$6,895	$—	$(6,269)	$12,309
Second Quarter 2005	$12,012	$9,189	$—	$(9,518)	$11,683
First Quarter 2005	$13,092	$5,334	$—	$(6,414)	$12,012

Third Quarter 2004	$11,934	$5,418	$—	$(4,870)	$12,482
Second Quarter 2004	$12,001	$5,001	$—	$(5,068)	$11,934
First Quarter 2004	$11,709	$6,291	$—	$(5,999)	$12,001

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

As of September 25, 2005, APC had incurred approximately 93% of currently estimated total recall costs of $14.1 million. Our estimation of remaining recall costs of $1.0 million, principally for U.S. recall activity, continues to be subject to actual return rates and per unit repair costs (which can vary by country) as well as estimates for other recall-related costs expected to be incurred. We expect that future amounts will not differ materially from our current estimates.

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

	Nine months ended		Three months ended
	September 25, 2005	September 26, 2004	September 25, 2005	September 26, 2004
	(In thousands)
Basic weighted average shares outstanding	193,588	198,649	194,890	195,925
Net effect of dilutive potential common shares outstanding based on the treasury stock method using the average market price	6,098	4,823	5,850	3,283
Diluted weighted average shares outstanding	199,686	203,472	200,740	199,208
Antidilutive potential common shares excluded from the computation above	515	2,706	131	2,996

8.              Shareholders’ Equity

Paid-in Capital.  The increases in paid-in capital during the third quarter and first nine months of 2005 reflected stock issuances relating to stock-based employee benefit programs, as well as to the financial statement recognition of the tax benefit afforded to the company as a result of the disposition of option shares by APC employees. Accounting rules require this corporate tax benefit to be recorded as an increase in paid-in capital.

Restricted Stock Units.  In addition, under APC’s 2004 Long-Term Incentive Plan, APC’s Compensation and Stock Option Committee of the Board of Directors approved the award of restricted stock units (RSU) as follows:

		Weighted Average
Date Approved	RSUs	Fair Value per unit
September 19, 2005	212,750	$25.93
June 30, 2005	20,000	$23.59
June 23, 2005	50,000	$24.35
October 25, 2004	951,825	$16.25

Under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, approximately $1.2 million and $6.9 million of stock-based employee compensation cost was reflected in net income and paid-in capital for such units in the third quarter and first nine months of 2005, respectively. The RSU awards will vest, and the underlying common stock will concurrently issue, ratably over four years, whereby the units granted will vest 25% on June 30 in the year following the date approved, and 25% on June 30 of each year thereafter.

Dividends.  Quarterly cash dividends of $0.08 per share were declared and paid in the first and second quarters of 2004. In June 2004, APC’s Board of Directors approved a 25% increase in its quarterly cash dividend raising the quarterly payout to $0.10 per share. Dividends of $0.10 per share were declared and paid in each subsequent quarter through the third quarter of 2005. It is the intention of the Board of Directors to pay a comparable quarterly dividend on a going forward basis contingent upon continued capital availability and a determination that cash dividends continue to be in the best interests of APC and its shareholders.

9.              Comprehensive Income

The components of comprehensive income, net of tax, are as follows:

	Nine months ended		Three months ended
	September 25, 2005	September 26, 2004	September 25, 2005	September 26, 2004
	(In thousands)
Net income	$126,595	$128,607	$48,675	$67,166
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment	(652)	1,957	253	142
Other comprehensive income (loss)	(652)	1,957	253	142
Comprehensive income	$125,943	$130,564	$48,928	$67,308

10.       Stock-Based Compensation

On June 10, 2004, APC’s shareholders approved APC’s 2004 Long-Term Incentive Plan (2004 LTI Plan), which replaced the 1997 Stock Option Plan. At September 25, 2005, APC had one active stock-based compensation plan, the aforementioned 2004 LTI Plan, and an employee stock purchase plan (ESPP), which are described more fully in Note 10 of Notes to Consolidated Financial Statements in Item 8 of APC’s Form 10-K for the year ended December 31, 2004. As permitted by Statement of Financial Accounting Standards No. 123 as amended by No. 148, Accounting for Stock-Based Compensation, APC accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost related to stock options is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if APC had applied the fair value recognition provisions of Statement 123 to stock-based employee compensation:

		Nine months ended		Three months ended
		September 25, 2005	September 26, 2004	September 25, 2005	September 26, 2004
		(In thousands except per share amounts)

Net income	As reported	$126,595	$128,607	$48,675	$67,166
Add: Compensation expense recognized during the period, net of related tax effects		5,222	—	888	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	Pro forma	(9,656)	(8,319)	(2,516)	(3,368)
Net income	Pro forma	$122,161	$120,288	$47,047	$63,798

Basic earnings per share	As reported	$0.65	$0.65	$0.25	$0.34
	Pro forma	$0.63	$0.61	$0.24	$0.33

Diluted earnings per share	As reported	$0.63	$0.63	$0.24	$0.34
	Pro forma	$0.61	$0.59	$0.23	$0.32

Restricted Stock Units.  Also under the aforementioned 2004 LTI Plan, APC’s Compensation and Stock Option Committee of the Board of Directors approved the award of restricted stock units (RSU) as follows:

		Weighted Average
Date Approved	RSUs	Fair Value per unit
September 19, 2005	212,750	$25.93
June 30, 2005	20,000	$23.59
June 23, 2005	50,000	$24.35
October 25, 2004	951,825	$16.25

Under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, approximately $1.2 million and $6.9 million of stock-based employee compensation cost was reflected in net income and paid-in capital for such units in the third quarter and first nine months of 2005, respectively. Under the 2004 LTI Plan, if APC awards a dividend on its common stock prior to the vesting date of an RSU, the holder of the restricted stock unit would be entitled to receive on the vesting date a dividend equivalent payment. Dividend equivalents are recognized as compensation expense when the dividend is declared. The RSU awards will vest, and the underlying common stock will concurrently issue, ratably over four years, whereby the units granted will vest 25% on June 30 in the year following the date approved, and 25% on June 30 of each year thereafter.

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

APC has yet to determine which method to use in adopting Statement 123(R). As permitted by Statement 123, APC currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on APC’s results of operations, although it will have no impact on APC’s overall financial position. APC is evaluating Statement 123(R) and has not yet determined the amount of expense related to share-based payments which will be incurred in future periods.

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

APC measures the profitability of its segments based on gross margin. Segment gross margins exclude certain expenses which are managed outside the reportable segments. Costs excluded from segment profit are operating expenses, primarily consisting of R&D, selling and corporate expenses, and income taxes. In addition, APC’s third quarter 2004 excess inventory provision was not allocated to APC’s operating segments, but rather was classified as an indirect operating expense for segment reporting consistent with APC’s classification for its internal financial reporting. Expenditures for additions to long-lived assets are not tracked or reported by the operating segments, although depreciation expense is allocated to and reported by the operating segments.

Summary operating segment information is as follows:

	Nine months ended		Three months ended
	September 25, 2005	September 26, 2004	September 25, 2005	September 26, 2004
	(In thousands)
Segment net sales
Small Systems	$1,053,959	$919,830	$390,267	$343,593
Large Systems	285,956	214,458	100,407	78,226
Other	52,242	46,726	18,550	16,820
Total segment net sales	1,392,157	1,181,014	509,224	438,639
Shipping and handling revenues	8,741	8,071	3,065	3,032
Total net sales	$1,400,898	$1,189,085	$512,289	$441,671

Segment profits
Small Systems	$482,281	$443,841	$174,785	$168,551
Large Systems	53,088	37,935	16,453	17,425
Other	30,700	29,816	11,190	11,142
Total segment profits	566,069	511,592	202,428	197,118
Shipping and handling net costs	34,696	24,792	13,772	8,932
Provision for excess inventory	—	11,500	—	11,500
Other indirect operating expenses	379,650	338,066	130,476	117,385
Other income, net	14,431	6,463	5,448	2,475
Earnings before income taxes	$166,154	$143,697	$63,628	$61,776

12.       Litigation

As previously reported in APC’s Form 10-Q for the quarters ended March 27, 2005 and June 26, 2005, on February 5, 2004, Liebert Corporation and Zonatherm Products, Inc., Liebert’s sales representative firm in the Chicago area, filed a lawsuit in the Circuit Court of Cook County, Illinois, Chancery Division (the “Circuit Court”) against APC, Aerico, LLC, a sales representative firm formed by former employees of Zonatherm Products, and the former employees of Zonatherm Products who formed Aerico, LLC. The lawsuit alleged willful violation of the Illinois Trade Secrets Act, tortious interference with contract, tortious interference with prospective economic advantage, civil conspiracy and conspiracy to breach fiduciary duties. Liebert and Zonatherm are seeking compensatory and punitive damages and injunctive relief. On February 18, 2004, the Circuit Court denied plaintiffs’ motion for a temporary restraining order. On July 16, 2004, the Circuit Court dismissed without prejudice all claims except the Illinois Trade Secret Act claim. On August 6, 2004, plaintiffs filed a second amended complaint reasserting the claims dismissed by the Circuit Court on July 16, 2004. On August 20, 2004, the Circuit Court denied plaintiffs’ motion for preliminary injunction as to violation of the Illinois Trade Secrets Act. On September 21, 2004, plaintiffs filed a Notice of Appeal of the August 20, 2004 ruling with the Illinois Appellate Court. On January 12, 2005, the Circuit Court dismissed without prejudice all claims against APC except the Illinois Trade Secret Act claim. On March 1, 2005 the Illinois Appellate Court issued an opinion on the appeal pursuant to which it affirmed the Circuit Court on the issue of the non-trade secret nature of plaintiffs’ customer lists, and remanded the matter for the Circuit Court to enter an injunction against one of the individual former employees of Zonatherm from using certain pricing books. On March 16, 2005, plaintiffs filed a third amended complaint reasserting claims substantially similar to those dismissed by the Circuit Court in its January 12, 2005 ruling. On May 19, 2005, APC filed a motion to dismiss plaintiffs’ third amended complaint. On May 24, 2005, the Circuit Court issued a preliminary injunction against one of the former employees of Zonatherm enjoining him from using certain of plaintiffs’ pricing books. No injunction was issued against APC. On June 30, 2005, plaintiffs filed an appeal with the Illinois Appellate Court seeking to expand the scope of the Circuit Court’s injunction. On August 23, 2005, the Illinois Appellate Court reversed in part the Circuit Court’s entry of a preliminary injunction and directed the trial court to further enjoin the former Zonatherm employee from contacting customers on plaintiffs’ customer contact list. Again, no injunction was entered against APC. The August 23, 2005 Order is currently the subject of an appeal to the Illinois Supreme Court. Because APC was not affected by the Appellate Court’s August 23 Order, it is not party to that appeal. On September 12, 2005, the Circuit Court dismissed without prejudice all counts in plaintiffs’ third amended complaint alleged against APC, except for plaintiffs’ claims for violation of the Illinois Trade Secret Act and for conspiracy to breach fiduciary duties.

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

13.       Subsequent Event

NetBotz Acquisition

Early in the fourth quarter of 2005, APC completed the acquisition of privately held NetBotz, Inc., a leader in IP-based environmental and video monitoring solutions, for $31 million in cash plus direct costs of the acquisition. APC’s cash outlays associated with this acquisition were financed from operating cash. This acquisition will be accounted for as a purchase of a business and, accordingly, NetBotz results of operations will be included in APC’s consolidated financial statements from the date of acquisition.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a discussion of our business outlook for the remainder of 2005. We also provide a discussion of our Results of Operations for the third quarter and first nine months of 2005 compared to the third quarter and first nine months of 2004. This discussion includes an overview of our operating results and the directions in which our markets, segments, and geographies are moving. We then provide a Liquidity and Capital Resources discussion of the significant changes in our balance sheet during the first nine months of 2005, and cash flows for the third quarter and first nine months of 2005 compared to the third quarter and first nine months of 2004, as well as our contractual obligations and foreign currency activity. This is followed by a discussion of the Critical Accounting Policies that we believe are important to our business operations and understanding of our results of operations. We conclude with information about factors that may affect our future results.

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

BUSINESS OUTLOOK

Although there continues to be uncertainty around interest rate levels, energy costs and, in general, macroeconomic conditions and their potential impact on corporate investment and consumer spending, we maintain a cautious but optimistic outlook for our business. While the events of the third quarter identified opportunities for improvement, we are generally pleased with APC’s performance during our third quarter and first nine months of 2005. For the ninth consecutive quarter APC’s year-over-year revenue growth was in double-digits. We are confident that the strong year-over-year growth can be attributed to what we believe is an attractive macro-economic environment for IT spending and is the result of our continued investments in sales and marketing activities and the growing adoption of APC’s network-critical physical infrastructure, or NCPI, architecture. The investment we have made to educate the market and drive adoption of the technology, we believe, is meeting our strategic objectives as customers are embracing the modular, standardized approach APC has pioneered in network-critical physical infrastructure.

Against this background, we are planning for continued growth in annual revenue and increasing gross profit and operating profit dollars for the full year 2005. We believe that we are very well positioned competitively, financially and strategically. We will continue to be focused on empowering IT professionals with the knowledge, tools and solutions they need to effectively design, build and manage network-critical physical infrastructure. Our objective is for APC to become a trusted, global partner for the long term, committed to solving our customers’ network-critical physical infrastructure problems of today, and helping them anticipate their challenges of tomorrow, thereby allowing them to focus on their core competencies. We believe that we can accomplish this by dramatically reducing our customers’ level of complexity and their total cost of ownership involved in designing, building, and managing the network-critical physical infrastructure that is at the very core of maintaining business continuity, application availability, and network reliability.

As we look ahead into the fourth quarter of 2005, we continue to plan for revenue growth in all three of our reportable segments: Small Systems, Large Systems and “Other.” As in recent quarters, we expect the rate of revenue growth of our Large Systems segment to be greater than the growth expected for Small Systems due to the assumed continued success of our overall strategy and the acceptance of our products in specific market segments.

Overall gross margins for 2005 have been and are currently expected to continue to be impacted by increased operational costs and a shift in product mix toward the faster-growing, lower-margin Large Systems products. Gross margins, particularly for Small Systems products, are expected to continue to be impacted by planned price reductions that we anticipate will be partially offset by the favorable impact of the expected cost reduction of our products, particularly material costs, as a result of assumed unit volume growth. We also expect to continue, albeit to a lesser degree than in 2004, favorable pricing arrangements with our suppliers. Increased operational costs, including freight and warehousing, are associated with the management of our supply chain. These costs are tied to fulfilling customer orders and reducing overall long-term costs through the stocking of global third-party distribution centers, expediting of product to meet customer demand, and the transition cost of shifting production to lower cost manufacturing locations. We expect this could continue through at least the end of the year, however ultimately it is expected these transitions will allow for lower manufacturing costs. In the short-term each transition is the equivalent of a new product introduction to a facility and comes with a learning curve and initial supply chain inefficiencies. Gross margin variability could continue to result from changing revenue levels, which are dependent on unit volumes, prices and currency trends as well as the mix of products sold, unit costs and yield issues associated with production at our factories, transfers of production to our low cost facilities, excess manufacturing capacity, excess inventory, supply chain inefficiencies, inventory obsolescence and variations in inventory valuation.

We have dedicated significant efforts to optimize our overall manufacturing capacity and locations over recent years and we will continue to plan for future capacity requirements based on the assumed continued acceptance and demand for our products in the specific market segments they were designed to address. We currently expect that capital spending will be between $35 million and $45 million in 2005, compared to $29.3 million in 2004. We expect that most of our capital spending for 2005 will go toward maintaining, upgrading and expanding our current manufacturing capacity, as well as investments to upgrade current hardware and software office technologies.

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

We currently expect our tax rate to be approximately 24% for the full year 2005, excluding the potential tax impact of the repatriation of offshore earnings discussed below. The estimated effective tax rate is based on current tax law and the current expected income. The tax rate may be affected by the jurisdictions in which profits are determined to be earned and taxed, our ability to successfully implement additional tax savings planning opportunities and our ability to realize deferred tax assets.

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

APC is in the process of evaluating whether it will repatriate any foreign earnings under the repatriation provisions of the Jobs Act and, if so, the amount that it will repatriate. The range of reasonably possible amounts that APC is considering for repatriation, which would be eligible for the temporary deduction, is zero to approximately $500 million. If APC determines to repatriate foreign earnings, we are likely to repatriate amounts in the high end of our range. APC expects to determine the amounts and sources of foreign earnings to be repatriated, if any, during the fourth quarter of fiscal 2005. Use of the funds will be governed by a domestic reinvestment plan, as required by the Jobs Act.

Repatriation of the maximum amount eligible for the temporary deduction, which is $500 million, could result in additional United States federal income tax expense, which APC currently estimates to be between zero and $20 million, in fiscal 2005. We were able to lower our previously estimated range of zero to $38.2 million as a result of favorable IRS guidance released in May 2005. Repatriation also would substantially increase liquidity in the United States, although use of the additional liquidity would be restricted by the domestic reinvestment plan. There would be a corresponding reduction in liquidity at APC’s foreign subsidiaries.

We are currently a party to various legal proceedings and claims. The costs to litigate APC’s outstanding litigation matters were significant in 2004 and we expect such costs in 2005 to be less than the levels incurred during the prior year, as a result of our settling two patent infringement suits. We currently do not believe that the ultimate outcome of current legal proceedings and claims will have a material adverse effect on our financial position or overall trends in results of operations. However, litigation is subject to inherent uncertainties, including the risk of an unfavorable outcome, and management’s view of these matters may change in the future. An unfavorable outcome could include monetary damages or, in cases where injunctive relief is sought, an injunction prohibiting certain activities. If an unfavorable outcome were to occur in any specific period, there exists the possibility of a material adverse impact on the results of operations of that period or future periods. We believe that, given our current liquidity and cash and investment balances, even an adverse judgment in current legal proceedings and claims would not have a material impact on cash and investments or liquidity.

The statements below do not include any impact related to the expensing of stock options according to Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, which will be effective for APC beginning with the first quarter of 2006. The pro forma earnings impact of expensing of stock options on our results of operations for the third quarters and first nine months of 2005 and 2004 is described in Note 10 of Notes to Consolidated Financial Statements in Item 1 of this report.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 25, 2005 AND SEPTEMBER 26, 2004

Revenues

Net sales were $512.3 million for the third quarter of 2005, an increase of 16.0% compared to $441.7 million for the comparable period in 2004. Net sales for the first nine months of 2005 were $1.401 billion, an increase of 17.8% compared to $1.189 billion for the same period in 2004. These increases were attributable to strength across all of our product segments, particularly the Large Systems segment, as well as growth across all of our major geographies.

InfraStruXure, our datacenter solution products and services, remained the leading driver of growth in APC’s Large Systems segment, which continued to set the pace for total company growth. We continued to make investments in supporting our efforts in these network-critical physical infrastructure markets and our top line advances highlight the resulting strong performance. Led by solid growth in our Back-UPS desktop UPS and our Smart-UPS network UPS, the Small Systems segment continues to produce strong results that reflect APC’s position as a preferred partner in the mid-market and consumer power protection markets. Management believes that increasingly APC solutions, particularly our InfraStruXure architecture, are being specified for network-critical physical infrastructure requirements. For further information about revenues by segment, refer to the Segment Results section below.

Revenues by Geography.  The following table summarizes our revenues on a geographic basis for the three and nine month periods ended September 25, 2005 and September 26, 2004.

	Nine months ended				Three months ended
	Sept. 25, 2005	% of Total	Sept. 26, 2004	% of Total	Sept. 25, 2005	% of Total	Sept. 26, 2004	% of Total
	(In millions)
North and Latin America (the Americas)	$730.3	52.1%	$601.1	50.6%	$268.3	52.4%	$226.1	51.2%
Europe, the Middle East, and Africa (EMEA)	405.8	29.0%	367.5	30.9%	148.9	29.1%	137.7	31.2%
Asia	264.8	18.9%	220.5	18.5%	95.1	18.5%	77.9	17.6%
Total Net Sales	$1,400.9	100.0%	$1,189.1	100.0%	$512.3	100.0%	$441.7	100.0%

The Americas’ net sales increased 18.7% in the third quarter of 2005 over the third quarter of 2004, and increased 21.5% in the first nine months of 2005 over the first nine months of 2004. EMEA’s net sales increased 8.1% in the third quarter of 2005 over the third quarter of 2004, and increased 10.4% in the first nine months of 2005 over the first nine months of 2004. Asia’s net sales increased 22.0% in the third quarter of 2005 over the third quarter of 2004, and increased 20.0% in the first nine months of 2005 over the first nine months of 2004.

Cost of Goods Sold

Cost of goods sold was $323.6 million or 63.2% of net sales in the third quarter of 2005 compared to $265.0 million or 60.0% of net sales in the third quarter of 2004. Cost of goods sold was $869.5 million or 62.1% of net sales in the first nine months of 2005 compared to $713.8 million or 60.0% of net sales in the first nine months of 2004. Gross margins for the third quarter of 2005 were 36.8% of net sales, approximately 320 basis points lower than in the third quarter of 2004. Gross margins for the first nine months of 2005 were 37.9% of net sales, approximately 210 basis points lower than in the first nine months of 2004. Cost of goods sold was negatively impacted by increased operational costs, including freight and warehousing associated with long-term customer satisfaction objectives. These costs were tied to fulfilling customer orders and reducing overall long-term costs through the stocking of global third-party distribution centers and the expediting of product to meet customers’ demand. Additionally, the transition cost of shifting production to lower cost manufacturing locations continued to negatively impact cost of goods sold in the quarter. The lower third quarter and first nine months 2005 gross margins were also attributable to a segment mix shift toward our Large Systems segment, as well as the unfavorable impact of price discounting in the Small Systems segment. We did not experience the benefit of favorable currency comparisons we had prior to the second quarter 2005. For further information about gross margins by segment, refer to the Segment Results section below.

Provision for excess inventory.  Additionally, third quarter 2004 gross margins included the effects of a $11.5 million incremental charge for excess inventory related to specifically-identified finished goods and raw materials inventories deemed obsolete as the result of recently commenced efforts to reduce the number of unique product offerings in several of our product lines, as well as the result of new product introductions. There were no additional inventory charges, other than APC’s standard provisioning, during the third quarters and first nine months of 2005 and 2004.

Inventory Reserves.  Total inventory reserves at September 25, 2005 were $45.4 million compared to $39.4 million at December 31, 2004. The increase in total inventory reserves reflected routine provisioning that was necessary as a result of applying APC’s inventory reserve methodology throughout the year, substantially offset by the physical disposition of inventories covered by APC’s inventory reserves. APC’s reserve estimate methodology involves quantifying the total inventory position having potential loss exposure. Loss exposure generally results from several business factors, including product or component discontinuance, unplanned changes in demand, product design changes, and factory transitions. Quantifying such loss exposure is the result of combining the cost of inventories specifically identified as having little or no opportunity for sale or use (thus available for physical disposition) plus the cost of inventories having a high risk of no future sale or use based upon an analysis of on-hand quantities compared to historical and anticipated future sale or use. APC maintains an on-going business process for the physical disposition of inventories previously identified. Inventory write-offs occur at the time of physical disposition. Inventories, once reserved, are not written back up as such reserve adjustments are considered to be a permanent decrease to the cost basis of the excess or obsolete inventory.

Segment Results (Also refer to Note 11 of Notes to Consolidated Financial Statements in Item 1 of this report for important information regarding APC’s reportable segments)

	Nine months ended		Three months ended
	September 25, 2005	September 26, 2004	September 25, 2005	September 26, 2004
	(In thousands)
Segment net sales
Small Systems	$1,053,959	$919,830	$390,267	$343,593
Large Systems	285,956	214,458	100,407	78,226
Other	52,242	46,726	18,550	16,820
Total segment net sales	1,392,157	1,181,014	509,224	438,639
Shipping and handling revenues	8,741	8,071	3,065	3,032
Total net sales	$1,400,898	$1,189,085	$512,289	$441,671

Segment profits
Small Systems	$482,281	$443,841	$174,785	$168,551
Large Systems	53,088	37,935	16,453	17,425
Other	30,700	29,816	11,190	11,142
Total segment profits	566,069	511,592	202,428	197,118
Shipping and handling net costs	34,696	24,792	13,772	8,932
Provision for excess inventory	—	11,500	—	11,500
Other indirect operating expenses	379,650	338,066	130,476	117,385
Other income, net	14,431	6,463	5,448	2,475
Earnings before income taxes	$166,154	$143,697	$63,628	$61,776

Small Systems.  Net sales for products in the Small Systems segment, which provides power protection, UPS and management products for the PC, server and networking markets, increased in the third quarter of 2005 by 13.6% over the third quarter of 2004, and increased in the first nine months of 2005 by 14.6% over the first nine months of 2004. Our Back-UPS desktop UPS and Smart-UPS network UPS, in particular high kVA units and the new online Smart-UPS RT® series, and InfraStruXure-related solutions including NetShelter racks and power distribution, were key contributors to this segment’s continued strong performance.

Third quarter and first nine months 2005 gross margins for the Small Systems segment of 44.8% and 45.8%, respectively, declined 430 basis points and 250 basis points, respectively, from the comparable periods in 2004. The aforementioned increased operational costs, including warehousing and transportation costs incurred to meet customer product and delivery needs, and price discounting outweighed improvements from select product outsourcing and product mix within this segment.

Large Systems.  Net sales for products in the Large Systems segment, consisting primarily of 3-phase UPS, services, precision cooling and ancillary products for data centers, facilities and communication applications, increased in the third quarter of 2005 by 28.4% over the third quarter of 2004, and increased in the first nine months of 2005 by 33.3% over the first nine months of 2004. The Large Systems segment continued to outpace the growth of our other segments. InfraStruXure-related revenue continued to be a driver of growth in this segment, including our Symmetra 3-phase, the UPS component of our InfraStruXure solution, and ancillary products. We also experienced strong demand for our broadband solution, addressing fiber to the home and related applications, as well as our new Smart-UPS VT line, used in 3-phase applications.

Third quarter and first nine months 2005 gross margins for the Large Systems segment of 16.4% and 18.6%, respectively, decreased 590 basis points and increased 90 basis points, respectively, from the comparable periods in 2004. The aforementioned increased operational costs and product mix within the segment were the primary drivers of the third quarter decline and were only partially offset by continued cost improvements largely in the three-phase UPS and cooling products. Product mix within this segment was influenced by strong growth from certain product categories, including broadband and Smart-UPS VT, that currently carry lower gross margin than the blended segment average.

“Other” Segment.  Net sales for products in the Other segment, consisting principally of mobile accessories and replacement battery products, increased in the third quarter of 2005 by 10.3% over the third quarter of 2004, and increased in the first nine months of 2005 by 11.8% over the first nine months of 2004. The improvement was mainly attributable to organic growth of existing products across the segment.

Third quarter and first nine months 2005 gross margins for the Other segment of 60.3% and 58.8%, respectively, decreased 590 basis points and 500 basis points, respectively, from the comparable periods in 2004, driven principally by an unfavorable mix shift toward lower gross margin mobile accessories.

Operating Expenses

Marketing, Selling, General, and Administrative (SG&A) Expenses. SG&A expenses in the third quarter of 2005 were $108.3 million or 21.1% of net sales compared to $95.6 million or 21.7% of net sales in the third quarter of 2004. SG&A expenses in the first nine months of 2005 were $314.5 million or 22.4% of net sales compared to $276.5 million or 23.2% of net sales in the first nine months of 2004.We continue to support our data center initiatives, with a primary focus on increasing the awareness of our existing and prospective customers, particularly in relation to our InfraStruXure architecture. The increase in total spending in the first nine months of 2005 reflected ongoing sales and promotional efforts which involve expanding our sales and support teams, developing new channels such as manufacturer representatives and engineering contractors, and increasing sales and marketing support of our core reseller channels, as well as funding our educational efforts through high-level customer and partner events. In addition, the year-over-year increase in operating expenses included incremental compensation costs associated with restricted stock units awarded during the fourth quarter of 2004 and during the nine months ended September 25, 2005.

The allowance for bad debts was 4.2% of gross accounts receivable at September 25, 2005 compared to 4.7% at December 31, 2004. Accounts receivable balances outstanding over 60 days represented 15.1% of total receivables at September 25, 2005 compared to 11.7% at December 31, 2004. This increase is due in part to a growing portion of our business attributable to sales where longer payment terms are customary combined with timing of certain third quarter and first nine months 2005 collections in Europe. A majority of U.S. and international customer balances continue to be covered by receivables insurance. We continue to experience strong collection performance. Write-offs of uncollectable accounts have represented less than 1% of net sales.

Research and Development (R&D).  R&D expenditures were $22.2 million or 4.3% of net sales in the third quarter of 2005, up from $21.8 million or 4.9% of net sales in the third quarter of 2004. R&D expenditures were $65.2 million or 4.7% of net sales in the first nine months of 2005, up from $61.6 million or 5.2% of net sales in the first nine months of 2004. We continue to commit resources to support our investment in research and development with a primary focus on driving product innovation through increasing engineering efforts. We believe that continued product innovation through development is necessary for our existing products to remain competitive in our markets, as well as creating opportunities from new product introductions. The increases in total R&D spending primarily reflect increased numbers of software and hardware engineers and costs associated with new product development and engineering support.

Other Income, Net and Income Taxes

Other Income, Net.  Other income is comprised principally of interest income which increased during the third quarter and first nine months of 2005 due principally to higher average cash balances available for investment as well as rising interest rates.

At September 25, 2005, APC had $784.9 million of total cash and investments, up from $721.1 million at December 31, 2004. We manage APC’s cash and investment balances to preserve principal and liquidity while maximizing our return on the total investment portfolio. We diversify our investment portfolio by investing in multiple types of investment-grade securities with multiple investment brokers. Based on APC’s investment portfolio and interest rates, at September 25, 2005, a 100 basis point increase or decrease in interest rates would have resulted in an increase or decrease of approximately $8 million in our annual interest income.

Income Taxes.  Our effective income tax rate was approximately 23.5% and -8.7% for the third quarters and 23.8% and 10.5% for the first nine months ended September 25, 2005 and September 26, 2004, respectively. The increase in 2005 from 2004 was principally attributable to a net tax credit of approximately $20.8 million associated with the reversal of income tax provisioning resulting mainly from the favorable outcome of tax audits by U.S. federal and state taxing authorities which occurred in 2004 (and has not occurred in 2005). We expect APC’s effective income tax rate to remain considerably lower than the U.S. statutory federal corporate tax rate of 35%, due to the tax savings from an increasing portion of taxable earnings anticipated to be generated from APC’s operations in jurisdictions currently having lower income tax rates than the present U.S. statutory income tax rate. This shift resulted partially from our product transitions to lower cost, lower tax, manufacturing locations. APC has tax holidays in China and India which reduce or eliminate the income taxes paid in those countries.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

Working capital at September 25, 2005 was $1.409 billion compared to $1.279 billion at December 31, 2004. Our cash, cash equivalents, and short-term investments position increased to $784.4 million at September 25, 2005 from $715.6 million at December 31, 2004. APC’s continued positive operating results allowed us to pay a quarterly dividend and continue to internally finance the capital investment, R&D, sales and marketing spending required to expand our operations.

Cash Flows

The table below summarizes our cash flows for the third quarters and first nine months ended September 25, 2005 and September 26, 2004.

	Nine months ended		Three months ended
	September 25, 2005	September 26, 2004	September 25, 2005	September 26, 2004
	(In thousands)
Net cash provided by operating activities	$108,789	$84,384	$41,920	$36,496

Net cash (used in) provided by investing activities	(2,357)	51,780	4,000	122,068

Net cash used in financing activities	(17,652)	(192,108)	(6,538)	(166,946)

Net change in cash and cash equivalents	88,780	(55,944)	39,382	(8,382)
Cash and cash equivalents at beginning of period	72,721	141,214	122,119	93,652
Cash and cash equivalents at end of period	$161,501	$85,270	$161,501	$85,270

Cash Flows from Operating Activities.  Our cash flows from operations for the third quarter and first nine months of 2005 reflected solid earnings, partially offset by higher working capital needs, in particular increased inventory and higher accounts receivable balances consistent with our strong sales growth.

Cash Flows from Investing Activities.  Our investing activities cash flows were used mainly for capital spending, principally manufacturing and office equipment, purchased software applications, and building improvements, and for the purchase of held-to-maturity securities, substantially offset by the net sales of available-for-sale securities. Our investment approach and the composition of our investment portfolio remained relatively constant overall with no investments having maturity dates greater than two years, except for our auction rate securities.

Cash Flows from Financing Activities.  Our cash flows from financing activities included the payment of common stock dividends of approximately $19.5 million and $19.3 million during the third quarters of 2005 and 2004, respectively, and $58.1 million and $51.3 million during the first nine months of 2005 and 2004, respectively, as well as repurchase on the open market of approximately 9.3 million shares of our common stock, at an average price of $16.09 per share totaling $150 million, in the third quarter of 2004. These outflows were partially offset by proceeds from issuances of common stock relating to employee stock plans during each of the periods presented.

Inventories

Worldwide inventories were $487.2 million at September 25, 2005, up from $465.9 million at December 31, 2004. A decrease in raw materials was more than offset by an increase in finished goods during the first nine months of 2005. The decrease in raw materials can be attributed to our efforts to improve our supply chain management of component inventories. However, higher levels of on-hand finished goods were required during the first nine months of 2005 to meet increasing current and anticipated demand, particularly for InfraStruXure product offerings, as well as to manage the supply chain requirements associated with continuing transfers of production of a wide range of Small and Large Systems products to and among our low cost manufacturing regions. In addition, we increased our inventory levels strategically to support in-region lead time initiatives, as well as to support continuing new product introductions. Despite increasing inventory levels, days sales in inventory was 135 days at September 25, 2005, down from 144 days at June 26 2005, 157 days at December 31, 2004 and 166 days at September 26, 2004, reflecting our strong third quarter 2005 net sales performance.

Provision for excess inventory.  Additionally, third quarter 2004 gross margins included the effects of a $11.5 million incremental charge for excess inventory related to specifically-identified finished goods and raw materials inventories deemed obsolete as the result of recently commenced efforts to reduce the number of unique product offerings in several of our product lines, as well as the result of new product introductions. There were no additional inventory charges, other than APC’s standard provisioning, during the third quarters and first nine months of 2005 and 2004.

Contractual Obligations

The following table summarizes our significant contractual obligations at September 25, 2005, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our balance sheet as current liabilities at September 25, 2005.

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In millions)
Operating Lease Obligations	$23.8	$2.1	$12.3	$7.8	$1.6

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

Capital Expenditures and Capital Commitments

During the third quarters of 2005 and 2004, our capital expenditures, net of capital grants, amounted to approximately $12.0 million and $10.5 million, respectively. During the first nine months of 2005 and 2004, our capital expenditures, net of capital grants, amounted to approximately $27.4 million and $23.0 million, respectively. Our capital spending during the third quarters and first nine months of 2005 and 2004 consisted primarily of manufacturing and office equipment, purchased software applications, and building improvements. Such spending focused on funding additional equipment needs and improving existing factories, principally in the U.S., India, the Philippines, Ireland, and China, as well as continuing investment in information technologies. Substantially all of APC’s net capital expenditures were financed from available operating cash.

We have dedicated significant efforts to rationalize our overall manufacturing capacity over the past three years and we will continue to plan for future capacity requirements based on the assumed continued acceptance and demand for our products in the specific market segments they were designed to address. We currently expect that capital spending will be between $35 million and $45 million in 2005, compared to $29.3 million in 2004. We expect that most of the capital spending for 2005 will continue to go toward maintaining, upgrading, and expanding current manufacturing capacity, as well as investing to upgrade current hardware and software office technologies.

We had no material capital commitments during the third quarters and first nine months of 2005 and 2004, or at September 25, 2005 and December 31, 2004.

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

APC also has an agreement with the IDA for a research and development grant towards the costs of a project for the development of software products. The availability of the grant is contingent on meeting certain milestones in the progress of the project as well as meeting certain employment goals on the project within the Galway facility. The amount of grant assistance available on satisfaction of all conditions is 28% of the eligible expenditure to a maximum of €714,588. At September 25, 2005, no grant claims had been claimed or received.

Borrowing Facilities and Financial Commitments

APC had no borrowing facilities or significant financial commitments, other than those required in the normal course of business, during the third quarters and first nine months of 2005 and 2004, or at September 25, 2005 and December 31, 2004.

Off-Balance-Sheet Arrangements

APC had no significant off-balance sheet arrangements during the third quarters and first nine months of 2005 and 2004, or at September 25, 2005 and December 31, 2004.

Quarterly Cash Dividends

Quarterly cash dividends of $0.08 per share were declared and paid in the first and second quarters of 2004. In June 2004, APC’s Board of Directors approved a 25% increase in its quarterly cash dividend raising the quarterly payout to $0.10 per share. Dividends of $0.10 per share were declared and paid in each subsequent quarter through the third quarter of 2005. It is the intention of the Board of Directors to pay a comparable quarterly dividend on a going forward basis contingent upon continued capital availability and a determination that cash dividends continue to be in the best interests of APC and its shareholders.

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

Foreign Currency Activity

We invoice our customers in various currencies. Realized and unrealized transaction gains or losses are included in the results of operations and are measured based upon the effect of changes in exchange rates on the actual or expected amount of functional currency cash flows. Transaction gains and losses were not material to the results of operations in the third quarters and first nine months of 2005 and 2004.

The table below summarizes information on balances that are sensitive to foreign currency exchange rates and presents such amounts in U.S. dollar equivalents. APC’s U.S. dollar functional currency entities are sensitive to changes principally in the Euro and British pound. APC’s Swiss franc functional currency entity is sensitive to changes principally in the Euro and U.S. dollar.

	September 25, 2005		December 31, 2004
(In millions)	Accounts Receivable	Liabilities	Accounts Receivable	Liabilities

U.S. dollar functional currency	$87.4	$92.0	$97.6	$101.9
Swiss franc functional currency	$16.1	$5.0	$17.2	$8.4

APC also had non-trade receivables denominated in Euros of approximately U.S.$0.9 million and U.S.$0.8 million at September 25, 2005 and December 31, 2004, respectively.

We continually review our foreign exchange exposure and consider various risk management techniques, including the netting of foreign currency receipts and disbursements, rate protection agreements with customers/vendors and derivatives arrangements, including foreign exchange contracts. We presently do not utilize rate protection agreements or derivative arrangements.

NetBotz Acquisition

Early in the fourth quarter of 2005, APC completed the acquisition of privately held NetBotz, Inc., a leader in IP-based environmental and video monitoring solutions, for $31 million in cash plus direct costs of the acquisition. APC’s cash outlays associated with this acquisition were financed from operating cash. This acquisition will be accounted for as a purchase of a business and, accordingly, NetBotz results of operations will be included in APC’s consolidated financial statements from the date of acquisition.

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

Our arrangements do not generally include acceptance clauses. However, if an arrangement includes a customer specified acceptance provision, acceptance generally occurs at our factory prior to delivery. As we continue to introduce new products, we anticipate that installation and customer acceptance provisions may become more common, and therefore increasingly significant for determining delivery and performance and consequently our entitlement to recognize revenue.

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

In early 2003, APC announced a product recall due to potential safety issues. The total number of affected devices recalled worldwide is approximately 2.1 million with approximately 900,000 devices recalled in the United States. The recall is limited to two specific models in APC’s Back-UPS® CS product line, the Back-UPS CS 350 and the Back-UPS CS 500, in both 120-volt and 230-volt models. As of September 25, 2005, APC had incurred approximately 93% of currently estimated total recall costs of $14.1 million. Our estimation of remaining recall costs of $1.0 million, principally for U.S. recall activity, continues to be subject to actual return rates and per unit repair costs (which can vary by country) as well as estimates for other recall-related costs expected to be incurred. The most significant risks associated with our return rate assumptions include varying degrees of product recall regulation by geography as well as varying consumer awareness levels and access to timely recall information. Actual per unit repair cost includes principally transportation costs which will be influenced by the proximity of customer locations to the service center location as well as the priority level of delivery requirements. We expect that actual future amounts will not differ materially from our current estimates.

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

APC is in the process of evaluating whether it will repatriate any foreign earnings under the repatriation provisions of the Jobs Act and, if so, the amount that it will repatriate. The range of reasonably possible amounts that APC is considering for repatriation, which would be eligible for the temporary deduction, is zero to approximately $500 million. If APC determines to repatriate foreign earnings, we are likely to repatriate amounts in the high end of our range. APC expects to determine the amounts and sources of foreign earnings to be repatriated, if any, during the fourth quarter of fiscal 2005. Use of the funds will be governed by a domestic reinvestment plan, as required by the Jobs Act.

Repatriation of the maximum amount eligible for the temporary deduction, which is $500 million, could result in additional United States federal income tax expense, which APC currently estimates to be between zero and $20 million, in fiscal 2005. We were able to lower our previously estimated range of zero to $38.2 million as a result of favorable IRS guidance released in May 2005. Repatriation also would substantially increase liquidity in the United States, although use of the additional liquidity would be restricted by the domestic reinvestment plan. There would be a corresponding reduction in liquidity at APC’s foreign subsidiaries.

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

To the extent we believe that recovery of deferred tax assets is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the consolidated statements of income. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At September 25, 2005 and December 31, 2004, we provided a valuation allowance on certain of our deferred tax assets, primarily consisting of net operating losses generated in 2001 through the third quarter of 2005 for the start up and continuing operations of Brazilian operations, because of uncertainty regarding their realizability. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

RECENTLY ISSUED ACCOUNTING STANDARDS

Accounting for Electronic Equipment Waste Obligations.  In June 2005, the Financial Accounting Standards Board issued Staff Position No. 143-1, Accounting for Electronic Equipment Waste Obligations. This Position addresses the accounting for obligations associated with Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the “Directive”) adopted by the European Union. This Position refers to and paraphrases various provisions of the Directive. This Statement is effective for APC upon adoption of the Directive by the individual European Union countries. This Statement may have a material impact on our consolidated financial position or results of operations. We are currently evaluating the country-specific implementation requirements to determine the impact of the Position’s provisions.

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

APC has yet to determine which method to use in adopting Statement 123(R). As permitted by Statement 123, APC currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on APC’s results of operations, although it will have no impact on APC’s overall financial position. APC is evaluating Statement 123(R) and has not yet determined the amount of expense related to share-based payments which will be incurred in future periods.

FACTORS THAT MAY AFFECT FUTURE RESULTS

This document contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this document.

The factors that could cause actual results to differ materially include the following: APC’s ability to improve the execution of its operations processes and eliminate operational waste and excess expense; costs to maintain compliance with the provisions of the Sarbanes-Oxley Act of 2002 are greater than currently anticipated; the impact of increasing competition which could adversely affect APC’s revenues and profitability; the impact of foreign currency exchange rate fluctuations; the impact on demand, component availability and pricing, and logistics, and the disruption of manufacturing operations that result from labor disputes, war, acts of terrorism or political instability; ramp up, expansion, transfer and rationalization of global manufacturing capacity; the potential impact of complying with changing environmental regulations; impact on order management and fulfillment, financial reporting and supply chain management processes as a result of APC’s reliance on a variety of computer systems, including Oracle 11i which is periodically upgraded; the discovery of a latent defect in any of APC’s products; APC’s ability to effectively align operating expenses and production capacity with the current demand environment; general worldwide economic conditions, and, in particular, the possibility that the PC and related markets decline; growth rates in the power protection industry and related industries; product mix changes and the potential negative impact on gross margins from such changes; changes in the seasonality of demand patterns; inventory risks due to shifts in market demand; component constraints, shortages, pricing and quality; risk of nonpayment of accounts receivable; the uncertainty of the litigation process including risk of an unexpected, unfavorable result of current or future litigation; and the risks described from time to time in APC’s filings with the Securities and Exchange Commission.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As previously reported in APC’s Form 10-Q for the quarters ended March 27, 2005 and June 26, 2005, on February 5, 2004, Liebert Corporation and Zonatherm Products, Inc., Liebert’s sales representative firm in the Chicago area, filed a lawsuit in the Circuit Court of Cook County, Illinois, Chancery Division (the “Circuit Court”) against APC, Aerico, LLC, a sales representative firm formed by former employees of Zonatherm Products, and the former employees of Zonatherm Products who formed Aerico, LLC. The lawsuit alleged willful violation of the Illinois Trade Secrets Act, tortious interference with contract, tortious interference with prospective economic advantage, civil conspiracy and conspiracy to breach fiduciary duties. Liebert and Zonatherm are seeking compensatory and punitive damages and injunctive relief. On February 18, 2004, the Circuit Court denied plaintiffs’ motion for a temporary restraining order. On July 16, 2004, the Circuit Court dismissed without prejudice all claims except the Illinois Trade Secret Act claim. On August 6, 2004, plaintiffs filed a second amended complaint reasserting the claims dismissed by the Circuit Court on July 16, 2004. On August 20, 2004, the Circuit Court denied plaintiffs’ motion for preliminary injunction as to violation of the Illinois Trade Secrets Act. On September 21, 2004, plaintiffs filed a Notice of Appeal of the August 20, 2004 ruling with the Illinois Appellate Court. On January 12, 2005, the Circuit Court dismissed without prejudice all claims against APC except the Illinois Trade Secret Act claim. On March 1, 2005 the Illinois Appellate Court issued an opinion on the appeal pursuant to which it affirmed the Circuit Court on the issue of the non-trade secret nature of plaintiffs’ customer lists, and remanded the matter for the Circuit Court to enter an injunction against one of the individual former employees of Zonatherm from using certain pricing books. On March 16, 2005, plaintiffs filed a third amended complaint reasserting claims substantially similar to those dismissed by the Circuit Court in its January 12, 2005 ruling. On May 19, 2005, APC filed a motion to dismiss plaintiffs’ third amended complaint. On May 24, 2005, the Circuit Court issued a preliminary injunction against one of the former employees of Zonatherm enjoining him from using certain of plaintiffs’ pricing books. No injunction was issued against APC. On June 30, 2005, plaintiffs filed an appeal with the Illinois Appellate Court seeking to expand the scope of the Circuit Court’s injunction. On August 23, 2005, the Illinois Appellate Court reversed in part the Circuit Court’s entry of a preliminary injunction and directed the trial court to further enjoin the former Zonatherm employee from contacting customers on plaintiffs’ customer contact list. Again, no injunction was entered against APC. The August 23, 2005 Order is currently the subject of an appeal to the Illinois Supreme Court. Because APC was not affected by the Appellate Court’s August 23 Order, it is not party to that appeal. On September 12, 2005, the Circuit Court dismissed without prejudice all counts in plaintiffs’ third amended complaint alleged against APC, except for plaintiffs’ claims for violation of the Illinois Trade Secret Act and for conspiracy to breach fiduciary duties.

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

Exhibit No. 10.1

Form of Amendment to Change-in-Control Severance Agreement between APC and each of Rodger B. Dowdell, Jr., Neil E. Rasmussen, Aaron L. Davis, Edward D. Bednarcik and Edward W. Machala, previously filed as an exhibit to APC’s Current Report on Form 8-K dated July 29, 2005 and incorporated herein by reference (File No. 1-12432)

Exhibit No. 10.2

Change-in-Control Severance Agreement, dated July 11, 2005, between APC and Richard J. Thompson, previously filed as an exhibit to APC’s Current Report on Form 8-K dated July 11, 2005 and incorporated herein by reference (File No. 1-12432)

Exhibit No. 31.1

Certification of Rodger B. Dowdell, Jr., Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit No. 31.2

Certification of Richard J. Thompson, Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit No. 32.1

Certification of Rodger B. Dowdell, Jr., Chief Executive Officer, pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit No. 32.2

Certification of Richard J. Thompson, Chief Financial Officer, pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN POWER CONVERSION CORPORATION

Date:  November 4, 2005

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

10.1

Form of Amendment to Change-in-Control Severance Agreement between APC and each of Rodger B. Dowdell, Jr., Neil E. Rasmussen, Aaron L. Davis, Edward D. Bednarcik and Edward W. Machala, previously filed as an exhibit to APC’s Current Report on Form 8-K dated July 29, 2005 and incorporated herein by reference (File No. 1-12432)

10.2

Change-in-Control Severance Agreement, dated July 11, 2005, between APC and Richard J. Thompson, previously filed as an exhibit to APC’s Current Report on Form 8-K dated July 11, 2005 and incorporated herein by reference (File No. 1-12432)

31.1

Certification of Rodger B. Dowdell, Jr., Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2

Certification of Richard J. Thompson, Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1

Certification of Rodger B. Dowdell, Jr., Chief Executive Officer, pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2

Certification of Richard J. Thompson, Chief Financial Officer, pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)