Form 10-K
period 2005-12-31
AMERICAN POWER CONVERSION CORPORATION
filed 2006-03-16
CIK 835910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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

401-789-5735

(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	Nasdaq National Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☒  NO ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. YES ☐  NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.          ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $4,091,000,000. The number of shares outstanding of the registrant’s common stock, $0.01 par value, on March 1, 2006 was 196,003,000.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement in connection with the 2006 Annual Meeting of the Shareholders are incorporated by reference in Part III hereof.

Part I

Item 1. Business

American Power Conversion Corporation

Founded in 1981, American Power Conversion (APC) is a leading provider of global, end-to-end infrastructure availability solutions. APC’s comprehensive products and services offering for both home and corporate environments improve the availability, manageability and performance of sensitive electronic, network, communication and industrial equipment of all sizes.

APC designs, develops, manufactures, and markets solutions for computer, communications, and electronic applications worldwide. Our products include:

•       uninterruptible power supply products, commonly known as UPSs;

•       electrical surge protection devices, also known as surge suppressors;

•       power conditioning products;

•       DC-power systems;

•       management and monitoring, including environmental and video monitoring, tools;

•       racks and enclosures;

•       cooling solutions;

•       IP-based solutions for environmental monitoring, video surveillance and access control;

•       services; and

•       network, desktop and notebook personal computer (PC) and mobile accessories.

These products are primarily used with sensitive electronic devices which rely on electric utility power including, but not limited to, home electronics (including high-end audio/visual equipment), PCs, high-performance computer workstations, servers, networking equipment, communications equipment, internetworking equipment, storage systems, data centers, mainframe computers, and facilities.

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

Our surge protection devices and power conditioning products provide protection from electrical power surges and noise in the flow of utility power. APC’s cooling equipment regulates temperature and humidity and provides air flow distribution. Our DC-power systems monitor and isolate equipment from utility voltage fluctuations, frequency variations, and electrical noise. In the event of a power failure, the DC products provide back-up power for communications networks. Our management tools enhance monitoring, including remote monitoring of APC systems as well as environmental and video monitoring, UPS and network-critical physical infrastructure (NCPI) management, and performance of our products; our racks and enclosures provide a high-availability environment for integrating and housing information technology equipment; our service offerings assist the end-user with the installation, configuration, and maintenance of our products; and our network, desktop and notebook PC and mobile accessories provide a range of power, connectivity and productivity enhancing products.

Additionally, APC has pioneered integrated systems for network-critical physical infrastructure (NCPI). NCPI is the foundation upon which Information Technology (IT) and telecommunication networks reside. It is the “backbone” of a business, as its elements provide the power, cooling, physical housing, cabling and other elements which allow the IT systems to function. APC offers stand-alone products within several of the NCPI categories. Additionally, we offer the industry’s first integrated NCPI system, sold under the InfraStruXure™ architecture.

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

Small Systems.   The Small Systems segment develops power devices and accessories for servers and networking equipment commonly used in local area and wide area networks and for personal computers and sensitive electronics. Major product offerings include the Back-UPS®, Smart-UPS®, and Symmetra® Power Array® single-phase family of UPSs. Additionally, select components of APC’s InfraStruXure systems are included in the Small Systems segment. Also included are SurgeArrest® surge suppressors as well as cabling and connectivity products. Additional accessories and management tools are offered to enhance the performance of these networks, including APC’s PowerChute® software, NetShelter® server enclosures and power distribution units. Products are sold to home and commercial users primarily through an indirect selling model consisting of computer distributors and dealers, value-added resellers, mass merchandisers, catalog merchandisers, E-commerce vendors, and strategic partnerships.

Large Systems.   The Large Systems segment provides systems, products and services that primarily provide back-up power, power distribution and cooling for data centers, facilities, and communications equipment for both commercial and industrial applications. Product offerings include major components of InfraStruXure systems, Silcon® UPSs, NetworkAIR® precision cooling equipment, DC and broadband power systems, and APC Global Services. Products, systems and services are sold to commercial users through both a direct and indirect selling model consisting of value-added resellers and strategic partnerships. Additionally, APC utilizes manufacturer representatives to identify and secure projects.

“Other” Segment.   The “Other” segment principally consists of mobile accessories and replacement batteries. The distribution model of products in the “Other” segment is consistent with that of the Small Systems segment.

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

APC is required to file annual, quarterly and current reports, proxy statements and other information with the U.S. Securities and Exchange Commission (SEC). Investors may read and copy any document that APC files, including this Annual Report on Form 10-K, at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Investors may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet Web site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, from which investors can electronically access APC’s SEC filings.

APC makes available free of charge on or through its Internet Web site (www.apc.com), its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after it electronically files such material with, or furnishes the material to, the SEC. The information on APC’s Internet Web site is not, and shall not be deemed to be, a part of this report or incorporated into any other filings APC makes with the SEC.

Market Overview

The growth of the power protection industry has been fueled by the demand for information systems to be accessible as much as 24 hours a day to support the proliferation of microprocessor-based equipment and related systems in the corporate marketplace and in the small office/home office environment. Information technology, including PCs, servers, data centers and communications equipment, have become an integral part of the overall business strategy of companies worldwide. Businesses store, manipulate, and transfer data via local area and wide area networks as well as via corporate intranets and the Internet. Additionally, there is a growing need to support the high-availability power and cooling requirements of centralized data centers as well as networking and communications equipment.

We believe that the increased awareness of the costs and lost productivity associated with downtime, caused by power problems and other environmental issues, has increased demand for power protection and related products. Complete failures, surges, or sags in the electrical power supplied by a utility can cause computers and electronic systems to malfunction, resulting in costly downtime, damaged or lost data files, and damaged hardware. A UPS protects against these power disturbances by automatically providing continuous power, virtually instantaneously after the electric power supply is interrupted. UPSs also provide line filtering and protection against surges or sags while the electric utility is available. The products also enhance productivity through the continued availability of networks, sensitive electronics, and even facilities during power outages. In international regions, power quality often results in varied levels of distortions and, as a result, these areas provide us with additional opportunities for our products.

Additionally, the rapid deployment of information technology with smaller form factors, such as rack-optimized and blade servers, generate increasingly large amounts of heat. APC’s precision cooling products regulate temperature and humidity to maintain temperatures within the equipments’ tolerance to help prevent product degradation and failure.

Products

APC’s strategy is to design and manufacture products that incorporate high-performance and quality at competitive prices, while offering our customers appropriate technology for their applications. Our products are designed to fit seamlessly into the computer, networking, and communications environments of businesses, homes, small offices/home offices, and outdoor installations. APC engineers and tests these products for compatibility with leading information, communications and building management technology hardware and software.

UPS.   We currently manufacture a broad range of standard domestic and international UPS products. Our UPSs are designed for multiple applications with the principal differences among the products being the amount of power which can be supplied during an outage, the length of time for which battery power can be supplied, the level of intelligent network interfacing capability, the number of brownout and over-voltage correction features and the design approach used (Standby, Line Interactive, Double Conversion On-Line and Delta Conversion On-line). UPSs range from 325 volt-amps (VA), suitable for a PC, to 1.6 megawatt, or MW, suitable for data centers, mainframe computers, industrial applications or facilities. Estimated resale prices to end-users range from $25 to approximately $250,000.

Surge Suppressors.   We also offer a line of surge protection products to protect against power and data-line spikes and surges. The principal differences among the surge suppressor models are the level of protection available, feature sets of the products, and the applications for which they are designed. Estimated resale prices range from approximately $10 to approximately $2,850.

Power Distribution Units (PDUs).   APC offers a wide variety of Power Distribution Units (PDUs) to distribute power within an IT rack or through an entire data center. Our single-phase PDUs are designed to occupy little or no space in a rack while distributing basic, metered or controllable power outlets for rack-mount equipment. 3-Phase or InfraStruXure PDUs are designed to increase flexibility and agility of data center power distribution through a design that does not require a raised floor. Estimated resale prices range from $140 to $25,000.

Management and Monitoring Tools.   APC also offers software and hardware management and monitoring tools for UPS management, network-critical physical infrastructure management, server access, environmental and video monitoring. These products provide monitoring and management of information technology systems. Basic power management tools are included free of charge with the purchase of many APC solutions, while estimated resale prices for additional offerings range from approximately $100 to $10,000 to end-users.

Racks and Enclosures.   APC offers a full line of rack enclosures and accessories sold under the NetShelter product family. These enclosures are designed to house a broad range of IT hardware manufacturers’ equipment, as well as APC’s InfraStruXure systems. Estimated resale prices for accessories and enclosures range from approximately $20 to $2,500.

Cooling Solutions.   Additionally, APC offers a line of cooling solutions for environmental control and air distribution. Products include air distribution/fan systems, portable, floor and ceiling-mounted precision and in-row cooling systems used in a variety of applications including server rooms, wiring closets, data centers, and communication stations. Estimated resale prices range from approximately $500 to approximately $35,000.

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

Equipment Protection Policy.   APC offers an Equipment Protection Policy in the U.S., Canada, Europe, and Australia. Depending on the model and country, the policy provides up to $150,000, £50,000, or €100,000 for repair or replacement of customers’ hardware should a surge or lightning strike pass through an APC unit. Certain restrictions may apply. Customers can also register the ProtectNet® line of dataline surge suppressors for a “Double-Up” Supplemental Equipment Protection Policy, under which the total recoverable limit under the Equipment Protection Policy may be doubled (U.S. and Canada only).

Except in relation to the 2003 product recall discussed below, APC has generally experienced satisfactory field operating results, and warranty and Equipment Protection Policy costs incurred to date have not had a significant impact on our consolidated results of operations.

In early 2003, APC announced a product recall due to potential safety issues. Approximately 2.1 million affected devices were recalled worldwide, with approximately 900,000 devices recalled in the United States, limited to two specific models in APC’s Back-UPS CS product line, the Back-UPS CS 350 and the Back-UPS CS 500, in both 120-volt and 230-volt models.

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

•       E-commerce vendors;

•       direct-to-customer including consumer, government, and business enterprise; and

•       strategic partnerships.

We also sell directly to some large value-added resellers, who typically integrate our products into specialized computer systems and then market turnkey systems to selected vertical markets. Certain select products are sold directly to manufacturers for incorporation into products manufactured or packaged by them. Additionally, APC utilizes manufacturer representatives to identify and secure projects.

Two computer distributor customers, Tech Data Product Management and Ingram Micro, accounted for approximately 16.5% and 8.8%, respectively, of net sales in 2005, 12.7% and 8.9%, respectively, of net sales in 2004, and 14.1% and 10.0%, respectively, of net sales in 2003. The majority of our sales to Tech Data Product Management and Ingram Micro are included in the Small Systems segment.

Sales and Marketing

APC’s sales and marketing organizations are primarily responsible for four activities: sales, marketing, customer service, and technical support. Our sales force is responsible for relationships with our distribution channels and end-users as well as developing new distribution channels, particularly in geographic and product application areas into which we are expanding. Additionally, our sales force targets sales of the full range of APC products and services to specific customer groups.

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

Supply Chain Management—Manufacturing, Quality, Raw Materials, and Distribution

Manufacturing.   APC’s manufacturing operations are located in the United States, Brazil, China, Denmark, India, Ireland, the Philippines, and Switzerland. APC differentiates itself in the market by maintaining a low-cost, high-volume manufacturing footprint predominantly owned and operated by APC. APC also utilizes subcontract manufacturers for select products within our Small Systems segment.

We believe that our long-term success depends on, among other things, the ability to control our costs. We utilize lean “cell” based manufacturing processes in several locations, as well as automated manufacturing techniques, and extensive quality control in order to minimize costs and maximize product reliability. In addition, the design of products and the commonality of parts allow for efficient circuit board component mounting or insertion, wave soldering, and in-process testing. Quality control procedures are performed at the component, sub-assembly, and finished product levels. We are committed to an ongoing effort to enhance the overall productivity of our manufacturing facilities.

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

Raw Materials.   We generally purchase devices and components from more than one source where alternative sources are available; however, we do use sole source suppliers for certain components and certain finished products. We believe that alternative components for these sole source items could be incorporated into our products, if necessary. While we have been able to obtain adequate supplies of components from sole source suppliers, the future unavailability of components from these suppliers could disrupt production and delivery of products until an alternative source is identified. A significant portion of our components are made from a variety of commodities, particularly steel, copper, oil/resin and lead, and, while we expect to continue to strive for favorable component pricing arrangements with our material suppliers, the recent trends of commodity prices are expected to put upward pressure on our product materials costs.

Order Management and Distribution.   APC continues to invest in a worldwide distribution network that delivers our products and services to our customers. We own or lease distribution centers and engage third party logistics service providers in numerous countries across the globe. All distribution centers are connected to our customer service operations via APC’s Enterprise Resource Planning system, which enables orders received from any customer or country to be fulfilled from any distribution center throughout the world. To support the demands of our growing systems business, we are also adding light manufacturing and postponement capabilities to our distribution centers, enabling final configuration for each customer order. As part of our continuing e-Commerce initiative, APC utilizes a variety of electronic methods to interact with our customers, including the use of Electronic Data Interchange transactions between APC and our distributors for receipt of orders, acknowledgement of orders, and confirmation of shipments. Additionally, we utilize a suite of Web tools that allows consumers and resellers to view product information, gain access to pricing information, and place their orders via the Web.

Product Development.   APC’s research and development (R&D) staff includes engineers and support persons who develop new products and provide engineering support for existing products. Our R&D efforts are also aimed at reducing cost and total cycle time and improving product and component quality. APC’s R&D staff is located around the world with most of these employees in the United States and additional resources located in Denmark, India, Ireland, and Taiwan. Employees devoted to the improvement and development of software products are located in the United States and Ireland. We believe that the technical expertise of our R&D staff is very important to our growth as technological change is rapid in our markets.

During 2005, we continued to actively support our InfraStruXure architecture with additional compatible solutions such as InfraStruXure with Integrated Fuel Cells. APC’s award-winning InfraStruXure architecture now offers IT professionals the ability to power their IT systems using fuel cell technology, an alternative to traditional extended-run options. During the year, we also expanded our Smart-UPS product portfolio with the launch of the Smart-UPS SC line. This new family of entry-level server UPSs includes 1U and 2U rack-mountable models as well as dedicated tower models ranging in capacity from 250VA to 1500 VA. For the consumer, APC introduced the Back-UPS ES 750, four new Power Ready Notebook Cases, the Universal Notebook Battery, and two biometric security products in the Biometric Mouse Password Manager, and the PCMCIA Password Manager. We also launched our H10 and H15 Power Conditioners, and C5 and C10 A/V Power Filters to expand our suite of home A/V power protection products.

During 2004, we actively supported our emerging InfraStruXure architecture with additional InfraStruXure compatible solutions. Additions to the InfraStruXure family included new cooling offerings, integrated power generation, and the InfraStruXure Express—a mobile data center solution built on APC’s InfraStruXure architecture. At the same time, our Smart-UPS line continued to expand with new VA points and SKUs for server and networking applications. For the consumer, APC introduced new Back-UPS products as well as a line of mobile computing accessories, surge protection and power conditioning battery backup for the audio visual market.

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

In 2003, new features and new products were added to our Smart-UPS and Back-UPS lines for corporate and home users; a new line of SurgeArrest surge suppressors was introduced; new power management software for new operating systems and management platforms, such as Microsoft Windows Server 2003, were made available; new precision cooling offerings were added; and additions to APC’s growing line of mobile accessories were made. APC has continued to invest in research and development to drive innovation in the market with new products, new product categories and lower priced solutions.

R&D expenditures were $90.5 million or 4.6% of net sales in 2005, $85.6 million or 5.0% of net sales in 2004, and $67.6 million or 4.6% of net sales in 2003. We continue to commit resources to support our investment in research and development. We believe that continued product innovation through development is necessary for our existing products to remain competitive in our markets, as well as creating opportunities from new product introductions. The increase in total 2005 R&D spending primarily reflect increased numbers of software and hardware engineers and costs associated with new product development and engineering support. The slight decrease as a percentage of net sales in fiscal year 2005 compared to 2004 was attributable to certain fixed R&D expenses spread over a higher revenue base.

Intellectual Property

We seek patent protection for those inventions and improvements likely to be incorporated into our products, systems, solutions and services or where patent protection will improve our competitive position. APC’s focus is to deliver innovation to the market place. As part of that commitment, we have made significant investments in building our intellectual property portfolio. United States patents generally have a term of twenty years from the filing date of the patent application. The remaining terms of our patents vary since our patent portfolio has been built over time. While our patents are important in maintaining the competitive differentiation of our products, systems, solutions and services, no single patent is in itself essential to our business as a whole. We also license from others intellectual property rights relating to UPS technology. With respect to protection of those areas of our technology for which patent protection has not been sought, we rely on the complexity of our technology, trade secrecy law, and employee confidentiality agreements.

APC has numerous trademarks registered in the United States and in many foreign countries. We also have trademark applications pending domestically and internationally. The trademark “APC” is of principal importance to us. In addition, a number of other trademarks owned by us have significant importance.

Seasonality

Our Small Systems and “Other” segments are favorably impacted by summer weather conditions in North America and Europe. The summer season typically brings more weather events, particularly thunderstorms and high temperatures that may disrupt utility power or result in high electricity usage that can cause brownouts and blackouts. These events in turn create more awareness and demand for our products.

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

International Operations

APC has established an extensive international presence consisting of manufacturing, service, engineering, sales, marketing and administrative operations. With a full line of internationally positioned products available, we continue to introduce products and staff personnel to serve geographical markets of interest. Our manufacturing operations outside of the United States are located in Brazil, Denmark, China, India, Ireland, the Philippines, and Switzerland. Subcontract manufacturers utilized by APC are located in the Asia Pacific region. A significant portion of products in our Small Systems and Large Systems reportable operating segments are built internationally, particularly in China, India, and the Philippines. We believe that the production of these products could be redeployed to other regions if necessary.

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

Employees

As of December 31, 2005, APC had approximately 7,580 full-time employees worldwide. APC also engages other personnel on a part-time basis.

APC’s Executive Officers

APC’s executive officers are elected annually and hold office until the next Annual Meeting of the Board of Directors and until their successors are duly elected and qualified. As of March 1, 2006, APC’s executive officers were:

Name	Age	Positions
Rodger B. Dowdell, Jr.	56	Chairman of the Board of Directors, President,
		and Chief Executive Officer
Neil E. Rasmussen	51	Senior Vice President, Chief Technical Officer
		and Director
Edward W. Machala	51	Senior Vice President, Operations, and Chief
		Operations Officer
Richard J. Thompson	56	Senior Vice President, Finance, and Chief
		Financial Officer
Emanuel E. Landsman	69	Vice President and Director Emeritus
Aaron L. Davis	39	Vice President, Marketing Communications
Paul Thomas Goldman III	45	Vice President, Global Sales

Rodger B. Dowdell, Jr. has been President and a Director of APC since 1985 and Chairman of APC’s Board of Directors since 1988. During the first three quarters of 1985, Mr. Dowdell worked for APC as a consultant, developing a marketing and production strategy for UPS products. From 1978 to 1984 he was President of Independent Energy, Inc., a manufacturer of electronic temperature controls.

Neil E. Rasmussen became Senior Vice President in 2001 and previously was Vice President since our inception. In 1997, he was appointed Chief Technical Officer of APC and has been a Director of APC since our inception. From 1979 to 1981, Mr. Rasmussen worked in the Energy Systems Engineering Group at Massachusetts Institute of Technology’s Lincoln Laboratory.

Edward W. Machala was named Senior Vice President, Operations, and Chief Operations Officer in 2001. Mr. Machala joined APC in 1989 as Vice President, Operations. From 1985 to 1989, Mr. Machala was Director of Manufacturing and Engineering Technology for GTECH, a manufacturer of electronic lottery and gaming terminals, where he was responsible for manufacturing and engineering functions.

Richard J. Thompson joined APC as Senior Vice President, Finance, and Chief Financial Officer in May 2005. From 1990 to 2005, Mr. Thompson served as Vice President, Finance, and Chief Financial Officer of Artesyn Technologies, a leader in the design, manufacture and sale of power conversion and embedded board solutions for infrastructure applications in server and storage, networking, wireless and telecommunications systems. Prior to joining Artesyn in 1990, Thompson held multiple finance and accounting positions at high-technology firms including Control Data Corporation from 1986 to 1990, Fairchild Semiconductor from 1983 to 1986, and Schlumberger Limited from 1981 to 1983.

Emanuel E. Landsman has been Vice President since our inception and served as a Director from inception until June 2005 and as Clerk from our inception until 2001. The Board of Directors of the Company appointed Dr. Landsman a Director Emeritus of the Company, effective as of the close of the 2005 Annual Meeting of Shareholders. From 1966 to 1981, Dr. Landsman worked at Massachusetts Institute of Technology’s Lincoln Laboratory, where he was in the Space Communications Group from 1966 to 1977 and the Energy Systems Engineering Group from 1977 to 1981.

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

Paul Thomas Goldman III was named Vice President, Global Sales in November 2005. Mr. Goldman was President and Chief Executive Officer of NetBotz, Inc., which APC acquired in October 2005. Prior to joining NetBotz in 2002, Mr. Goldman served as President and Chief Operating Officer of enterprise software company Apogee Networks from 1999 to 2002. Mr. Goldman was Vice President of Sales at systems integrator XL Connect from 1998 to 1999. Prior to his career in the IT industry, Mr. Goldman served as a fighter pilot in the United States Air Force.

Corporate Governance

Corporate governance is typically defined as the system that allocates duties and authority among a company’s stockholders, board of directors and management. The stockholders elect the board and vote on extraordinary matters; the board is the company’s governing body, responsible for hiring, overseeing and evaluating management, particularly the chief executive officer; and management runs the company’s day-to-day operations.

The current Board members include five independent directors and two members of APC’s senior management. The Board members include Rodger B. Dowdell, Jr., Chairman, President and Chief Executive Officer of APC; James D. Gerson, a private investor who is a retired Vice President of Fahnestock & Co.; John G. Kassakian, MIT Professor of Electrical Engineering and Director, MIT Laboratory for Electromagnetic and Electronic Systems; John F. Keane, Sr., Founder and Chairman of the Board of Directors, Keane, Inc.; Ervin F. Lyon, Retired, MIT Lincoln Labs; Neil  E. Rasmussen, Senior Vice President and Chief Technical Officer of APC; and Ellen B. Richstone, Chief Financial Officer,

Sonus Networks, Inc. In June 2005, Emanuel E. Landsman, a Vice President of APC who had served as a director of APC since its inception, became Director Emeritus.

“Independent” Directors.   Each of APC’s directors, other than Messrs. Dowdell and Rasmussen, qualify as “independent” in accordance with the published listing requirements of The Nasdaq Stock Market (Nasdaq). The Nasdaq independence definition includes a series of objective tests, such as that the director is not an employee of APC and has not engaged in various types of business dealings with APC. In addition, as further required by the Nasdaq rules, the Board of Directors has made a subjective determination as to each independent director that no relationships exist which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, the directors reviewed and discussed information provided by the directors and APC with regard to each director’s business and personal activities as they may relate to APC and APC’s management.

The Audit Committee is comprised of the following directors: James D. Gerson, John F. Keane, Sr., Ervin F. Lyon, and Ellen B. Richstone. All of the members of the Audit Committee of the Board qualify as “independent” under special standards established by the U.S. Securities and Exchange Commission (SEC) for members of audit committees and the Audit Committee includes at least one member who is determined by the Board to meet the qualifications of an “audit committee financial expert” in accordance with SEC rules. Ellen B. Richstone is the independent director who has been determined to be an audit committee financial expert. Stockholders should understand that this designation is a disclosure requirement of the SEC related to Ms. Richstone’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose on Ms. Richstone any duties, obligations or liability that are greater than are generally imposed on her as a member of the Audit Committee and Board of Directors, and her designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or Board of Directors.

Board Committees and Charters.   The Board currently has, and appoints the members of, standing (i) Audit, (ii) Compensation and Stock Option and (iii) Corporate Governance and Nominating Committees. Each member of these Committees is an independent director in accordance with Nasdaq standards described above. Each of the Board committees has a written charter approved by the Board. Copies of each charter, and other corporate governance matters, are posted on APC’s web site at www.apc.com under the “Corporate Governance” link contained in the “Investors” section.

Corporate Governance Guidelines.   The Board has adopted a set of Corporate Governance Guidelines, and the Board’s Corporate Governance and Nominating Committee is responsible for overseeing the Guidelines and reporting and making recommendations to the Board concerning corporate governance matters. The Guidelines are posted on APC’s web site at www.apc.com under the “Corporate Governance” link contained in the “Investors” section.

Item 1A. Risk Factors

FACTORS THAT MAY AFFECT FUTURE RESULTS

This document contains forward-looking statements that involve risks and uncertainties, particularly in the Business Outlook section of this MD&A. You can identify forward-looking statements by the use of forward-looking terminology including “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates,” or “anticipates” or the negative of these words and phrases or other variations of these words and phrases or comparable terminology. Our actual results could differ materially from those anticipated in these forward looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this document.

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

Our annual and quarterly results are likely to be volatile.   Our annual and quarterly operating results, including revenue, gross margin, and expenses, may fluctuate as a result of a number of factors, including:

•       our ability to improve the execution of our operations processes and eliminate operational waste and excess expense;

•       competitive factors and pricing pressures, including the impact of increasing competition which could adversely affect our revenues and profitability;

•       factors associated with international operations, including the impact of currency exchange rate fluctuations;

•  the effect on our business, our suppliers, our customers or the economy resulting from travel, supply chain or general business interruptions from epidemic or pandemic diseases, such as the Asian bird influenza;

•       impact on demand, component availability and pricing, and logistics, and the disruption of manufacturing operations that result from labor disputes, war, acts of terrorism or political instability;

•       ramp up, expansion, transfer and rationalization of global manufacturing capacity;

•  potential impact of complying with changing environmental regulations, including directives on the Restriction of the use of Certain Hazardous Substances (“RoHS”) and on Waste Electric and Electrical Equipment (“WEEE”);

•  impact on order management and fulfillment, financial reporting and supply chain management processes as a result of our reliance on a variety of computer systems, including key applications which are periodically upgraded;

•       the discovery of a latent defect in any of our products;

•  our ability to develop and manage our capabilities, including supply and order fulfillment, necessary to meet the requirements of two distinct business models, that is, a transaction-oriented products business and a customer-focused systems solutions business, which include internal improvement projects and large-scale customer projects;

•       our ability to effectively align operating expenses and production capacity with the current demand environment;

•       volatility in general world economic conditions, and, in particular, the possibility that the PC and related markets decline;

•       growth rates in the power protection industry and related industries;

•       product mix changes and the potential negative impact on gross margins from such changes;

•       changes in the seasonality of demand patterns;

•       inventory risks due to shifts in market demand;

•       component constraints, shortages, pricing and quality;

•       volatility in our interim quarterly or year-to-date tax rate due to our inability to accurately forecast the proportion of earnings to be derived from high and low tax cost jurisdictions.

•       risks of nonpayment of accounts receivable;

•       timing of orders from, and shipments to, customers;

•       timing of new product introductions and the market acceptance of those products;

•       changes in manufacturing costs;

•       natural disasters; and

•       the uncertainty of the litigation process including risk of an expected, unfavorable result of current or future litigation.

If we are unable to make significant and meaningful progress on the ongoing re-architecture of our supply chain, our revenue and profitability may be adversely affected.   In connection with this re-architecture, we are starting up new production lines and new factories, while at the same time transferring some of our manufacturing into lower cost manufacturing sites. These transitions are being undertaken to drive higher levels of customer satisfaction and reduce manufacturing costs over the long term. In doing so, we are incurring duplicate production costs and additional air freight to expedite shipments to customers. If we are unable to make significant and meaningful progress on this endeavor, our quarterly and annual operating results may fluctuate or continue to be adversely impacted.

Gross margin variability could adversely affect our financial performance.   Overall gross margins may be negatively impacted by increased operational costs, price reductions, a shift in product mix toward the faster-growing, lower-margin Large Systems products, rising commodity prices, and increased operational costs, including freight and warehousing, associated with the re-architecture of our supply chain.

We currently compete with several firms providing power protection and related products and services and expect competition to increase in the future, which could affect our revenue and profitability.   We believe that we are one of less than ten global companies providing a full range of UPS products and services worldwide. The UPS, power protection and related industries, however, are highly competitive on both a worldwide basis and a regional geographic basis. We compete, and will continue to compete, with several international firms, both on a worldwide basis and in various geographical regions, and within individual product and application niches. We expect competition to increase in the future from existing competitors and a number of companies that may enter our existing or future markets. Increased competition could adversely affect our revenue and profitability through price reductions and loss of market share.

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

In early 2003, APC announced a product recall due to potential safety issues. Approximately 2.1 million affected devices were recalled worldwide, with approximately 900,000 devices recalled in the United States, limited to two specific models in APC’s Back-UPS CS product line, the Back-UPS CS 350 and the Back-UPS CS 500, in both 120-volt and 230-volt models. As of December 31, 2005, APC had incurred approximately 93% of currently estimated total recall costs of $14.1 million. Our estimation of remaining recall costs is $1.0 million. We expect that future amounts will not differ materially from our current estimates. Also refer to Note 7 of Notes to Consolidated Financial Statements in Item 8 of this report.

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

•       longer payment terms;

•       labor disputes, war, acts of terrorism, or political instability;

•       natural disasters; and

•       the modification or introduction of government policies with potentially adverse effects.

International sales, which are both direct and indirect sales to customers outside the U.S., accounted for approximately 54.8%, 55.8%, and 55.0%, of our net sales in 2005, 2004 and 2003, respectively. We anticipate that international sales will continue to account for a significant portion of our revenue. We invoice our customers in various currencies. To date, we do not use any rate protection agreements or derivative agreements to hedge any foreign exchange exposure. Accordingly, we may be exposed to exchange losses based upon currency exchange rate fluctuations, which losses could have a materially adverse effect on our operating results.

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

Because our business relies upon a variety of computer systems to operate effectively, the failure or disruption of, or latent defects in, these systems could have a material adverse effect on our business.   APC is a highly automated company whose efficient and effective operation relies on a variety of information systems, including e-mail, enterprise resource planning, electronic data interchange, customer resource management and e-commerce systems. Disruption in the operation of these systems, or difficulties in maintaining or upgrading these systems, could have an adverse effect on our business. Difficulties that we have encountered, or may encounter, in connection with our implementation and use of our computer systems, including human error or our reliance on, or a failure or disruption of, or latent defects in, such systems, could adversely affect our order management and fulfillment, financial reporting and supply chain management processes, and any such difficulties could have a material adverse effect on our business.

Our reliance on sole source suppliers may result in product delays or price increases.   We currently procure services and obtain certain components of our products and certain finished products from sole sources. In the future, our suppliers may not be able to meet our demand for services, components and products in a timely and cost-effective manner. Our inability to secure and qualify alternative sources of supply in a timely manner may disrupt our ability to fulfill customer orders. We generally purchase these sole source services, components and products using purchase orders and have no guaranteed supply arrangements with the suppliers. In addition, the availability of many of these services, components and products is dependent in part on our ability to provide the suppliers with accurate forecasts of our future requirements. However, our operating results and customer relationships could be materially adversely affected by either an increase in prices for, or an interruption or reduction in supply of, any key services, components and products.

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

Our tax rate depends on earnings derived from certain foreign manufacturing operations.   Our tax rate is heavily dependent upon the proportion of earnings that we derive from our Ireland, Philippines, India, and China manufacturing operations and our ability to reinvest those earnings permanently outside the United States. If the earnings of these operations as a percentage of our total earnings were to decline significantly from anticipated levels, or should our ability to reinvest these earnings be reduced, our effective tax rate would exceed the currently estimated rate for 2006. We have tax holidays in China and India which reduce the income taxes paid in those countries. Although this could have the effect of increasing our foreign taxes, our effective income tax rate will remain considerably lower than the U.S. statutory federal corporate tax rate of 35%. In addition, we believe that further tax savings can be achieved by implementing further tax planning strategies. If we are unable to successfully implement such strategies, our overall effective tax rate could increase. In addition, should our intercompany transfer pricing with respect to our Ireland, Philippines, India, or China manufacturing operations require significant adjustment due to audits or regulatory changes, our overall effective tax rate could increase.

Failure to maintain effective internal control over financial reporting may materially adversely impact our business.   Effective internal controls are necessary for APC to provide reasonable assurance with respect to its financial reports and to effectively prevent fraud. If APC cannot provide reasonable assurance with respect to its financial reports and effectively prevent fraud, our brand and operating results could be harmed. Pursuant to the Sarbanes-Oxley Act of 2002, we are required to furnish a report by management on internal control over financial reporting, including management’s assessment of the effectiveness of such control. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If APC fails to maintain the adequacy of its internal controls, including any failure to implement required new or improved controls, or if APC experiences difficulties in their implementation, APC’s business and operating results could be harmed, APC could fail to meet its reporting obligations, and there could be a material adverse effect on APC’s stock price.

We cannot provide any assurance that current laws, or any laws enacted in the future, will not have a material adverse effect on our business.   Our operations are subject to laws, rules, regulations, including environmental regulations, government policies and other requirements in each of the jurisdictions in which we conduct business. Changes in such laws, rules, regulations, policies or requirements could result in the need to modify our products and could affect the demand for our products, which may have an adverse impact on our future operating results. In addition, we must comply with new regulations restricting APC’s ability to include lead and certain other substances in its products. If APC does not comply with applicable laws, rules and regulations, APC could be subject to costs and liabilities and its business may be adversely impacted.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

APC’s principal properties are located in the United States, Brazil, China, Denmark, England, India, Ireland, the Philippines, and Switzerland. In addition, we own or lease sales offices and other space at various locations throughout the United States and outside the United States. APC also owns or leases such machinery and equipment as are necessary in our operations. In general, our properties are in good condition, are considered to be adequate for the uses to which they are being put, and are substantially in regular use.

Location of Principal Properties	Sales, Marketing & Administration	Manufacturing	R&D	Warehouse	Total	Segment
(In square feet)
-OWNED-
United States
Rhode Island	185,370	81,220	22,360	8,870	297,820	Shared
Europe
Ireland	54,550	225,500	5,400	105,260	390,710	Shared
Denmark	16,650	42,000	52,000	—	110,650	Large Systems
Far East
Philippines	30,240	198,410	—	30,500	259,150	Shared
-LEASED-
United States
Rhode Island	29,775	182,830	7,935	320,940	541,480	Shared
Massachusetts	—	—	100,000	—	100,000	Shared
Missouri	19,010	—	42,320	—	61,330	Shared
Texas	7,090	3,600	10,580	3,600	24,870	Small Systems
Europe
Switzerland	25,880	20,690	540	8,610	55,720	Large Systems
Ireland	—	—	—	31,850	31,850	Shared
England	10,380	—	—	—	10,380	Large Systems
Far East
China	27,640	139,935	—	162,045	329,620	Shared
India	14,175	175,655	24,345	14,085	228,260	Shared
Latin America
Brazil	4,350	67,330	70	18,180	89,930	Small Systems

Item 3. Legal Proceedings

As previously reported in APC’s Form 10-Q for the quarters ended March 27, 2005, June 26, 2005, and September 25, 2005, on February 5, 2004, Liebert Corporation and Zonatherm Products, Inc., Liebert’s sales representative firm in the Chicago area, filed a lawsuit in the Circuit Court of Cook County, Illinois, Chancery Division (the “Circuit Court”) against APC, Aerico, LLC, a sales representative firm formed by former employees of Zonatherm Products, and the former employees of Zonatherm Products who formed Aerico, LLC. The lawsuit alleged willful violation of the Illinois Trade Secrets Act, tortious interference with contract, tortious interference with prospective economic advantage, civil conspiracy and conspiracy to breach fiduciary duties. Liebert and Zonatherm are seeking compensatory and punitive damages and injunctive relief. On February 18, 2004, the Circuit Court denied plaintiffs’ motion for a temporary restraining order. On July 16, 2004, the Circuit Court dismissed without prejudice all claims except the Illinois Trade Secret Act claim. On August 6, 2004, plaintiffs filed a second amended complaint reasserting the claims dismissed by the Circuit Court on July 16, 2004. On August 20, 2004, the Circuit Court denied plaintiffs’ motion for preliminary injunction as to violation of the Illinois Trade Secrets Act. On September 21, 2004, plaintiffs filed a Notice of Appeal of the August 20, 2004 ruling with the Illinois Appellate Court. On January 12, 2005, the Circuit Court dismissed without prejudice all claims against APC except the Illinois Trade Secret Act claim. On March 1, 2005 the Illinois Appellate Court issued an opinion on the appeal pursuant to which it affirmed the Circuit Court on the issue of the non-trade secret nature of plaintiffs’ customer lists, and remanded the matter for the Circuit Court to enter an injunction against one of the individual former employees of Zonatherm from using certain pricing books.

On March 16, 2005, plaintiffs filed a third amended complaint reasserting claims substantially similar to those dismissed by the Circuit Court in its January 12, 2005 ruling. On May 19, 2005, APC filed a motion to dismiss plaintiffs’ third amended complaint. On May 24, 2005, the Circuit Court issued a preliminary injunction against one of the former employees of Zonatherm enjoining him from using certain of plaintiffs’ pricing books. No injunction was issued against APC. On June 30, 2005, plaintiffs filed an appeal with the Illinois Appellate Court seeking to expand the scope of the Circuit Court’s injunction. On August 23, 2005, the Illinois Appellate Court reversed in part the Circuit Court’s entry of a preliminary injunction and directed the trial court to further enjoin the former Zonatherm employee from contacting customers on plaintiffs’ customer contact list. Again, no injunction was entered against APC. On September 12, 2005, the Circuit Court dismissed without prejudice all counts in plaintiffs’ third amended complaint alleged against APC, except for plaintiffs’ claims for violation of the Illinois Trade Secret Act and for conspiracy to breach fiduciary duties. On February 2, 2006, after an unsuccessful appeal by the former Zonatherm employee to the Illinois Supreme Court, the Circuit Court entered the injunction against the former Zonatherm employee as directed by the August 23, 2005 Order from the Appellate Court. No injunction has been entered against APC.

On March 7, 2006, plaintiffs voluntarily dismissed all counts of their complaint against APC, without prejudice to plaintiffs’ right to seek to refile their claims against APC until March 8, 2007. Plaintiffs also dismissed their claims against the other defendants pursuant to the terms of a settlement agreement among plaintiffs and the other defendants. APC is not a party to that settlement agreement.

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

Item 4. Submission of Matters to a Vote of Security-Holders

We did not submit any matters to a vote of our security-holders during the three months ended December 31, 2005.

Part II

Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters

APC’s Common Stock is traded over-the-counter on The Nasdaq Stock Market under the symbol APCC. The following table sets forth the range of high and low bid quotations on The Nasdaq Stock Market per share of Common Stock for the years 2005 and 2004. These quotations reflect inter-dealer prices, without retail mark up, mark down, or commission and may not necessarily represent actual transactions.

	2005		2004
	High	Low	High	Low
First Quarter	$26.11	$19.89	$27.42	$20.82
Second Quarter	$27.16	$21.38	$25.25	$16.21
Third Quarter	$28.56	$22.75	$20.10	$14.55
Fourth Quarter	$26.31	$19.00	$21.77	$15.70

On March 1, 2006, the closing sale price for APC’s common stock was $20.51 per share. As of March 1, 2006, there were approximately 1,675 holders of record of APC’s common stock.

In June 2003, APC’s Board of Directors approved initiation of a quarterly cash dividend of $0.08 per share of common stock. Dividends of $0.08 per share were declared and paid in each subsequent quarter through the second quarter of 2004. In June 2004, APC’s Board of Directors approved a 25% increase in its quarterly cash dividend raising the payout to $0.10 per share. Dividends of $0.10 per share were declared and paid in each subsequent quarter through the first quarter of 2006. It is the intention of the Board of Directors to pay a comparable quarterly dividend on a going forward basis contingent upon continued capital availability and a determination that cash dividends continue to be in the best interests of APC and its shareholders.

The information required under this section related to APC’s stock-based compensation plans is included in Note 9 of Notes to Consolidated Financial Statements in Item 8 of this report and is incorporated herein by reference.

Item 6. Selected Financial Data

All amounts are in dollars except for outstanding shares. Dollars are in thousands except for basic and diluted earnings per share. Shares are in thousands.

In June 2003, APC’s Board of Directors approved initiation of a quarterly cash dividend of $0.08 per share of common stock. Dividends of $0.08 per share were declared and paid in each subsequent quarter through the second quarter of 2004. In June 2004, APC’s Board of Directors approved a 25% increase in its quarterly cash dividend raising the payout to $0.10 per share. Dividends of $0.10 per share were declared and paid in each subsequent quarter through the first quarter of 2006. APC did not declare any cash dividends for the three year period 2000 to 2002.

APC adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, on January 1, 2002. In connection with its adoption of Statement 142, APC recorded a non-cash charge equal to the goodwill balance associated with its Large Systems segment of approximately $50 million (approximately $35 million on an after-tax basis). This charge was recognized as the cumulative effect of a change in accounting principle net of income taxes, included in APC’s results as of January 1, 2002, and had no effect on APC’s liquidity.

	2005	2004	2003	2002	2001
Net sales	$1,979,532	$1,699,877	$1,464,798	$1,300,025	$1,404,784
Cost of goods sold	1,260,407	1,017,981	852,615	816,318	920,895
Gross profit	719,125	681,896	612,183	483,707	483,889
Operating expenses	532,160	477,447	383,068	332,760	339,036
Operating income	186,965	204,449	229,115	150,947	144,853
Other income, net	21,877	9,711	9,990	10,889	13,700
Earnings before income taxes and cumulative effect of accounting change	208,842	214,160	239,105	161,836	158,553
Income taxes	64,761	32,705	62,167	45,314	45,188
Earnings before cumulative effect of accounting change	144,081	181,455	176,938	116,522	113,365
Cumulative effect of accounting change, net of income taxes of $15,459 in 2002	—	—	—	34,500	—
Net income	$144,081	$181,455	$176,938	$82,022	$113,365
Basic earnings per share:
Basic earnings per share before cumulative effect of accounting change	$0.74	$0.92	$0.90	$0.59	$0.58
Cumulative effect of accounting change, net of tax	—	—	—	0.17	—
Basic earnings per share	$0.74	$0.92	$0.90	$0.42	$0.58
Basic weighted average shares outstanding	194,078	196,799	197,402	195,927	195,171
Diluted earnings per share:
Diluted earnings per share before cumulative effect of accounting change	$0.72	$0.90	$0.88	$0.59	$0.58
Cumulative effect of accounting change, net of tax	—	—	—	0.17	—
Diluted earnings per share	$0.72	$0.90	$0.88	$0.42	$0.58
Diluted weighted average shares outstanding	199,798	201,658	201,517	196,993	196,793
Cash dividends per share	$0.40	$0.36	$0.16	$—	$—
Cash and cash equivalents	$262,414	$72,721	$141,214	$125,922	$288,210
Short term investments	$511,181	$642,853	$607,109	$514,386	$104,868
Long term investments	$562	$5,542	$58,525	$56,293	$—
Working capital	$1,388,630	$1,279,196	$1,217,471	$999,102	$884,421
Total assets	$2,075,462	$1,843,872	$1,805,966	$1,604,580	$1,420,772
Short term debt	—	—	—	—	—
Long term debt	—	—	—	—	—

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a discussion of our business outlook for 2006. We also provide a discussion of our Results of Operations for 2005 compared to 2004, and for 2004 compared to 2003. This discussion includes an overview of our operating results and the directions in which our markets, segments, and geographies are moving. We then provide a Liquidity and Financial Resources discussion of the significant changes in our balance sheet during 2005, and cash flows for 2005 compared to 2004, and for 2004 compared to 2003, as well as our contractual obligations and foreign currency activity. This is followed by a discussion of the Critical Accounting Policies that we believe are important to our business operations and understanding of our results of operations. We conclude with information about factors that may affect our future results.

This MD&A should be read in conjunction with the other sections of this Annual Report on Form 10-K, including “Item 1: Business;” “Item 6: Selected Financial Data;” “Item 8: Financial Statements and Supplementary Data;” and “Item 9A: Controls and Procedures.”

In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-K.

BUSINESS OUTLOOK

While the events of the second half of 2005 identified opportunities for improvement, we are generally pleased with APC’s performance during our second half and fiscal year of 2005. For the tenth consecutive quarter APC’s year-over-year revenue growth was in double-digits. We are confident that the strong year-over-year growth can be attributed to what we believe is an improved macro-economic environment for IT spending and is the result of our continued investments in sales and marketing activities and the growing adoption of APC’s network-critical physical infrastructure, or NCPI, architecture. The investment we have made to educate the market and drive adoption of the technology, we believe, is meeting our strategic objectives as customers are embracing the modular, standardized approach APC has pioneered in network-critical physical infrastructure.

As strong as our revenue results were in 2005 and fourth quarter, we are disappointed in our operating performance. We have been incurring costs to re-architect our supply chain to drive long-term customer satisfaction. We are in the midst of starting up new production lines and new factories, while at the same time transferring some of our manufacturing into lower cost manufacturing sites, thereby developing a much stronger competitive profile. These transitions are being undertaken to drive higher levels of customer satisfaction and reduce manufacturing costs over the long term, and the increased costs in the fourth quarter occurred to a greater extent than we anticipated, as we ramped up our volumes to meet unexpectedly higher customer demand. To service our customers, we are incurring duplicate production costs and additional air freight to expedite shipments to customers. Developing and managing the internal capabilities necessary to meet the supply and order fulfillment requirements of two distinct business models, that is, a transaction-oriented products business and a customer-focused systems solutions business, is a complicated and difficult task. It requires precise planning, strong teamwork across all of our business elements and execution of all aspects of a company’s supply and demand processes to ensure the customer’s requirements are continuously met. Managing these business models can become increasingly difficult when having to deal with the disruption of managing change in operational processes and infrastructure.

As we look forward to 2006, we will be implementing plans to continue transforming APC into a lean, ambidextrous, customer-centric enterprise. To accomplish this, we will need to: (1) eliminate redundant operations costs created by prior transitions; (2) deploy and improve distribution capabilities in all regions globally, (3) accelerate the responsiveness of supply chain to minimize availability issues for the more complex solutions, and (4) improve demand to supply signaling capabilities to support both business models. Some of these initiatives, during implementation, may result in our incurring incremental costs prior to achieving the desired outcomes. Additionally, these initiatives will take time, some more than others, to implement, but we are committed to making significant, meaningful, and timely progress.

We believe that we are very well positioned competitively, financially and strategically. We will continue to be focused on empowering IT professionals with the knowledge, tools and solutions they need to effectively design, build and manage network-critical physical infrastructure. Our objective is for APC to become a trusted, global partner for the long term, committed to solving our customers’ network-critical physical infrastructure problems of today and helping them anticipate their challenges of tomorrow, thereby allowing our customers to focus on their core competencies. We believe that we can accomplish this by dramatically reducing our customers’ level of complexity and their total cost of ownership involved in designing, building, and managing the network-critical physical infrastructure that is at the very core of maintaining business continuity, application availability, and network reliability.

Additionally, we continue to plan for revenue growth in all three of our reportable segments: Small Systems, Large Systems and “Other.” As in recent quarters, we expect the rate of revenue growth of our Large Systems segment to be greater than the growth expected for Small Systems due to the assumed continued success of our overall strategy and the acceptance of our products in specific market segments.

Overall gross margins for 2005 have been and, in 2006, are currently expected to continue to be impacted by increased operational costs and a shift in product mix toward the faster-growing, lower-margin Large Systems products. Gross margins, particularly for Small Systems products, are expected to continue to be impacted by our response to competitive price reductions. While we expect to continue to strive for favorable component pricing arrangements with our material suppliers, the recent trends of commodity prices, particularly for steel, copper and lead, are expected to put upward pressure on our product materials costs, but we also expect partial offset from material cost reductions, particularly for Large Systems products, typically seen after transitioning to low-cost factories. Increased operational costs, including freight and warehousing, are associated with the management of our supply chain. These costs are tied to fulfilling customer orders and reducing overall long-term costs through the stocking of global third-party distribution centers, expediting of product to meet customer demand, and the transition cost of shifting production to lower cost manufacturing locations. We expect this could continue in the short-term, however ultimately it is expected these transitions will allow for lower manufacturing costs. In the short-term, each transition is the equivalent of a new product introduction to a facility and comes with a learning curve and initial supply chain inefficiencies. Operational cost improvement initiatives, including redesign of our supply chain processes and elimination of redundant manufacturing costs, are expected to cause incremental costs in the short-term, but ultimately result in long-term gross margin improvement. Gross margin variability could continue to result from changing revenue levels, which are dependent on unit volumes, prices and currency trends as well as the mix of products sold, unit costs and yield issues associated with production at our factories, transfers of production to our low cost facilities, excess manufacturing capacity, costs to comply with new and existing environmental regulations (including, but not limited to, the European Union’s directive on waste electrical and electronic equipment and directives relating to restriction of hazardous substances), excess inventory, supply chain inefficiencies, inventory obsolescence and variations in inventory valuation.

We have dedicated efforts to optimize our overall manufacturing capacity and locations over recent years and we will continue to plan for future capacity requirements based on the assumed continued acceptance and demand for our products in the specific market segments they were designed to address. We expect that most of our capital spending for 2006 will go toward building a customer Technology and Learning Center, to be based in St. Louis, Missouri, and maintaining, upgrading, and expanding our current manufacturing capacity, as well as investments to upgrade current hardware and software office technologies.

We are committed to sustaining our R&D efforts to meet the future needs of our customers across all segments and potentially expanding into emerging, high-growth areas. We continue to advance our NCPI systems in addition to ensuring our end-to-end offering is the best in the industry. We will remain focused on aggressively driving the growth of our network-critical physical infrastructure solutions, which will require sustaining and increasing our operating expense investments in sales and marketing, as well as making incremental investments in global customer education initiatives.

Our investment posture remains intact and we are firmly committed to supporting the level of sales and marketing spending necessary to educate customers and channel partners on the inherent performance and total cost of ownership benefits of a modular, standardized solution such as InfraStruXure.

In February 2006, APC’s Board of Directors approved a stock repurchase program which authorizes up to $200 million to repurchase outstanding shares of APC’s common stock. The purchases would be made on the open market based on market and business factors. APC commenced the repurchase of its common stock in February 2006 and, as of March 10, 2006, had repurchased approximately 3.4 million shares on the open market at an average price of approximately $20.39 per share. The duration of the repurchase program is two years but may be suspended or discontinued at any time without prior notice.

We currently expect our tax rate to be approximately 22 - 23% for the full year 2006. The estimated effective tax rate is based on current tax law and the current expected income. The tax rate may be affected by the jurisdictions in which profits are determined to be earned and taxed, our ability to successfully implement additional tax savings planning opportunities and our ability to realize deferred tax assets.

We are currently a party to various legal proceedings and claims. We currently do not believe that the ultimate outcome of current legal proceedings and claims will have a material adverse effect on our financial position or overall trends in results of operations. However, litigation is subject to inherent uncertainties, including the risk of an unfavorable outcome, and management’s view of these matters may change in the future. An unfavorable outcome could include monetary damages or, in cases where injunctive relief is sought, an injunction prohibiting certain activities. If an unfavorable outcome were to occur in any specific period, there exists the possibility of a material adverse impact on the results of operations of that period or future periods. We believe that, given our current liquidity and cash and investment balances, even an adverse judgment in current legal proceedings and claims would not have a material impact on cash and investments or liquidity.

The statements below do not include any impact related to the expensing of stock-based compensation under Statement of Financial Accounting Standards No. 123R, Share-Based Payment, which is effective for APC beginning with the first quarter of 2006. As permitted by Statement 123, until December 31, 2005 APC accounted for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. Accordingly, the adoption of Statement 123R’s fair value method will have a significant impact on APC’s results of operations, although it will have no impact on APC’s overall financial position. Effective January 1, 2006, we adopted FAS 123R using the modified prospective basis. This method requires us to apply the provisions of Statement 123R to any awards that are unvested on the effective date and to any new awards. Under this method, we will not be required to restate prior periods. Compensation cost for the unvested awards will be recognized over the remaining service period using the compensation cost calculated for our pro forma disclosures under Statement 123, adjusted for estimated forfeitures. The pro forma earnings impact of stock-based compensation expense on our results of operations for the years 2005, 2004 and 2003 is described in Note 1 of Notes to Consolidated Financial Statements in Item 8 of this report. It is important to note that such pro forma disclosures are not necessarily indicative of the potential impact of recognizing compensation cost for share-based payments under Statement 123R in future periods.

Our adoption of Statement 123R is expected to result in compensation expense that will reduce diluted net income per share by approximately $0.05 to $0.07 per share for 2006. This estimated range does not include any stock-based awards our Board of Directors may grant in 2006. Also, our estimate of future stock-based compensation expense will be affected by our stock price and a number of complex and subjective valuation assumptions, and the related tax impact, as well as the number of stock-based awards our Board of Directors may grant in the future. These valuation assumptions include, but are not limited to, the volatility of our stock price and employee stock option exercise behaviors. As such, our actual share-based compensation expense may differ materially from this estimated range.

RESULTS OF OPERATIONS

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

The following table sets forth key data, expressed as a percentage of net sales, for the years ended December 31, 2005, 2004 and 2003.

	2005	2004	2003
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	63.7	59.9	58.2
Gross profit	36.3	40.1	41.8
Marketing, selling, general & administrative expenses	22.3	23.1	21.6
Research & development	4.6	5.0	4.6
Operating income	9.4	12.0	15.6
Other income, net	1.1	0.6	0.7
Earnings before income taxes	10.5	12.6	16.3
Net income	7.3	10.7	12.1

Revenues

Net sales in fiscal year 2005 of $1.980 billion increased by 16.5% over 2004; net sales in fiscal year 2004 of $1.700 billion increased by 16.0% over 2003. These increases were attributable to strength across all of our product segments, particularly the Large Systems segment, as well as growth across all of our major geographies.

Each of our operating segments and geographies made significant contributions to our fiscal year 2005 revenue growth, with the Large Systems segment continuing to lead all segments in revenue gains. InfraStruXure, our datacenter solution products and services, remained the leading driver of growth in our Large Systems segment. We continued to make investments in supporting our efforts in these network-critical physical infrastructure markets and our top line advances highlight the resulting strong performance. Led by solid growth in our Back-UPS desktop UPS and our Smart-UPS network UPS, the Small Systems segment continues to produce strong results that reflect APC’s position as a preferred partner in the mid-market and consumer power protection markets. Management believes that increasingly APC solutions, particularly our InfraStruXure architecture, are being specified for network-critical physical infrastructure requirements. For further information about revenues by segment, refer to the Segment Results section below.

Sales of new products contributed to overall net sales in 2005, 2004 and 2003. Sales of products introduced during 2005, 2004 and 2003 represented approximately 8%, 7%, and 11%, respectively, of net sales in those years.

Revenues by Geography.   The following table summarizes our revenues on a geographic basis for the years ended December 31, 2005, 2004 and 2003.

	2005	% of Total	2004	% of Total	2003	% of Total
	In millions
U.S.	$894.9	45.2%	$751.7	44.2%	$658.7	45.0%
Canada and Latin America	126.9	6.4%	91.3	5.4%	78.8	5.3%
Total Americas	1,021.8	51.6%	843.0	49.6%	737.5	50.3%
Europe, the Middle East, and Africa (EMEA)	591.4	29.9%	547.3	32.2%	467.2	31.9%
Asia	366.3	18.5%	309.6	18.2%	260.1	17.8%
Total Net Sales	$1,979.5	100.0%	$1,699.9	100.0%	$1,464.8	100.0%
Total Net Sales Outside U.S.	$1,084.6	54.8%	$948.2	55.8%	$806.1	55.0%

The Americas (North and Latin America) increased 21.2% in 2005 over 2004, and also increased 14.3% in 2004 over 2003. EMEA increased 8.1% in 2005 over 2004, and also increased 17.1% in 2004 over 2003. Finally, Asia increased 18.3% in 2005 over 2004, and also increased 19.0% in 2004 over 2003.

In fiscal year 2005, on a constant currency basis, EMEA increased 8.7% and Asia increased 18.5% over 2004. In fiscal year 2004, on a constant currency basis, EMEA increased 10.6% and Asia increased 14.3% from 2003. In 2005, on a constant currency basis, EMEA’s revenues would have been higher than the prior year’s level by $3.7 million, principally due to weakening of the Euro. In 2004 and 2003, on a constant currency basis, EMEA’s revenues would have been lower by $30.6 million and $44.3 million, respectively, principally due to strengthening of the Euro and British pound. In 2005, on a constant currency basis, Asia’s revenues would have been higher than the prior year’s level by $0.4 million, principally due to weakening of the Japanese yen. In 2004 and 2003, on a constant currency basis, Asia’s revenues would have been lower by $12.4 million and $14.5 million, respectively, principally due to strengthening of the Japanese yen and Australian dollar. In total, the impact of currency exchange rate changes worldwide lowered 2005 net sales by $5.7 million, and added $43.7 million and $59.5 million to net sales in fiscal years 2004 and 2003, respectively. We believe constant currency information is useful for an understanding of our operating results. Revenues on a constant currency basis differ from revenues presented in accordance with United States generally accepted accounting principles. Also refer to Note 11 of Notes to Consolidated Financial Statements in Item 8 of this Report.

Cost of Goods Sold

Cost of goods sold was $1.260 billion or 63.7% of net sales in fiscal year 2005 compared to $1.018 billion or 59.9% of net sales in fiscal year 2004 and $852.6 million or 58.2% of net sales in fiscal year 2003. Gross margins for fiscal year 2005 were 36.3% of net sales, approximately 380 basis points lower than in fiscal year 2004. Gross margins for fiscal year 2004 were 40.1% of net sales, approximately 170 basis points lower than in fiscal year 2003.

Cost of goods sold was negatively impacted principally by increased operational costs, including freight and warehousing associated with long-term customer satisfaction objectives. These costs were tied to fulfilling customer orders and reducing overall long-term costs through the stocking of global third-party distribution centers and the expediting of product to meet customers’ demand. Additionally, the transition cost of shifting production to lower cost manufacturing locations continued to negatively impact cost of goods sold into fiscal year 2005. The lower fiscal year 2005 gross margins were also attributable to a segment mix shift toward our Large Systems segment, as well as the unfavorable impact of price discounting in the Small Systems segment. Gross margins in fiscal year 2004 compared to 2003 were also negatively impacted by pricing actions and, to a lesser extent, product mix shifts, notably within our Small Systems segment toward lower-margin products combined with strong sales growth in our lower-margin Large Systems segment. The downward pressure of these factors was substantially offset by cost reductions, particularly in the Small Systems segment, from declining material costs and select product transitions to low cost manufacturing locations, but not to the extent of prior periods, as well as the favorable pricing impact of a weakening U.S. dollar, particularly in Europe. For further information about gross margins by segment, refer to the Segment Results section below.

Provision for Excess Inventory.   Additionally, fiscal year 2004 gross margins included the effects of a $11.5 million incremental charge for excess inventory recognized during the third quarter related to specifically-identified finished goods and raw materials inventories deemed obsolete as the result of efforts to reduce the number of unique product offerings in several of our product lines, as well as the result of new product introductions. There were no additional inventory charges, other than APC’s standard provisioning, during fiscal year 2005, the remainder of 2004, or during fiscal year 2003.

Product Recall.   Gross margins in fiscal year 2003 included the effects of a third quarter update of estimated costs associated with our 2003 product recall of Back-UPS CS 350 and 500 models. In early 2003, APC announced a product recall due to potential safety issues. Approximately 2.1 million affected devices were recalled worldwide, with approximately 900,000 devices recalled in the United States, limited to two specific models in APC’s Back-UPS CS product line, the Back-UPS CS 350 and the Back-UPS CS 500, in both 120-volt and 230-volt models. Based upon repair cost and return rate experience to-date as well as then-current estimates of remaining costs to be incurred, in the third quarter of 2003 APC projected that aggregate costs for the recall would be less than the $19.6 million originally accrued in the fourth quarter of 2002. To reflect this change, warranty expense, classified as cost of goods sold, was reduced by $5.5 million in the third quarter of 2003. The original charge and subsequent credit to warranty expense were not allocated to our operating segments, but rather were classified in indirect operating expenses for segment reporting consistent with our classification for our internal financial reporting; also refer to Note 11 of Notes to Consolidated Financial Statements in Item 8 of this report. As of December 31, 2005, APC had incurred approximately 93% of currently estimated total recall costs of $14.1 million. Our estimation of remaining recall costs is $1.0 million. We expect that actual amounts will not differ materially from our current estimates. Also refer to Note 7 of Notes to Consolidated Financial Statements in Item 8 of this report.

Intellectual Property Settlement.   Fiscal year 2003 gross margins also included the effects of a fourth quarter charge associated with the settlement of a claim for the infringement of intellectual property of $4.0 million. This charge was not allocated to our operating segments, but rather was classified as an indirect operating expense for segment reporting consistent with our classification for our internal financial reporting; also refer to Note 11 of Notes to Consolidated Financial Statements in Item 8 of this report. This charge was the result of events or assessments that occurred during the fourth quarter of 2003.

Inventory Reserves.   Total inventory reserves at December 31, 2005 were $48.6 million compared to $39.4 million at December 31, 2004. The increase in total inventory reserves reflected routine provisioning that was necessary as a result of applying APC’s inventory reserve methodology throughout the year, partially offset by the physical disposition of inventories covered by APC’s inventory reserves. APC’s reserve estimate methodology involves quantifying the total inventory position having potential loss exposure. Loss exposure generally results from several business factors, including product or component discontinuance, unplanned changes in demand, product design changes, and factory transitions. Quantifying such loss exposure is the result of combining the cost of inventories specifically identified as having little or no opportunity for sale or use (thus available for physical disposition) plus the cost of inventories having a high risk of no future sale or use based upon an analysis of on-hand quantities compared to historical and anticipated future sale or use. APC maintains an on-going business process for the physical disposition of inventories previously identified. Inventory write-offs occur at the time of physical disposition. Inventories, once reserved, are not written back up as such reserve adjustments are considered to be a permanent decrease to the cost basis of the excess or obsolete inventory.

Segment Results (Also refer to Note 11 of Notes to Consolidated Financial Statements in Item 8 of this report for important information regarding APC’s reportable segments)

	2005	2004	2003
	(In thousands)
Segment net sales
Small Systems	$1,467,173	$1,299,816	$1,146,799
Large Systems	429,047	322,148	240,007
Other	70,507	66,070	69,142
Total segment net sales	1,966,727	1,688,034	1,455,948
Shipping and handling revenues	12,805	11,843	8,850
Total net sales	$1,979,532	$1,699,877	$1,464,798
Segment profits
Small Systems	$648,624	$626,724	$552,291
Large Systems	83,026	63,590	48,480
Other	41,090	40,425	40,277
Total segment profits	772,740	730,739	641,048
Shipping and handling net costs	53,615	37,343	30,237
Provision for excess inventory	—	11,500	—
Provision for intellectual property infringement claim	—	—	4,000
Product recall update	—	—	(5,500)
Other indirect operating expenses	532,160	477,447	383,196
Other income, net	21,877	9,711	9,990
Earnings before income taxes	$208,842	$214,160	$239,105

Small Systems.   Net sales for products in the Small Systems segment, which provides power protection, UPS and management products for the PC, server and networking markets, increased in fiscal year 2005 by 12.9% over 2004, and also increased in fiscal year 2004 by 13.3% over 2003. In fiscal year 2005, continued strength in our InfraStruXure-related solutions, including NetShelter racks and power distribution, was primary a driver  of year-over-year growth. Our Back-UPS desktop UPS and Smart-UPS network UPS, in particular high kVA units and the new online Smart-UPS RT® series and were also key contributors to this segment’s continued strong performance. Price trending for InfraStruXure solutions remained relatively stable on a year-over-year basis. In fiscal year 2004, strength in NCPI and InfraStruXure related products drove solid 2004 performance in this segment, which also benefited from strong sales of APC’s core UPSs, the Back-UPS and Smart-UPS lines.

Gross margins for the Small Systems segment were 44.2% in fiscal year 2005, down 400 basis points from fiscal year 2004, and 48.2% in fiscal year 2004, up 10 basis points from 2003. In fiscal year 2005, the aforementioned increased operational costs, including warehousing and transportation costs incurred to meet customer product and delivery needs, and price discounting outweighed improvements from select product outsourcing and product mix within this segment. The factors favorably influencing the gross margins of this segment in fiscal year 2004 included product cost reductions and favorable currency trends. Our Small Systems cost reductions were achieved through a combination of product transitions to low cost manufacturing locations and material cost reductions from our supplier base. Our product cost reductions in 2004 and 2003 were driven principally by material cost improvements and favorably impacted gross margins in the Small Systems segment by approximately 240 basis points and 320 basis points in the fiscal years 2004 and 2003, respectively. Partially offsetting the favorable product cost and currency trends were the impact of pricing actions and product mix shifts within the segment.

Large Systems.   Net sales for products in the Large Systems segment, consisting primarily of 3-phase UPS, services, precision cooling and ancillary products for data centers, facilities and communication applications, increased 33.2% in fiscal year 2005 over 2004, and also increased 34.2% in fiscal year 2004 over 2003. In fiscal year 2005, the Large Systems segment continued to outpace the growth of our other segments. InfraStruXure-related revenue continued to be a driver of growth in this segment, including our Symmetra 3-phase, the UPS component of our InfraStruXure solution, and ancillary products. We also experienced strong demand for our broadband solution, addressing fiber to the home and related applications, as well as our new Smart-UPS VT line, used in 3-phase applications. In fiscal year 2004, InfraStruXure sales were also a major contributor to the year-over-year growth of this segment. On a product level, Symmetra 3-phase, the primary power component of an InfraStruXure system, our industrial products, and services were leading growth drivers.

Gross margins for the Large Systems segment were 19.4% in fiscal year 2005, down 30 basis points from fiscal year 2004, and 19.7% in fiscal year 2004, down 50 basis points from 2003. Unfavorable mix in fiscal year 2005 driven by strong revenue growth in lower margin businesses, including our broadband products, and unfavorable currency terms more than offset the benefits of cost savings from volume efficiencies and product transitions to lower cost manufacturing locations. Such cost savings were also negatively offset by the Large Systems segment’s share of our increasing freight and logistics costs. Gross margins for the Large Systems segment declined in fiscal year 2004 from the prior year as a result of increased costs within our service business, particularly in the U.S. and Europe, as well as increasing material costs on select product lines, including cooling and Silcon products. These increases were partially offset by volume-driven cost improvements on Symmetra 3-phase products. Symmetra’s increasing share of Large Systems revenue further enhanced the favorable impact of these cost improvements.

“Other” Segment.   Net sales for products in the “Other” segment, consisting principally of mobile accessories and replacement batteries, increased 6.7% in 2005 over 2004 due mainly to organic growth of existing products across the segment as well as new mobile accessory products. Net sales for this segment decreased 4.4% in fiscal year 2004 from 2003 due to a decrease in sales volumes of mobile accessories, partially offset by an increase in sales of replacement batteries.

Gross margins for the “Other” segment were 58.3% in fiscal year 2005, down 290 basis points from fiscal year 2004, and 61.2% in fiscal year 2004, up 290 basis points from 2003. In fiscal year 2005, the year-over-year decline was driven principally by an unfavorable mix shift toward lower gross margin mobile accessories. In fiscal year 2004, strength in replacement battery sales and product cost reductions drove the year-over-year improvement. These cost reductions favorably impacted gross margins in the “Other” segment by approximately 199 basis points in fiscal year 2004.

In addition, revenue and gross margin improvements in 2004 over the respective prior years were enhanced in each of the operating segments by the favorable pricing impact of a weakening U.S. dollar, particularly in Europe.

Operating Expenses

Marketing, Selling, General, and Administrative (SG&A) Expenses.   SG&A expenses in fiscal year 2005 were $441.6 million or 22.3% of net sales compared to $391.8 million or 23.1% of net sales in fiscal year 2004 and $315.4 million or 21.6% of net sales in fiscal year 2003. We continue to support our data center initiatives, with a primary focus on increasing the awareness of our existing and prospective customers, particularly in relation to our InfraStruXure architecture. The increase in total spending in fiscal year 2005 reflected ongoing sales and promotional efforts which involve expanding our sales and support teams, developing new channels such as manufacturer representatives and engineering contractors, and increasing sales and marketing support of our core reseller channels, as well as funding our educational efforts through high-level customer and partner events. In addition, the year-over-year increase in operating expenses included incremental compensation costs associated with restricted stock units awarded during the fourth quarter of 2004 and during fiscal year 2005. The slight decrease as a percentage of net sales in fiscal year 2005 compared to 2004 was attributable to certain fixed SG&A expenses spread over a higher revenue base.

The allowance for bad debts was 3.8% of gross accounts receivable at December 31, 2005 compared to 4.7% at December 31, 2004. Accounts receivable balances outstanding over 60 days represented 12.7% of total receivables at December 31, 2005 compared to 11.7% at December 31, 2004. This increase is due in part to a growing portion of our business attributable to sales where longer payment terms are customary combined with timing of certain collections in Europe. A majority of U.S. and international customer balances continue to be covered by receivables insurance. We continue to experience strong collection performance. Write-offs of uncollectible accounts have represented less than 1% of net sales.

Research and Development (R&D).   R&D expenditures were $90.5 million or 4.6% of net sales in 2005, $85.6 million or 5.0% of net sales in 2004, and $67.6 million or 4.6% of net sales in 2003. We continue to commit resources to support our investment in research and development. We believe that continued product innovation through development is necessary for our existing products to remain competitive in our markets, as well as creating opportunities from new product introductions. The increase in total 2005 R&D spending primarily reflect increased numbers of software and hardware engineers and costs associated with new product development and engineering support. The slight decrease as a percentage of net sales in fiscal year 2005 compared to 2004 was attributable to certain fixed R&D expenses spread over a higher revenue base.

Other Income, Net and Income Taxes

Other Income, Net.   Other income is comprised principally of interest income. Global interest income increased significantly during fiscal year 2005 over prior year levels due principally to rising rates as well as a growing investment portfolio. Although global interest income for fiscal year 2004 was lower than for 2003, such income increased in the fourth quarter of 2004 over the fourth quarter of 2003 as a result of increasing interest rates and investments in foreign-sourced commercial paper. On a full year basis, the decrease in fiscal year 2004 from 2003 reflected our strategic purchase of additional tax-exempt securities as well as an overall decline in the bond market.

At December 31, 2005, APC had $774.2 million of total cash and investments, up from $721.1 million at December 31, 2004, all of which are stated at fair value. We manage APC’s cash and investment balances to preserve principal and liquidity while maximizing our return on the total investment portfolio. We diversify our investment portfolio by investing in multiple types of investment-grade securities with multiple investment brokers. Based on APC’s investment portfolio and interest rates, at December 31, 2005, a 100 basis point increase or decrease in interest rates would have resulted in an increase or decrease of approximately $7 million in our annual interest income.

Income Taxes.   Our effective income tax rates were approximately 31.0%, 15.3%, and 26.0% in 2005, 2004 and 2003, respectively. The substantial increase in fiscal year 2005 from 2004 reflected non-recurring tax expense of approximately $19.9 million associated with the American Jobs Creation Act of 2004, coupled with the impact of the net tax credit on the 2004 effective tax rate described below.

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

The trending from 2003 to 2005 also included tax savings from an increasing portion of taxable earnings anticipated to be generated from APC’s operations in jurisdictions currently having lower income tax rates than the present U.S. statutory income tax rate. This shift resulted partially from our product transitions to lower cost, lower tax, manufacturing locations. APC has tax holidays in China and India which reduce the income taxes paid in those countries. Although this could have the effect of increasing APC’s foreign taxes, APC’s effective income tax rate will remain considerably lower than the U.S. statutory challenge that the ETI exclusion was a prohibited tax subsidy. The Act replaced the ETI exclusion with federal corporate tax rate of 35%.

American Jobs Creation Act of 2004—Repatriation of Foreign Earnings.   The American Jobs Creation Act of 2004 repealed the tax code’s extraterritorial income (ETI) exclusion in response to the World Trade Organization’s challenge that the ETI exclusion was a prohibited tax subsidy. The Act replaced the ETI exclusion with a 3% domestic deduction for domestic production activities effective for APC’s 2005 tax year. The Act also provided for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction results in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by a company’s chief executive officer and approved by its board of directors. Certain other criteria in the Jobs Act must be satisfied as well. The maximum amount of APC’s foreign earnings that qualified for the temporary deduction was $500 million. During the fourth quarter of 2005, our Chief Executive Officer and Board of Directors approved a domestic reinvestment plan, as required by the Jobs Act, to repatriate $500 million in foreign earnings in 2005. We recorded $19.9 million, or $0.10 per share, additional tax expense related to this dividend repatriation made in the fourth quarter. No qualifying distributions were made during 2004.

Effects of Inflation

APC’s material costs, particularly commodities including lead, copper, steel, resin (a petroleum derivative) and oil used in the manufacturing and transportation of our products, are subject to inflationary trends. Management believes that inflation has not had a material effect on APC’s operations for 2003, 2004 and 2005.

LIQUIDITY AND FINANCIAL RESOURCES

Working Capital

Working capital at December 31, 2005 was $1.389 billion compared to $1.279 billion at December 31, 2004. Our cash, cash equivalents, and short-term investments position increased to $773.6 million at December 31, 2005 from $715.6 million at December 31, 2004. APC’s continued positive operating results allowed us to finance outlays associated with the fourth quarter 2005 acquisition of privately held NetBotz, Inc., a leader in IP-based environmental and video monitoring solutions, for $31 million in cash plus direct costs of the acquisition (including $3.875 million of escrowed consideration to be paid over a period of 18 months from the date of acquisition), as well as pay quarterly dividends and continue to internally finance the capital investment, R&D, sales and marketing spending required to expand our operations.

Cash Flows

The table below summarizes our cash flows for the years ended December 31, 2005, 2004 and 2003.

	2005	2004	2003
	(In thousands)
Net cash provided by operating activities	$158,561	$141,236	$119,599
Net cash provided by (used in) investing activities	60,625	(11,263)	(116,564)
Net cash (used in) provided by financing activities	(29,493)	(198,466)	12,257
Net change in cash and cash equivalents	189,693	(68,493)	15,292
Cash and cash equivalents at beginning of year	72,721	141,214	125,922
Cash and cash equivalents at end of year	$262,414	$72,721	$141,214

Cash Flows from Operating Activities.   Our cash flows from operations for fiscal years 2005 and 2004 reflected higher profit levels as well as the favorable impact of increasing accounts payable and other liabilities, partially offset by increased inventory and higher accounts receivable balances consistent with our strong sales growth.

Cash Flows from Investing Activities.   Our investing activities cash flows were used mainly for the purchase of available-for-sale and held-to-maturity securities and for capital spending, principally manufacturing and office equipment, purchased software applications, and building improvements. Our investment approach and the composition of our investment portfolio remained relatively constant overall with no investments having maturity dates greater than two years, except for our auction rate securities and variable rate demand obligations. Cash available from operations allowed us to finance outlays associated with the fourth quarter 2005 acquisition of privately held NetBotz, Inc., a leader in IP-based environmental and video monitoring solutions, for $31 million in cash plus direct costs of the acquisition (including $3.875 million of escrowed consideration to be paid over a period of 18 months from the date of acquisition).

Cash Flows from Financing Activities.   Our cash flows from financing activities included the payment of common stock dividends of approximately $77.7 million, $70.5 million, and $31.8 million during fiscal years 2005, 2004 and 2003, respectively. These outflows were partially offset in 2005 and 2004, and more than offset in 2003, by proceeds from issuances of common stock relating to employee stock plans during each of the periods presented. Financing cash flows in 2004 also included a third quarter $150 million stock repurchase.

Inventories

Worldwide inventories were $541.8 million at December 31, 2005, up from $465.9 million at December 31, 2004. Higher levels of on-hand finished goods were required during fiscal year 2005 to meet increasing current and anticipated demand, particularly for InfraStruXure product offerings, as well as to manage the supply chain requirements associated with continuing transfers of production of a wide range of Small and Large Systems products to and among our low cost manufacturing regions. In addition, we increased our inventory levels strategically to support in-region lead time initiatives, as well as to support continuing new product introductions. Despite increasing inventory levels, inventory levels as a percentage of quarterly sales were 94% in the fourth quarter of 2005, down from 95% in the third quarter of 2005 and up from 91% in the fourth quarter of 2004.

Provision for Excess Inventory.   Additionally, fiscal year 2004 gross margins included the effects of a $11.5 million incremental charge for excess inventory recognized during the third quarter related to specifically-identified finished goods and raw materials inventories deemed obsolete as the result of efforts to reduce the number of unique product offerings in several of our product lines, as well as the result of new product introductions. There were no additional inventory charges, other than APC’s standard provisioning, during fiscal year 2005, the remainder of 2004, or during fiscal year 2003.

Product Recall.   In early 2003, APC announced a product recall due to potential safety issues. Approximately 2.1 million affected devices were recalled worldwide, with approximately 900,000 devices recalled in the United States, limited to two specific models in APC’s Back-UPS CS product line, the Back-UPS CS 350 and the Back-UPS CS 500, in both 120-volt and 230-volt models. Based upon repair cost and return rate experience to-date as well as then-current estimates of remaining costs to be incurred, in the third quarter of 2003 APC projected that aggregate costs for the recall would be less than the $19.6 million originally accrued in the fourth quarter of 2002. To reflect this change, warranty expense, classified as cost of goods sold, was reduced by $5.5 million in the third quarter of 2003. As of December 31, 2005, APC had incurred approximately 93% of currently estimated total recall costs of $14.1 million. Our estimation of remaining recall costs is $1.0 million. We expect that actual amounts will not differ materially from our current estimates. Also refer to Note 7 of Notes to Consolidated Financial Statements in Item 8 of this report.

Contractual Obligations

The following table summarizes our significant contractual obligations at December 31, 2005, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our balance sheet as current liabilities at December 31, 2005.

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In millions)
Operating Lease Obligations	$32.1	$9.4	$13.6	$6.4	$2.7

APC’s non-cancelable operating leases, primarily for warehousing and office space, expire at various dates through 2019. These leases contain renewal options for periods ranging from one to 14 years and require APC to pay its proportionate share of utilities, taxes, and insurance. APC is not able to determine the aggregate amount of purchase orders that represent contractual obligations for the purchase of goods and services, as such purchase orders may represent authorizations to purchase rather than binding agreements. For the purposes of this disclosure, contractual obligations for the purchase of goods and services are defined as agreements that are enforceable and legally binding on APC and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; the approximate timing of the transaction, and contain no provisions allowing for cancellation without significant penalty. Our purchase orders for raw materials or purchased finished products are based on our current manufacturing needs and/or demand forecasts and are fulfilled by our vendors within short time horizons. We do not have significant agreements for the purchase of raw materials or finished products specifying minimum quantities or set prices that exceed our expected requirements for three months.

Capital Expenditures and Capital Commitments

During 2005 and 2004, our capital expenditures, net of capital grants, amounted to approximately $49.2 million and $29.3 million, respectively, consisting primarily of manufacturing and office equipment, purchased software applications, and building improvements. Capital spending in 2005 and 2004 focused on funding additional equipment needs and improving existing factories, principally in the U.S., India, the Philippines, China, and Ireland, as well as continuing investment in information technologies. Substantially all of APC’s net capital expenditures were financed from available operating cash. Also refer to Note 11 of Notes to Consolidated Financial Statements in Item 8 of this report.

We have dedicated efforts to rationalize our overall manufacturing capacity and locations over the past three years and we will continue to plan for future capacity requirements based on the assumed continued acceptance and demand for our products in the specific market segments they were designed to address. We currently expect that capital spending will be between $80 million and $100 million in 2006, compared to $49 million in 2005. We expect that most of our capital spending for 2006 will go toward building a customer Technology and Learning Center, to be based in St. Louis, Missouri, and maintaining, upgrading, and expanding our current manufacturing capacity, as well as investments to upgrade current hardware and software office technologies.

We had no material capital commitments during fiscal years 2005, 2004 and 2003, or at December 31, 2005 and 2004.

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

Borrowing Facilities and Financial Commitments

APC had no borrowing facilities or significant financial commitments, other than those required in the normal course of business, during fiscal years 2005, 2004 and 2003, or at December 31, 2005 and 2004.

Off-Balance-Sheet Arrangements

APC had no significant off-balance sheet arrangements during fiscal years 2005, 2004 and 2003, or at December 31, 2005 and 2004.

Acquisition of NetBotz, Inc.

Early in the fourth quarter of 2005, APC completed the acquisition of privately held NetBotz, Inc., a leader in IP-based environmental and video monitoring solutions, for $31 million in cash plus direct costs of the acquisition (including $3.875 million of escrowed consideration to be paid over a period of 18 months from the date of acquisition). APC’s cash outlays associated with this acquisition were financed from operating cash. At December 31, 2005, the excess of the purchase price over the estimated fair value of the tangible and intangible net assets acquired has been included in goodwill. The acquisition has been accounted for as a purchase and, accordingly, NetBotz’s results of operations are included in APC’s consolidated financial statements from the date of acquisition.

Quarterly Cash Dividends

In June 2003, APC’s Board of Directors approved initiation of a quarterly cash dividend of $0.08 per share of common stock. Dividends of $0.08 per share were declared and paid in each subsequent quarter through the second quarter of 2004. In June 2004, APC’s Board of Directors approved a 25% increase in its quarterly cash dividend raising the payout to $0.10 per share. Dividends of $0.10 per share were declared and paid in each subsequent quarter through the first quarter of 2006. It is the intention of the Board of Directors to pay a comparable quarterly dividend on a going forward basis contingent upon continued capital availability and a determination that cash dividends continue to be in the best interests of APC and its shareholders.

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

Stock Repurchase Program

In February 2006, APC’s Board of Directors approved a stock repurchase program which authorizes up to $200 million to repurchase outstanding shares of APC’s common stock. The purchases would be made on the open market based on market and business factors. APC commenced the repurchase of its common stock in February 2006 and, as of March 10, 2006, had repurchased approximately 3.4 million shares on the open market at an average price of approximately $20.39 per share. The duration of the repurchase program is two years but may be suspended or discontinued at any time without prior notice.

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

Foreign Currency Activity

We invoice our customers in various currencies. Realized and unrealized transaction gains or losses are included in the results of operations and are measured based upon the effect of changes in exchange rates on the actual or expected amount of functional currency cash flows. Transaction gains and losses were not material to the results of operations in 2005, 2004 and 2003.

The table below summarizes information on balances that are sensitive to foreign currency exchange rates and presents such amounts in U.S. dollar equivalents.

	December 31, 2005		December 31, 2004
	Accounts Receivable	Liabilities	Accounts Receivable	Liabilities
	(In thousands)
U.S. dollar functional currency	$98,640	$93,756	$97,640	$101,876
Swiss franc functional currency	$14,428	$5,791	$17,218	$8,439

APC also had non-trade receivables denominated in Euros of approximately U.S.$1.4 million and U.S.$0.8 million at December 31, 2005 and 2004, respectively.

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

Our critical accounting policies are as follows:

Revenue Recognition.   We follow very specific and detailed guidelines in measuring revenue; however, certain judgments affect the application of our revenue policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter. In general, revenue is recognized when title has passed at the time of delivery of product for all of our operating segments as stipulated by the delivery terms for the sales transactions. In addition, prior to revenue recognition, we require persuasive evidence of the arrangement, that the price is fixed or determinable, and that collectibility is reasonably assured. This requires us to assess at the point of delivery whether these criteria have been met. When management determines that such criteria have been met, revenue is recognized. Installation is not applicable for a majority of Small Systems and all “Other” segment products based on the nature of the products sold. Generally, revenue associated with Large Systems sales is also recognized at the time of delivery and/or installation pursuant to the delivery and/or installation terms. Delivery terms vary, but often include origin-based terms (e.g., FOB Shipping Point and Ex-works) and destination-based terms (e.g., DDU/DDP (delivered duty unpaid/delivered duty paid)). We record estimated reductions to revenue for customer programs and incentive offerings, including special pricing agreements, price protection, co-operative advertising and other volume based discounts at the time of sale.

Our arrangements do not generally include acceptance clauses. However, if an arrangement includes a customer specified acceptance provision, acceptance can occur at our factory prior to delivery or at the customers’ site. Revenue recognition will occur upon management’s determination of acceptance by the customer consistent with the agreed-upon delivery terms for the sale. As we continue to introduce new products and enter into new product and service arrangements with customers, we anticipate that installation and customer acceptance provisions may become more common, and therefore increasingly significant for determining delivery and performance and consequently our entitlement to recognize revenue.

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

In early 2003, APC announced a product recall due to potential safety issues. Approximately 2.1 million affected devices were recalled worldwide, with approximately 900,000 devices recalled in the United States, limited to two specific models in APC’s Back-UPS CS product line, the Back-UPS CS 350 and the Back-UPS CS 500, in both 120-volt and 230-volt models. As of December 31, 2005, APC had incurred approximately 93% of currently estimated total recall costs of $14.1 million. Our estimation of remaining recall costs is $1.0 million. The most significant risks associated with our return rate assumptions include varying degrees of product recall regulation by geography as well as varying consumer awareness levels and access to timely recall information. Actual per unit repair cost includes principally transportation costs which will be influenced by the proximity of customer locations to the service center location as well as the priority level of delivery requirements. We expect that actual amounts will not differ materially from our current estimates. Also refer to Note 7 of Notes to Consolidated Financial Statements in Item 8 of this report.

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

To the extent we believe that recovery of deferred tax assets is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the consolidated statements of income. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At December 31, 2005 and 2004, we provided a valuation allowance on certain of our deferred tax assets, primarily consisting of net operating losses generated in 2001 through 2005 for the start up and continuing operations of Brazilian operations, because of uncertainty regarding their realizability. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

RECENTLY ISSUED ACCOUNTING STANDARDS

Accounting for Electronic Equipment Waste Obligations.   In June 2005, the Financial Accounting Standards Board issued Staff Position No. 143-1, Accounting for Electronic Equipment Waste Obligations. This Position addresses the accounting for obligations associated with Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the “Directive”) adopted by the European Union. This Position refers to and paraphrases various provisions of the Directive. This Statement is effective for APC upon adoption of the Directive by the individual European Union countries. This Statement may have a material impact on our consolidated financial position or results of operations. In 2005, we accrued approximately $1 million as an estimate of our future obligation where a reasonable estimate could be made and are continuing to evaluate the country-specific implementation requirements to determine the further impact of the Position’s provisions.

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

Share-Based Payment.   In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, which is a revision of Statement No. 123 as amended by No. 148, Accounting for Stock-Based Compensation. Statement No. 123R supercedes APB Opinion No. 25. Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative.

As permitted by Statement 123, until December 31, 2005 APC accounted for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. Accordingly, the adoption of Statement 123R’s fair value method will have a significant impact on APC’s results of operations, although it will have no impact on APC’s overall financial position. Effective January 1, 2006, we adopted FAS 123R using the modified prospective basis. This method requires us to apply the provisions of Statement 123R to any awards that are unvested on the effective date and to any new awards. Under this method, we will not be required to restate prior periods. Compensation cost for the unvested awards will be recognized over the remaining service period using the compensation cost calculated for our pro forma disclosures under Statement 123, adjusted for estimated forfeitures. The pro forma earnings impact of stock-based compensation expense on our results of operations for the years 2005, 2004 and 2003 is described in Note 1 of Notes to Consolidated Financial Statements in Item 8 of this report. It is important to note that such pro forma disclosures are not necessarily indicative of the potential impact of recognizing compensation cost for share-based payments under Statement 123R in future periods.

Our adoption of FAS 123R is expected to result in compensation expense that will reduce diluted net income per share by approximately $0.05 to $0.07 per share for 2006. This estimated range does not include any stock-based awards our Board of Directors may grant in 2006. Also, our estimate of future stock-based compensation expense will be affected by our stock price and a number of complex and subjective valuation assumptions, and the related tax impact, as well as the number of stock-based awards our Board of Directors may grant in the future. These valuation assumptions include, but are not limited to, the volatility of our stock price and employee stock option exercise behaviors. As such, our actual share-based compensation expense may differ materially from this estimated range.

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

Item 8. Financial Statements and Supplementary Data

AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004
In thousands except per share amount

	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$262,414	$72,721
Short term investments (Note 3)	511,181	642,853
Accounts receivable, less allowance for doubtful accounts of $14,995 in 2005 and $16,180 in 2004 (Note 4)	374,694	327,547
Inventories (Note 5)	541,823	465,927
Prepaid expenses and other current assets	59,181	39,294
Deferred income taxes (Note 8)	60,139	57,018
Total current assets	1,809,432	1,605,360
Property, plant, and equipment:
Land, buildings, and improvements	75,549	69,371
Machinery and equipment	229,768	217,462
Office equipment, furniture, and fixtures	101,144	92,452
Purchased software	53,275	40,817
	459,736	420,102
Less accumulated depreciation and amortization	293,692	265,251
Net property, plant, and equipment	166,044	154,851
Long term investments (Note 3)	562	5,542
Goodwill (Note 6)	15,781	7,179
Other intangibles, net (Note 6)	36,115	39,627
Deferred income taxes (Note 8)	42,427	28,687
Other assets	5,101	2,626
Total assets	$2,075,462	$1,843,872
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$176,345	$132,213
Accrued compensation	41,798	43,869
Accrued sales and marketing programs	47,826	43,209
Accrued warranty (Note 7)	13,272	13,092
Other accrued expenses	60,013	46,929
Deferred revenue	41,793	35,522
Income taxes payable	39,755	11,330
Total current liabilities	420,802	326,164
Deferred tax liability (Note 8)	14,911	15,449
Total liabilities	435,713	341,613
Shareholders’ equity (Notes 9 and 10):
Common stock, $0.01 par value;
authorized 450,000 shares in 2005 and 2004;
issued 195,778 in 2005 and 192,137 in 2004	1,958	1,921
Additional paid-in capital	131,862	60,081
Retained earnings	1,504,093	1,437,691
Accumulated other comprehensive income	1,836	2,566
Total shareholders’ equity	1,639,749	1,502,259
COMMITMENTS AND CONTINGENCIES (Notes 7, 12, 14 and 15)
Total liabilities and shareholders’ equity	$2,075,462	$1,843,872

See accompanying notes to consolidated financial statements.

AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2005, 2004 and 2003
In thousands except per share amounts

	2005	2004	2003
Net sales (Note 11)	$1,979,532	$1,699,877	$1,464,798
Cost of goods sold	1,260,407	1,017,981	852,615
Gross profit	719,125	681,896	612,183
Operating expenses:
Marketing, selling, general, and administrative	441,640	391,829	315,429
Research and development	90,520	85,618	67,639
Total operating expenses	532,160	477,447	383,068
Operating income	186,965	204,449	229,115
Other income, net	21,877	9,711	9,990
Earnings before income taxes	208,842	214,160	239,105
Income taxes (Note 8)	64,761	32,705	62,167
Net income	$144,081	$181,455	$176,938
Basic earnings per share	$0.74	$0.92	$0.90
Basic weighted average shares outstanding	194,078	196,799	197,402
Diluted earnings per share	$0.72	$0.90	$0.88
Diluted weighted average shares outstanding	199,798	201,658	201,517

See accompanying notes to consolidated financial statements.

AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended December 31, 2005, 2004 and 2003
In thousands

	$0.01 Par, Common Stock		Additional Paid-in	Retained	Treasury Stock, at Cost		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balances at December 31, 2002	196,496	$1,965	$131,827	$1,181,563	(250)	$(1,551)	$(1,752)	$1,312,052
Net income				176,938				176,938
Foreign currency translation adjustment							2,662	2,662
Net unrealized gain on investments							225	225
Comprehensive income								179,825
Common stock dividends				(31,768)				(31,768)
Exercises of stock options	3,340	34	42,170					42,204
Tax benefit from exercises of stock options			6,749					6,749
Shares issued to Employee Stock Purchase Plan	146	1	1,820					1,821
Balances at December 31, 2003	199,982	2,000	182,566	1,326,733	(250)	(1,551)	1,135	1,510,883
Net income				181,455				181,455
Foreign currency translation adjustment							1,431	1,431
Comprehensive income								182,886
Common stock dividends				(70,497)				(70,497)
Exercises of stock options	1,582	16	19,862					19,878
Tax benefit from exercises of stock options			4,942					4,942
Shares issued to Employee Stock Purchase Plan	136	1	2,152					2,153
Compensation expense—Restricted Stock Units (RSU’s)			2,014					2,014
Common stock repurchases	(9,313)	(93)	(149,907)					(150,000)
Treasury shares returned to authorized but not issued status	(250)	(3)	(1,548)		250	1,551		—
Balances at December 31, 2004	192,137	1,921	60,081	1,437,691	—	—	2,566	1,502,259
Net income				144,081				144,081
Foreign currency translation adjustment							(811)	(811)
Net unrealized gain on investments							81	81
Comprehensive income								143,351
Common stock dividends				(77,679)				(77,679)
Exercises of stock options	3,327	34	45,723					45,757
Tax benefit from exercises of stock options and vested RSU’s			14,845					14,845
Shares issued to Employee Stock Purchase Plan	139	1	2,428					2,429
Compensation expense—(RSU’s)			8,787					8,787
Conversion of RSU’s to common shares	175	2	(2)					—
Balances at December 31, 2005	195,778	$1,958	$131,862	$1,504,093	—	$—	$1,836	$1,639,749

See accompanying notes to consolidated financial statements.

AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2005, 2004 and 2003
In thousands

	2005	2004	2003
Cash flows from operating activities
Net income	$144,081	$181,455	$176,938
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property, plant, and equipment	38,289	36,826	35,619
Loss on sale of property, plant, and equipment	—	776	—
Amortization of other intangibles	12,791	11,661	11,831
Provision for doubtful accounts	2,242	(1,500)	5,279
Provision for inventories	12,061	17,376	6,600
Compensation expense—Restricted Stock Units	8,787	2,014	—
Deferred income taxes	(5,093)	(981)	(6,403)
Other non-cash items, net	(711)	1,431	2,887
Changes in operating assets and liabilities:
Accounts receivable	(48,035)	(61,329)	(32,918)
Inventories	(87,054)	(81,081)	(88,851)
Prepaid expenses and other current assets	(19,567)	(13,998)	(751)
Other assets	(2,443)	(1,794)	(667)
Accounts payable	43,606	29,413	2,817
Accrued compensation	(2,541)	4,503	6,337
Accrued sales and marketing programs	4,377	13,262	7,542
Accrued warranty	(432)	1,383	(15,474)
Other accrued expenses	8,662	12,783	3,845
Deferred revenue	6,271	11,192	5,195
Income taxes payable	43,270	(22,156)	(227)
Net cash provided by operating activities	158,561	141,236	119,599
Cash flows from investing activities
Purchases of held-to-maturity securities	(885,895)	(862,277)	(484,980)
Maturities of held-to-maturity securities	1,326,672	723,006	405,854
Purchases of available-for-sale securities	(2,728,781)	(2,762,575)	(3,149,112)
Sales of available-for-sale securities	2,424,656	2,919,085	3,133,283
Capital expenditures, net of capital grants	(49,164)	(29,289)	(21,609)
Proceeds from sale of property, plant, and equipment	—	787	—
Payments for acquisition net of cash acquired	(26,863)	—	—
Net cash provided by (used in) investing activities	60,625	(11,263)	(116,564)
Cash flows from financing activities
Purchases of common stock	—	(150,000)	—
Proceeds from issuances of common stock	48,186	22,031	44,025
Dividends paid on common stock	(77,679)	(70,497)	(31,768)
Net cash (used in) provided by financing activities	(29,493)	(198,466)	12,257
Net change in cash and cash equivalents	189,693	(68,493)	15,292
Cash and cash equivalents at beginning of year	72,721	141,214	125,922
Cash and cash equivalents at end of year	$262,414	$72,721	$141,214
Supplemental cash flow disclosures:
Cash paid during the year for income taxes (net of tax refunds)	$28,162	$53,309	$56,168
Details of acquisitions
Fair value of assets	$33,925	$—	$—
Liabilities	(6,251)	—	—
Cash paid	27,674	—	—
Cash acquired	(811)	—	—
Acquisitions	$26,863	$—	$—

See accompanying notes to consolidated financial statements.

AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2005, 2004 and 2003

1. Summary of Significant Accounting Policies

Nature of Business

American Power Conversion Corporation and its subsidiaries (APC) designs, develops, manufactures, and markets power protection and management solutions for computer, communications and electronic applications worldwide. APC’s products include uninterruptible power supply products (UPSs), electrical surge protection devices, power conditioning products, cooling equipment, and associated software, services, and accessories. These products are primarily used with sensitive electronic devices which rely on electric utility power including, but not limited to, home electronics, personal computers (PCs), high-performance computer workstations, servers, networking equipment, communications equipment, Internetworking equipment, data centers, mainframe computers, and facilities. APC’s principal markets are in North America, Europe, and the Far East.

Principles of Consolidation

The consolidated financial statements include the accounts of American Power Conversion Corporation and all of its majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Revenue Recognition

Revenue from sales of APC’s products, including UPS products, electrical surge protection devices, power conditioning products, cooling equipment, and associated accessories, is recognized when title has passed at the time of delivery of product as stipulated by the delivery terms for the sales transactions. In addition, prior to revenue recognition, APC requires persuasive evidence of the arrangement, that the price is fixed or determinable, and that collectibility is reasonably assured. APC offers additional services to customers depending on the type of product the customer has purchased, including on-site services, installation consulting services, remote monitoring services, power audit services, and network integration services. Revenue is recognized at the time services are provided or is deferred and recognized ratably over the service period where applicable, typically one to three years. APC’s arrangements do not generally include acceptance clauses. However, if an arrangement includes a customer specified acceptance provision, acceptance generally occurs at APC’s factory prior to delivery. Provisions for potential liabilities resulting from sales returns and allowances, warranties, and uncollectible accounts are made at the time that related revenue is recognized, based on historical patterns of returns and contractual provisions in accordance with the provisions of Statement of Financial Accounting Standards No. 48, Revenue Recognition When Right of Return Exists, and U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 104.

Cash and Cash Equivalents

Cash and cash equivalents consist of funds on deposit, money market savings accounts, and short-term commercial paper with original maturities of three months or less.

Investments

APC classifies as short term its investments with original maturities greater than three months and less than or equal to one year, and as long term its investments with remaining maturities greater than one year. APC has no investments with maturity dates greater than one year except for auction rate securities and variable rate demand obligations. Held-to-maturity securities are carried at amortized cost. Available-for-sale securities are recorded at fair value with net unrealized gains and losses reported, net of income taxes, in other comprehensive income. Management determines the appropriate classification of securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Securities are classified as held-to-maturity when APC has the positive intent and ability to hold such securities to maturity. APC invests its excess cash principally in certificates of deposit, corporate bonds and notes, and U.S. government agency securities. APC also invests in auction rate securities and variable rate demand obligations which have long-term underlying maturities, however the market is highly liquid and the interest rates reset frequently.

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

Grant Monies

Grant monies are provided to certain of APC’s subsidiaries located in Ireland to reimburse qualifying capital expenditures and for hiring and maintaining certain employment levels within Ireland. Grant monies received for costs incurred for property, plant and equipment are recorded as a reduction to the basis of the corresponding depreciable assets. Grant monies received for employee levels are recorded as a reduction of payroll expense in the period in which the employee levels required by the grant are reached. Grant monies are received subject to “clawback” provisions that would obligate APC to repay the grant monies received should its employment levels fall below established levels. At the end of each fiscal quarter, APC evaluates current conditions relating to the status of on-going operations and related employment levels in Ireland to assess the possibility that grant monies will need to be repaid and, if deemed necessary, to accrue a repayment liability. Since the inception of its grant agreements in 1994, APC has not assessed the need to accrue a repayment liability and, based upon a current evaluation of its significant investment in Ireland and on-going operational requirements, APC currently believes the possibility that the clawback provisions will become effective is remote.

Goodwill and Other Intangibles

Goodwill represents the excess of cost over the fair value of the net tangible assets and identifiable intangible assets of businesses acquired. APC evaluates each of its reporting units with goodwill during the fourth quarter of each fiscal year or more frequently if impairment indicators arise.

APC’s other intangible assets consist principally of technology and licensed patent rights relating to uninterruptible power supply technology. APC amortizes such assets over their respective estimated useful lives. There are no expected residual values related to APC’s intangible assets. APC reviews such assets for impairment in accordance with the provisions of Statement of Financial Accounting Standards No. 144, Impairment on Disposal of Long-Lived Assets. Statement 144 requires recognition of an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows. An impairment loss is measured as the difference between the carrying amount and fair value of the asset. APC evaluates its other intangible assets if impairment indicators arise.

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

Warranties

APC offers limited warranties ranging from one to three years varying by product. The provision for potential liability resulting from warranty claims is made at the time that related revenue is recognized, based on historical patterns of returns and contractual provisions in accordance with the provisions of Statement of Financial Accounting Standards No. 48, Revenue Recognition When Right of Return Exists, and U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 104. Customers can extend the basic warranty period of select products, at an additional charge, for a period of one or three additional years. Recognition of revenue associated with extended warranty programs commences on the date the extended warranty becomes effective and is recognized ratably over the extended warranty period. In addition, APC offers an Equipment Protection Policy in the U.S., Canada, and Europe. Depending on the model and country, the policy provides up to $150,000, £50,000, or €100,000 for repair or replacement of customers’ hardware should a surge or lightning strike pass through an APC unit. Other restrictions also apply. Customers can also register the ProtectNet line of data line surge suppressors for a “Double-Up” Supplemental Equipment Protection Policy, under which the total recoverable limit under the Equipment Protection Policy may be doubled (U.S. and Canada only). Most surge suppressor products come with a lifetime product warranty. Except in relation to the product recall discussed below, APC has generally experienced satisfactory field operating results, and warranty and Equipment Protection Policy costs incurred to date have not had a significant impact on APC’s results of operations.

In early 2003, APC announced a product recall of Back-UPS CS 350 and 500 models. APC’s methodology for estimating costs associated with this product recall involved estimating future costs to be incurred to replace the recalled products based on expected returns and the costs to conduct the recall, particularly repair and transportation costs; also refer to Note 7.

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

Deferred income taxes have not been provided for the undistributed earnings of APC’s foreign subsidiaries which aggregated approximately $252 million at December 31, 2005. APC plans to reinvest all such earnings for future expansion. If such earnings were distributed, taxes would increase by approximately $73 million. Additionally, APC has tax holidays in China and India which reduce or eliminate the income taxes paid in those countries. Based on the currently enacted regular corporate income tax rates in these countries, the benefit to APC of these tax holidays was approximately $10.9 million, or $0.05 per diluted share, for the year ended December 31, 2005; $7.2 million, or $0.04 per diluted share, for the year ended December 31, 2004; and $10.2 million, or $0.05 per diluted share, for the year ended December 31, 2003.

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

	2005	2004	2003
	(In thousands)
Basic weighted average shares outstanding	194,078	196,799	197,402
Net effect of dilutive potential common shares outstanding based on the treasury stock method using the average market price	5,720	4,859	4,115
Diluted weighted average shares outstanding	199,798	201,658	201,517
Antidilutive potential common shares excluded from the computation above	569	2,945	3,133

Stock-Based Compensation

On June 10, 2004, APC’s shareholders approved APC’s 2004 Long-Term Incentive Plan (2004 LTI Plan), which replaced the 1997 Stock Option Plan. At December 31, 2005, APC had one active stock-based compensation plan, the aforementioned 2004 LTI Plan, and an employee stock purchase plan (ESPP), which are described more fully in Note 9. As permitted by Statement of Financial Accounting Standards No. 123 as amended by No. 148, Accounting for Stock-Based Compensation, APC accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost related to stock options is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if APC had applied the fair value recognition provisions of Statement 123 to stock-based employee compensation:

		2005	2004	2003
		(In thousands except per share amounts)
Net income	As reported	$144,081	$181,455	$176,938
Add: Compensation expense recognized during the period, net of related tax effects		6,898	1,511	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	Pro forma	(13,798)	(11,647)	(23,175)
Net income	Pro forma	$137,181	$171,319	$153,763
Basic earnings per share	As reported	$0.74	$0.92	$0.90
	Pro forma	$0.71	$0.87	$0.78
Diluted earnings per share	As reported	$0.72	$0.90	$0.88
	Pro forma	$0.69	$0.85	$0.76

The pro forma effect on net income for 2005, 2004 and 2003 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to stock option grants made prior to 1995. The weighted average fair value of stock options granted during 2005, 2004 and 2003 was $9.51, $10.93, and $8.18, respectively. APC estimates the fair value of each option as of the date of grant using the Black-Scholes pricing model with the following weighted average assumptions used for grants in 2005, 2004 and 2003:

	2005	2004	2003
Expected volatility	45%	64%	67%
Dividend yield	2%	2%	2%
Risk-free interest rate	4.3%	3.6%	2.5%
Expected life	5 years	6 years	5 years

Restricted Stock Units.   In addition, under APC’s 2004 Long-Term Incentive Plan, APC’s Compensation and Stock Option Committee of the Board of Directors approved the award of restricted stock units (RSU’s) as follows:

		Weighted Average
Date Approved	RSU’s	Fair Value per unit
December 29, 2005	193,000	$22.32
November 30, 2005	19,000	$22.41
October 12, 2005	20,000	$24.05
September 19, 2005	212,750	$25.93
June 30, 2005	20,000	$23.59
June 23, 2005	50,000	$24.35
October 25, 2004	951,825	$16.25

Under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, approximately $8.8 million and $2.0 million of stock-based employee compensation cost was reflected in net income and paid-in capital for such units in fiscal years 2005 and 2004, respectively. Under the 2004 LTI Plan, if APC awards a dividend on its common stock prior to the vesting date of an RSU, the holder of the restricted stock unit would be entitled to receive on the vesting date a dividend equivalent payment. Dividend equivalents are recognized as compensation expense when the dividend is declared. The RSU awards will vest, and the underlying common stock will concurrently issue, ratably over four years, whereby the units granted will vest 25% on June 30 in the year following the date approved, and 25% on June 30 of each year thereafter.

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

Share-Based Payment.   In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, which is a revision of Statement No. 123 as amended by No. 148, Accounting for Stock-Based Compensation. Statement No. 123R supercedes APB Opinion No. 25. Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative.

As permitted by Statement 123, until December 31, 2005 APC accounted for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. Accordingly, the adoption of Statement 123R’s fair value method will have a significant impact on APC’s results of operations, although it will have no impact on APC’s overall financial position. Effective January 1, 2006, we adopted FAS 123R using the modified prospective basis. This method requires us to apply the provisions of Statement 123R to any awards that are unvested on the effective date and to any new awards. Under this method, we will not be required to restate prior periods. Compensation cost for the unvested awards will be recognized over the remaining service period using the compensation cost calculated for our pro forma disclosures under Statement 123, adjusted for estimated forfeitures. The pro forma earnings impact of stock-based compensation expense on our results of operations for the years 2005, 2004 and 2003 is described above. It is important to note that such pro forma disclosures are not necessarily indicative of the potential impact of recognizing compensation cost for share-based payments under Statement 123R in future periods.

Advertising Costs

Advertising costs are expensed as incurred and reported in marketing, selling, general, and administrative expenses in the accompanying consolidated statements of income. Such costs of advertising, advertising production, trade shows, and other activities are designed to enhance demand for APC’s products. Advertising costs were $52.5 million in 2005, $50.4 million in 2004, and $46.8 million in 2003. There are no capitalized advertising costs in the accompanying consolidated balance sheets.

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

2.   Acquisition

NetBotz, Inc.

Early in the fourth quarter of 2005, APC completed the acquisition of privately held NetBotz, Inc., a leader in IP-based environmental and video monitoring solutions, for $31 million in cash plus direct costs of the acquisition (including $3.875 million of escrowed consideration to be paid over a period of 18 months from the date of acquisition). APC’s cash outlays associated with this acquisition were financed from operating cash. At December 31, 2005, the excess of the purchase price over the estimated fair value of the tangible and intangible net assets acquired has been included in goodwill. The acquisition has been accounted for as a purchase and, accordingly, NetBotz’s results of operations are included in APC’s consolidated financial statements from the date of acquisition.

3.   Investments

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(In thousands)
At December 31, 2005
Available-for-sale
Auction rate securities	$ 369,481	$ —	$ —	$ 369,481
Variable rate demand obligations	136,700	—	—	136,700
Equity investments	481	81	—	562
	506,662	81	—	506,743
Held-to-maturity
U.S. government agency securities	5,000	—	(28)	4,972
	5,000	—	(28)	4,972
	$ 511,662	$ 81	$ (28)	$ 511,715
At December 31, 2004
Available-for-sale
Auction rate securities	$ 202,075	$ —	$ —	$ 202,075
Equity investments	506	—	—	506
	202,581	—	—	202,581
Held-to-maturity
Certificates of deposit	127,241	—	—	127,241
Corporate bonds and notes	283,573	6	(1)	283,578
U.S. government agency securities	35,000	—	(106)	34,894
	445,814	6	(107)	445,713
	$ 648,395	$ 6	$ (107)	$ 648,294

Proceeds from the sales of investment securities available-for-sale were $2.425 billion in 2005, $2.919 billion in 2004, and $3.133 billion in 2003; gross realized losses were approximately $575,000 in 2003.

At December 31, 2005 and 2004, APC’s held-to-maturity investments included $5.0 million and $440.3 million, respectively, with contractual maturities of one year or less, and at December 31, 2004, $5.5 million with contractual maturities between one to two years. At December 31, 2005, APC had no held-to-maturity investments with contractual maturities longer than one year. At December 31, 2005 and 2004, APC’s available-for-sale auction rate debt securities (ARS’s) included $364.5 million and $95.0 million, respectively, with contractual maturities between approximately 1 to 42 years. At December 31, 2005, APC’s available-for-sale variable rate demand obligations (VRDN’s) included $136.7 million with contractual maturities between 13 and 33 years. Both the ARS’s and VRDN’s resemble short-term instruments because they contain features (i.e., interest rate reset and put options, respectively) that allow for the sale of the instrument on a predetermined schedule ranging from 7 to 49 days depending on the type of instrument and its particular features.

4.      Accounts Receivable

Accounts receivable are generally not concentrated in any geographic region or industry. Collateral is usually not required except for certain international transactions for which APC requires letters of credit to secure payment. A majority of U.S. and international customer balances are covered by receivables insurance. APC estimates an allowance for doubtful accounts based on the credit worthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could affect APC’s estimate of its bad debts.

5.      Inventories

	December 31, 2005	December 31, 2004
	(In thousands)
Raw materials	$ 215,260	$ 212,883
Work in process	17,227	9,382
Finished goods	309,336	243,662
Total inventories	$ 541,823	$ 465,927

6.      Goodwill and Other Intangible Assets

At December 31, 2005 and 2004, goodwill of $15.8 million and $7.2 million, respectively, was associated with the Small Systems segment. The increase in goodwill of $8.6 million was associated with APC’s fourth quarter 2005 acquisition of NetBotz, Inc. (also refer to Note 2).

Amortized intangible assets were as follows:

		December 31, 2005		December 31, 2004
Amortized Intangible Assets	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Technology	8 years	$ 87,319	$ 55,958	$ 81,040	$ 45,071
Customer lists	9 years	11,100	7,610	8,900	6,210
Tradenames	9 years	3,957	2,693	3,157	2,189
Total amortized intangible assets	8 years	$ 102,376	$ 66,261	$ 93,097	$ 53,470

Aggregate amortization expense related to APC’s other intangible assets for 2005, 2004 and 2003 was $12.8 million, $11.7 million, and $11.8 million, respectively. Estimated aggregated amortization for each of the next five succeeding fiscal years is $13.2 million for 2006, $11.1 million for 2007, $6.6 million for 2008, $2.6 million for 2009, and $1.2 million for 2010. There are no expected residual values related to these intangible assets.

7.      Warranty Liability and Product Recall

	Product Warranty Liability at Beginning of Year	Accruals for Product Warranties Issued During the Year	Adjustments to Accruals for Preexisting Warranties	Warranty Payments	Product Warranty Liability at End of Year
(In thousands)
2005	$ 13,092	$ 31,712	$ —	$ (31,532)	$ 13,272
2004	$ 11,709	$ 26,761	$ —	$ (25,378)	$ 13,092
2003	$ 27,183	$ 24,454	$ (5,500)	$ (34,428)	$ 11,709

In early 2003, APC announced a product recall due to potential safety issues. Approximately 2.1 million affected devices were recalled worldwide, with approximately 900,000 devices recalled in the United States, limited to two specific models in APC’s Back-UPS CS product line, the Back-UPS CS 350 and the Back-UPS CS 500, in both 120-volt and 230-volt models. As of December 31, 2005, APC had incurred approximately 93% of currently estimated total recall costs of $14.1 million. Our estimation of remaining recall costs is $1.0 million. We expect that future amounts will not differ materially from our current estimates.

8.      Income Taxes

Total federal, state, and foreign income tax expense (benefit) from continuing operations for the years ended December 31, 2005, 2004 and 2003 consists of the following:

	Current	Deferred	Total
	(In thousands)
2005
Federal	$ 34,413	$ (1,379)	$ 33,034
State	782	(1,610)	(828)
Foreign	32,799	(244)	32,555
	$67,994	$ (3,233)	$ 64,761
2004
Federal	$ (4,270)	$ 1,366	$ (2,904)
State	1,970	(1,974)	(4)
Foreign	35,986	(373)	35,613
	$33,686	$ (981)	$ 32,705
2003
Federal	$ 32,880	$ (7,284)	$ 25,596
State	7,938	166	8,104
Foreign	28,748	(281)	28,467
	$69,566	$ (7,399)	$ 62,167

Income tax expense attributable to continuing operations amounted to $64.8 million in 2005, $32.7 million in 2004, and $62.2 million in 2003, (effective rates of 31.0%, 15.3%, and 26.0%, respectively). The actual expense for 2005, 2004 and 2003 differs from the “expected” tax expense (computed by applying the U.S. statutory federal corporate tax rate of 35% to earnings before income taxes) as follows:

	2005	2004	2003
	(In thousands)
Computed “expected” tax expense	$ 73,095	$ 74,956	$ 83,687
State income taxes, net of federal income tax benefit	615	(2,263)	6,702
Foreign earnings taxed at rates lower than U.S. statutory rate (principally Ireland and the Philippines)	(27,154)	(18,515)	(29,112)
Extraterritorial income exclusion	(152)	(1,102)	(1,740)
Resolution of tax contingencies	(1,372)	(20,860)	—
American Jobs Creation Act repatriation, including state taxes	19,860	—	—
Other	(131)	489	2,630
	$ 64,761	$ 32,705	$ 62,167

In fiscal 2005, the tax rate included the impact of non-recurring tax expense associated with the American Jobs Creation Act of approximately $19.9 million, which increased the provision for taxes by approximately $0.10 per share. Excluding this adjustment, our tax rate for the year would have been 21.5%.

In fiscal 2004, the tax rate benefited from net favorable adjustments to previously estimated liabilities of $20.8 million, which decreased the provision for taxes by approximately $0.10 per share. Excluding these adjustments, our tax rate for the year would have been 25.0%. The most significant favorable adjustments related to the resolution of an IRS audit through 2002.

The domestic and foreign components of earnings before income taxes were $(20.5) million and $229.3 million, respectively, for 2005; $11.9 million and $202.3 million, respectively, for 2004; and $51.9 million and $187.2 million, respectively, for 2003. Total income tax expense for the years ended December 31, 2005, 2004 and 2003 was allocated as follows:

	2005	2004	2003
	(In thousands)
Income from continuing operations	$64,761	$32,705	$62,167
Shareholders’ equity, for compensation expense for tax purposes in excess of amounts recognized for financial statement purposes	(14,845)	(4,942)	(6,749)
Shareholders’ equity, for unrealized loss in investments	—	—	—
	$49,916	$27,763	$55,418

At December 31, 2005 and 2004, deferred income tax assets and liabilities result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. The sources and tax effects of these temporary differences are presented below:

	2005	2004
	(In thousands)
Deferred tax assets
Intangible assets	$28,592	$26,981
Intercompany inventory profits	15,150	11,737
Inventory obsolescence reserve	13,799	10,777
Accrual for compensation and compensated absences	8,576	11,507
Deferred revenue	3,509	2,911
Allowance for doubtful accounts	2,656	3,240
Allowances for sales and marketing programs	3,245	3,335
Reserve for warranty and product recall costs	3,850	3,894
Additional costs inventoried for tax purposes	2,021	2,495
Net operating losses and tax credits	20,714	6,149
Other	8,656	8,340
Total gross deferred tax assets	110,768	91,366
Less valuation allowance	(8,202)	(5,661)
Net deferred tax assets	102,566	85,705
Deferred tax liabilities
Excess of tax over financial statement depreciation	10,106	12,548
Other	4,805	2,901
Total deferred tax liabilities	14,911	15,449
Net deferred income taxes	$87,655	$70,256

In assessing the realizability of deferred tax assets, APC considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2005 and 2004, APC provided a valuation allowance on certain of its deferred tax assets, primarily consisting of net operating losses generated in 2005, 2004 and 2003 for the start up and continuing operations of Brazilian operations, because of uncertainty regarding their realizability.

American Jobs Creation Act of 2004—Repatriation of Foreign Earnings.

The American Jobs Creation Act of 2004 repealed the tax code’s extraterritorial income (ETI) exclusion in response to the World Trade Organization’s challenge that the ETI exclusion was a prohibited tax subsidy. The Act replaced the ETI exclusion with a 3% domestic deduction for domestic production activities effective for APC’s 2005 tax year. The Act also provided for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction results in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by a company’s chief executive officer and approved by its board of directors. Certain other criteria in the Jobs Act must be satisfied as well. The maximum amount of APC’s foreign earnings that qualified for the temporary deduction was $500 million. During the fourth quarter of 2005, APC’s Chief Executive Officer and Board of Directors approved a domestic reinvestment plan, as required by the Jobs Act, to repatriate $500 million in foreign earnings in 2005. APC recorded $19.9 million, or $0.10 per share, additional tax expense related to this dividend repatriation made in the fourth quarter. No qualifying distributions were made during 2004.

9.   Stock-Based Compensation

At December 31, 2005, APC had one active stock-based compensation plan and an employee stock purchase plan, described below.

Stock-based Compensation Plans

On June 10, 2004, APC’s shareholders approved APC’s 2004 Long-Term Incentive Plan (2004 LTI Plan), which replaced APC’s 1997 Stock Option Plan (1997 Plan). The 2004 LTI Plan will enable APC to utilize shares previously not distributed under the 1997 Plan. No further grants will be made from the 1997 Plan. Awards under the 2004 LTI Plan may be in the form of incentive stock options, non-qualified stock options, restricted stock, restricted stock units, performance restricted stock, performance restricted stock units, or any other equity-based interests as the Compensation Committee of APC’s Board of Directors shall determine. The number of shares of common stock that may be delivered in satisfaction of awards granted under the 2004 LTI Plan shall be equal to (a) the number of shares of common stock that remain available for grant under the 1997 Plan as of June 10, 2004, plus (b) any shares of common stock underlying outstanding awards under the 1997 Plan that after June 10, 2004 expire or terminate without being exercised or that would otherwise again become available for issuance under the 1997 Plan, and in no event shall exceed an aggregate of 15 million shares.

On April 21, 1997, APC’s shareholders approved the 1997 Stock Option Plan and on June 19, 1987 approved the 1987 Stock Option Plan (collectively the 1997 and 1987 Plans). The 1997 and 1987 Plans authorized the grant of options for up to 12.0 million shares and 21.6 million shares, respectively, of common stock. On June 11, 2002 and May 7, 1999, APC’s shareholders authorized an additional 9.5 million shares and 12.0 million shares, respectively, under the 1997 Stock Option Plan, resulting in an aggregate of 33.5 million shares available for grant under the 1997 Stock Option Plan.

At December 31, 2005 and 2004, there were 9.8 million shares and 10.3 million shares, respectively, available for future grants under the 2004 LTI Plan.

Options granted under APC’s stock-based compensation plans are either (a) options intended to constitute incentive stock options (ISOs) under the Internal Revenue Code of 1986 (the Code) or (b) non-qualified options. Incentive stock options may be granted under the Plans to employees or officers of APC. Non-qualified options may be granted to consultants, directors (whether or not they are employees), employees or officers of APC.

ISOs granted under APC’s stock-based compensation plans may not be granted at a price less than the fair market value of the common stock on the date of grant (or 110% of fair market value in the case of employees or officers holding 10% or more of the voting stock of APC). The aggregate fair market value of shares, for which ISOs granted to any employee are exercisable for the first time by such employee during any calendar year (under all stock option plans of APC and any related corporation), may not exceed $100,000. Non-qualified options granted under the Plan may not be granted at a price less than the lesser of (a) the book value per share of common stock as of the end of the fiscal year of APC immediately preceding the date of such grant, or (b) 50% of the fair market value of the common stock on the date of grant.

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

On April 21, 1997, APC’s shareholders approved the 1997 Non-employee Director Stock Option Plan and on May 20, 1993 approved the 1993 Non-employee Director Stock Option Plan (collectively the Director Plans). The 1997 and 1993 Director Plans authorized the grant of options for up to 400,000 shares and 80,000 shares of common stock, respectively. In 2005, 2004 and 2003, all non-employee directors were entitled to participate in the 1997 Non-Employee Director Stock Option Plan, with each receiving no option grants in 2005 and 2004, and grants of options as of February 12, 2003 for 20,000 shares at an exercise price of $15.00.

Options granted under the 1997 Director Plan, and the options granted on August 9, 2001 under the 1997 Stock Option Plan, vest 25% at the end of the second year and 9.375% at the end of each six month period thereafter. Options granted under the 1993 Director Plan vested 25% at the end of the first year and 25% annually thereafter.

Options granted under all stock-based compensation plans after January 1, 1993 expire not more than ten years from the date of grant (five years in the case of ISOs granted to ten percent shareholders). The outstanding options at December 31, 2005 expire at various dates through 2015. Options granted terminate within a specified period of time following termination of an optionee’s employment or position as a director or consultant with APC.

A summary of the status of stock options outstanding under APC’s stock-based compensation plans as of December 31, 2005, 2004 and 2003, and changes during the years ending on those dates is presented below:

	2005		2004		2003
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
	(Shares in thousands)
Outstanding at beginning of year	15,081	$15.04	16,182	$14.64	20,184	$14.27
Granted	400	$24.85	531	$20.47	249	$16.22
Exercised	(3,327)	$13.77	(1,582)	$12.42	(3,340)	$12.57
Terminated	(397)	$16.18	(50)	$17.61	(911)	$14.43
Outstanding at end of year	11,757	$15.69	15,081	$15.04	16,182	$14.64
Exercisable at end of year	9,980	$15.56	12,220	$15.43	10,791	$15.41

The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable	Weighted Average Exercise Price
	(Shares in thousands)
$ 4.56 - $ 6.82	49	0.5	$4.56	49	$4.56
$ 6.83 - $11.69	2,918	5.4	$10.65	2,068	$10.50
$11.70 - $17.71	5,593	4.0	$14.12	5,402	$14.09
$17.72 - $25.93	3,083	5.6	$22.93	2,351	$22.91
$25.94 - $31.13	114	4.1	$30.47	110	$30.49
	11,757	4.8	$15.69	9,980	$15.56

Stock Purchase Plan

On April 21, 1997, APC’s shareholders approved an Employee Stock Purchase Plan (the Plan) to provide substantially all employees an opportunity to purchase shares of its common stock through payroll deductions, in an aggregate amount up to 10% of eligible compensation. Semiannually, participant account balances are used to purchase shares of stock at the lesser of 85% of the fair market value of shares on the grant date or the exercise date. The aggregate number of shares purchased by an employee may not exceed 3,000 shares annually (subject to limitations imposed by the Internal Revenue Code). The employee stock purchase plan expires on February 11, 2007. A total of 2.0 million shares are available for purchase under the Plan. During 2005, under the Plan, 69,789 shares were issued at $18.17 per share and 69,214 shares were issued at $16.78 per share. During 2004, under the Plan, 70,827 shares were issued at $15.81 per share and 64,772 shares were issued at $15.95 per share. During 2003, under the Plan, 77,171 shares were issued at $11.64 per share and 68,331 shares were issued at $13.51 per share.

Restricted Stock Units

Also under the aforementioned 2004 LTI Plan, APC’s Compensation and Stock Option Committee of the Board of Directors approved the award of restricted stock units (RSU’s). A summary of the status of RSU’s as of December 31, 2005 and 2004, and changes during the years ending on those dates is presented below:

	2005		2004
	RSU’s	Weighted Average Market Value	RSU’s	Weighted Average Market Value
	(Shares in thousands)
Outstanding at beginning of year	952	$16.25	—	$—
Granted	515	$24.13	952	$16.25
Vested	(233)	$16.25	—	$—
Terminated	(97)	$16.25	—	$—
Outstanding at end of year	1,137	$19.82	952	$16.25

Under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, approximately $8.8 million and $2.0 million of stock-based employee compensation cost was reflected in net income and paid-in capital for such units in fiscal years 2005 and 2004, respectively. Under the 2004 LTI Plan, if APC awards a dividend on its common stock prior to the vesting date of an RSU, the holder of the restricted stock unit would be entitled to receive on the vesting date a dividend equivalent payment. Dividend equivalents are recognized as compensation expense when the dividend is declared. The RSU awards will vest, and the underlying common stock will concurrently issue, ratably over four years, whereby the units granted will vest 25% on June 30 in the year following the date approved, and 25% on June 30 of each year thereafter.

10.   Retirement Benefits

Employee Savings Plan

On May 1, 1997, APC established an employee savings plan (the Savings Plan) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code of 1986, as amended, covering substantially all North American employees. The Savings Plan allows eligible employees to contribute up to 15% of their compensation on a pre-tax basis subject to certain limitations. APC matches, with its common stock, 100% of the first 3% of employee contributions plus 50% of the next 3% of employee contributions. Employees are fully vested in their employer matching contributions. Employees may diversify employer matching contributions to other investment options available under the Savings Plan. Effective July 1, 2003, APC’s Employee Stock Ownership Plan (ESOP) covering substantially all employees in North America was merged into the Savings Plan.

Employee Stock Ownership Plans

At December 31, 2005, APC had a noncontributory ESOP covering substantially all employees in Ireland. Contributions to the ESOP are based on a percentage of eligible compensation and are determined by APC’s Board of Directors at its discretion, subject to the limitations established by Ireland tax laws. The Ireland ESOP held 102,350, 155,094, and 167,766 shares of common stock at December 31, 2005, December 31, 2004, and December 31, 2003, respectively. No shares were contributed to the ESOP in 2005, 2004 or 2003.

APC also contributes to Company sponsored and government sponsored pension and retirement programs in several foreign locations.

APC’s pension and retirement benefit contributions in 2005, 2004 and 2003 amounted to approximately $10.3 million, $11.2 million, and $10.4 million, respectively.

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

Small Systems.   The Small Systems segment develops power devices and accessories for servers and networking equipment commonly used in local area and wide area networks and for personal computers and sensitive electronics. Major product offerings include the Back-UPS, Smart-UPS, and Symmetra Power Array single-phase family of UPSs. Additionally, select components of APC’s InfraStruXure systems are included in the Small Systems segment. Also included are SurgeArrest surge suppressors as well as cabling and connectivity products. Additional accessories and management tools are offered to enhance the performance of these networks, including APC’s PowerChute software, NetShelter server enclosures and power distribution units. Products are sold to home and commercial users primarily through an indirect selling model consisting of computer distributors and dealers, value-added resellers, mass merchandisers, catalog merchandisers, E-commerce vendors, and strategic partnerships.

Large Systems.   The Large Systems segment provides systems, products and services that primarily provide back-up power, power distribution and cooling for data centers, facilities, and communications equipment for both commercial and industrial applications. Product offerings include major components of InfraStruXure systems, Silcon UPSs, NetworkAIR precision cooling equipment, DC and broadband power systems, and APC Global Services. Products, systems and services are sold to commercial users through both a direct and indirect selling model consisting of value-added resellers and strategic partnerships. Additionally, APC utilizes manufacturer representatives to identify and secure projects.

“Other” Segment.   The “Other” segment principally consists of desktop and notebook computer accessories and replacement batteries. The distribution model of products in the “Other” segment is consistent with that of the Small Systems segment.

APC measures the profitability of its segments based on gross margin. Segment gross margins exclude certain expenses which are managed outside the reportable segments. Costs excluded from segment profit are operating expenses, primarily consisting of R&D, selling and corporate expenses, and income taxes. In addition, our 2004 excess inventory provision, a charge in 2003 associated with the settlement of a claim for the infringement of intellectual property; and a credit in 2003 associated with the update of a 2002 product recall provision have not been allocated to our operating segments, but rather have been classified as indirect operating expenses for segment reporting consistent with our classification for our internal financial reporting. Expenditures for additions to long-lived assets are not tracked or reported by the operating segments, although depreciation expense is allocated to and reported by the operating segments.

APC closely monitors the credit worthiness of its customers, adjusting credit policies and limits as deemed necessary. Two computer distributor customers, Tech Data Product Management and Ingram Micro, accounted for approximately 16.5% and 8.8%, respectively, of net sales in 2005, 12.7% and 8.9%, respectively, of net sales in 2004, and 14.1% and 10.0%, respectively, of net sales in 2003. The majority of our sales to Tech Data Product Management and Ingram Micro are included in the Small Systems segment.

Summary operating segment information is as follows:

	2005	2004	2003
	(In thousands)
Segment net sales
Small Systems	$1,467,173	$1,299,816	$1,146,799
Large Systems	429,047	322,148	240,007
Other	70,507	66,070	69,142
Total segment net sales	1,966,727	1,688,034	1,455,948
Shipping and handling revenues	12,805	11,843	8,850
Total net sales	$1,979,532	$1,699,877	$1,464,798
Segment profits
Small Systems	$648,624	$626,724	$552,291
Large Systems	83,026	63,590	48,480
Other	41,090	40,425	40,277
Total segment profits	772,740	730,739	641,048
Shipping and handling net costs	53,615	37,343	30,237
Provision for excess inventory	—	11,500	—
Provision for intellectual property infringement claim	—	—	4,000
Product recall update	—	—	(5,500)
Other indirect operating expenses	532,160	477,447	383,196
Other income, net	21,877	9,711	9,990
Earnings before income taxes	$208,842	$214,160	$239,105
Segment depreciation
Small Systems	$12,930	$14,488	$15,607
Large Systems	7,983	6,303	5,500
Other	207	262	412
Total segment depreciation	21,120	21,053	21,519
Corporate	17,169	15,773	14,100
Total depreciation	$38,289	$36,826	$35,619

Summary geographic information is as follows:

	2005	2004	2003
	(In thousands)
Net sales
United States	$894,859	$751,685	$658,672
North and Latin America excluding United States	126,970	91,308	78,852
Europe, Middle East, and Africa	591,382	547,246	467,150
Far East	366,321	309,638	260,124
Total net sales	$1,979,532	$1,699,877	$1,464,798

Sales are attributed to geographic regions based on location of customer. No individual foreign country is greater than 10% of total net sales.

	2005	2004	2003
	(In thousands)
Capital expenditures
United States	$27,612	$16,545	$10,809
Ireland	1,808	2,781	1,218
Denmark	809	1,064	2,165
Other Europe	3,220	1,160	1,176
India	8,731	4,569	2,616
Philippines	3,582	1,699	1,332
China	2,754	809	1,307
Other Far East	296	356	431
Latin America	352	306	555
Total capital expenditures	$49,164	$29,289	$21,609
Long-lived assets
United States	$101,489	$80,609	$128,537
Europe	49,913	65,122	86,323
Philippines	33,761	33,190	36,315
Other Far East	34,099	26,047	25,022
Latin America	4,341	4,857	5,578
Total long-lived assets	$223,603	$209,825	$281,775

12.   Litigation

As previously reported in APC’s Form 10-Q for the quarters ended March 27, 2005, June 26, 2005, and September 25, 2005, on February 5, 2004, Liebert Corporation and Zonatherm Products, Inc., Liebert’s sales representative firm in the Chicago area, filed a lawsuit in the Circuit Court of Cook County, Illinois, Chancery Division (the “Circuit Court”) against APC, Aerico, LLC, a sales representative firm formed by former employees of Zonatherm Products, and the former employees of Zonatherm Products who formed Aerico, LLC. The lawsuit alleged willful violation of the Illinois Trade Secrets Act, tortious interference with contract, tortious interference with prospective economic advantage, civil conspiracy and conspiracy to breach fiduciary duties. Liebert and Zonatherm are seeking compensatory and punitive damages and injunctive relief. On February 18, 2004, the Circuit Court denied plaintiffs’ motion for a temporary restraining order. On July 16, 2004, the Circuit Court dismissed without prejudice all claims except the Illinois Trade Secret Act claim. On August 6, 2004, plaintiffs filed a second amended complaint reasserting the claims dismissed by the Circuit Court on July 16, 2004. On August 20, 2004, the Circuit Court denied plaintiffs’ motion for preliminary injunction as to violation of the Illinois Trade Secrets Act. On September 21, 2004, plaintiffs filed a Notice of Appeal of the August 20, 2004 ruling with the Illinois Appellate Court. On January 12, 2005, the Circuit Court dismissed without prejudice all claims against APC except the Illinois Trade Secret Act claim. On March 1, 2005 the Illinois Appellate Court issued an opinion on the appeal pursuant to which it affirmed the Circuit Court on the issue of the non-trade secret nature of plaintiffs’ customer lists, and remanded the matter for the Circuit Court to enter an injunction against one of the individual former employees of Zonatherm from using certain pricing books.

On March 16, 2005, plaintiffs filed a third amended complaint reasserting claims substantially similar to those dismissed by the Circuit Court in its January 12, 2005 ruling. On May 19, 2005, APC filed a motion to dismiss plaintiffs’ third amended complaint. On May 24, 2005, the Circuit Court issued a preliminary injunction against one of the former employees of Zonatherm enjoining him from using certain of plaintiffs’ pricing books. No injunction was issued against APC. On June 30, 2005, plaintiffs filed an appeal with the Illinois Appellate Court seeking to expand the scope of the Circuit Court’s injunction. On August 23, 2005, the Illinois Appellate Court reversed in part the Circuit Court’s entry of a preliminary injunction and directed the trial court to further enjoin the former Zonatherm employee from contacting customers on plaintiffs’ customer contact list. Again, no injunction was entered against APC. On September 12, 2005, the Circuit Court dismissed without prejudice all counts in plaintiffs’ third amended complaint alleged against APC, except for plaintiffs’ claims for violation of the Illinois Trade Secret Act and for conspiracy to breach fiduciary duties. On February 2, 2006, after an unsuccessful appeal by the former Zonatherm employee to the Illinois Supreme Court, the Circuit Court entered the injunction against the former Zonatherm employee as directed by the August 23, 2005 Order from the Appellate Court. No injunction has been entered against APC.

On March 7, 2006, plaintiffs voluntarily dismissed all counts of their complaint against APC, without prejudice to plaintiffs’ right to seek to refile their claims against APC until March 8, 2007. Plaintiffs also dismissed their claims against the other defendants pursuant to the terms of a settlement agreement among plaintiffs and the other defendants. APC is not a party to that settlement agreement.

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

14.   Commitments

APC has several non-cancelable operating leases, primarily for warehousing and office space, expiring at various dates through 2019. These leases contain renewal options for periods ranging from one to 14 years and require APC to pay its proportionate share of utilities, taxes, and insurance. Rent expense under these leases for 2005, 2004 and 2003 was $10.4 million, $9.6 million, and $8.4 million, respectively.

Future minimum lease payments under these non-cancelable leases are: 2006—$9.4 million; 2007—$7.7 million; 2008—$5.9 million; 2009—$4.6 million; 2010—$1.8 million, and $2.7 million thereafter.

15.   Contingencies

APC has agreements with the Industrial Development Authority of Ireland (IDA) under which it receives grant monies for costs incurred for machinery, equipment, and building improvements for its Galway and Castlebar facilities equal to 40% and 60%, respectively, of such costs up to a maximum of $13.1 million for Galway and $1.3 million for Castlebar. Such grant monies are subject to APC meeting certain employment goals and maintaining operations in Ireland until termination of the respective agreements. The total cumulative amounts of capital grant claims submitted and received through December 31, 2005 for the Galway facility were approximately $12.0 million and $12.0 million, respectively. The total cumulative amount of capital grant claims submitted through December 31, 2005 for the Castlebar facility was $0.5 million; no capital grant claims had been received for the Castlebar facility. Under separate agreements with the IDA, APC receives direct reimbursement of training costs at its Galway and Castlebar facilities for up to $3,000 and $12,500, respectively, per new employee hired. The total cumulative amounts of training grant claims submitted and received through December 31, 2005 for the Galway facility were approximately $1.3 million and $1.3 million, respectively. The total cumulative amount of training grant claims submitted and received through December 31, 2005 for the Castlebar facility were approximately $1.4 million and $0.4 million, respectively.

APC also has an agreement with the IDA for a research and development (R&D) grant towards the costs of a project for the development of software products. The availability of the grant is contingent on meeting certain milestones in the progress of the project as well as meeting certain employment goals on the project within the Galway facility. The amount of grant assistance available on satisfaction of all conditions is 28% of the eligible expenditure to a maximum of €714,588. The total cumulative amount of R&D grant claims submitted through December 31, 2005 was $0.5 million; no R&D grant claims had been received.

In addition, APC executed agreements in 1994 with an unrelated company to acquire the 280,000 square foot manufacturing and distribution facility presently occupied in Galway, Ireland for one (1) Irish Pound (equivalent to approximately $1.50). As additional consideration for the facility, APC assumed a contingent liability of approximately €4.4 million (US$5.3 million) as part of APC’s agreement with the IDA. The contingent liability is canceled upon successful completion of the terms of the agreement.

16.   Quarterly Financial Data (Unaudited)

The following is a summary of quarterly results of operations in thousands except per share amounts:

	Q1	Q2	Q3	Q4
2005
Net sales	$408,003	$480,606	$512,289	$578,634
Gross profit	$164,451	$178,265	$188,656	$187,753
Net income	$36,045	$41,875	$48,675	$17,486
Basic earnings per share	$0.19	$0.22	$0.25	$0.09
Basic weighted average shares outstanding	192,422	193,438	194,890	195,444
Diluted earnings per share	$0.18	$0.21	$0.24	$0.09
Diluted weighted average shares outstanding	198,258	199,742	200,740	200,316
2004
Net sales	$351,751	$395,663	$441,671	$510,792
Gross profit	$149,092	$149,522	$176,686	$206,596
Net income	$34,678	$26,763	$67,166	$52,848
Basic earnings per share	$0.17	$0.13	$0.34	$0.28
Basic weighted average shares outstanding	199,903	200,234	195,925	191,660
Diluted earnings per share	$0.17	$0.13	$0.34	$0.27
Diluted weighted average shares outstanding	206,106	204,992	199,208	196,456

17.   Subsequent Events

Quarterly Cash Dividend

In February 2006, a quarterly dividend of $0.10 per share was declared, payable on March 15, 2006 to shareholders of record as of February 20, 2006. It is the intention of the Board of Directors to pay a comparable quarterly dividend on a going forward basis contingent upon continued capital availability and a determination that cash dividends continue to be in the best interests of APC and its shareholders.

Stock Repurchase Program

In February 2006, APC’s Board of Directors approved a stock repurchase program which authorizes up to $200 million to repurchase outstanding shares of APC’s common stock. The purchases would be made on the open market based on market and business factors. The duration of the repurchase program is two years but may be suspended or discontinued at any time without prior notice.

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

(B)        Report of Management regarding Internal Control over Financial Reporting.

APC’s management is responsible for establishing and maintaining adequate internal control over financial reporting. APC’s internal control system was designed to provide reasonable assurance to APC’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

APC’s management assessed the effectiveness of APC’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, management believes that, as of December 31, 2005, APC’s internal control over financial reporting is effective based on those criteria.

APC’s independent registered public accounting firm, KPMG LLP, has issued a report on our assessment of APC’s internal control over financial reporting. This report appears below.

(C) Attestation Report of the Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
American Power Conversion Corporation:

We have audited management’s assessment, included in the accompanying Report of Management regarding Internal Control over Financial Reporting, that American Power Conversion Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). American Power Conversion Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that American Power Conversion Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, American Power Conversion Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Power Conversion Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 8, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Providence, Rhode Island
March 8, 2006

68

(D)   Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during APC’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, APC’s internal control over financial reporting.

Part III

Item 10. Directors and Executive Officers of the Registrant

The information set forth under the captions “Number and Election of Directors,” “Corporate Governance” and “Section 16 Requirements” appearing in APC’s definitive Proxy Statement for the 2006 Annual Meeting of Shareholders is incorporated herein by reference. The information under the captions “APC’s Executive Officers” and “Corporate Governance” in Item 1 of this Form 10-K is incorporated herein by reference.

Our policy governing transactions in our securities by directors, officers and employees permits our officers, directors and employees to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. We have been advised that Neil E. Rasmussen, an executive officer and Director, and Emanuel E. Landsman, an executive officer and Director Emeritus, have each entered into a trading plan in accordance with Rule 10b5-1. We anticipate that, as permitted by Rule 10b5-1, some or all of our officers, directors and employees may establish trading plans in the future. We intend to disclose the names of executive officers and directors who establish a trading plan in compliance with Rule 10b5-1 in our future Annual Reports on Form 10-K filed with the U.S. Securities and Exchange Commission. However, we undertake no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan, other than in such current quarterly and annual reports as required by laws or regulations.

Code of Ethics.   APC has adopted a Code of Ethics and Business Conduct that applies to all of our employees, officers and directors (including our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions), and has posted the text of the Code of Ethics and Business Conduct on our web site at www.apc.com under the “Corporate Governance” link contained in the “Investors” section. We intend to disclose on this web site future amendments to certain provisions of our Code of Ethics and Business Conduct, and waivers of such provisions granted to our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions.

Item 11. Executive Compensation

The information set forth under the captions “Executive Compensation,” “Compensation of Directors,” “Report of the Compensation and Stock Option Committee,” “Employment Contract and Change-in-Control Agreements,” “Performance Graph” and “Section 16 Requirements” appearing in APC’s definitive Proxy Statement for the 2006 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the captions “Management and Principal Holders of Voting Securities” and “Equity Compensation Plan Information” appearing in APC’s definitive Proxy Statement for the 2006 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information set forth under the caption “Certain Relationships and Related Transactions” appearing in APC’s definitive Proxy Statement for the 2006 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information set forth under the caption “Ratification of Appointment of Independent Auditors” appearing in APC’s definitive Proxy Statement for the 2006 Annual Meeting of Shareholders is incorporated herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)           Documents filed as part of Form 10-K

1.                 Consolidated Financial Statements

APC’s consolidated financial statements have been included in Item 8 of this report.

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Income for each of the three years ended
December 31, 2005, 2004 and 2003

Consolidated Statements of Changes in Shareholders’ Equity for each of the three years ended
December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for each of the three years ended
December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

2.                 Consolidated Financial Statement Schedules

Schedule Number	Description	Page Number
II	Valuation and Qualifying Accounts and Reserves	76

Schedules other than those listed above have been omitted since they are either not required or the information required is included in the consolidated financial statements or the notes thereto.

KPMG LLP’s reports with respect to the above listed consolidated financial statements and consolidated financial statement schedule are included herein on pages 72 and 73.

3.                 Exhibit Listing

Exhibit Number	Description
3.01	Articles of Organization of APC, as amended
3.02	By-Laws of the registrant, as amended and restated
4.01	Shareholder Rights Agreement, dated as of September 2, 1999, between APC and BankBoston, N.A.
10.01	1987 Stock Option Plan of APC (X)
10.02	Form of Incentive Stock Option Agreement under APC’s 1987 Stock Option Plan (X)
10.03	Form of the Non-Qualified Stock Option Agreement under APC’s 1987 Stock Option Plan (X)
10.04	Employment Agreement dated June 16, 1986 between APC and Rodger B. Dowdell, Jr. (X)
10.05	Unsecured, non-committed line of credit agreement dated June 29, 1991 between APC and Rhode Island Hospital Trust National Bank
10.06	Unsecured, non-committed line of credit agreement dated December 30, 1991 between APC and Fleet National Bank
10.07	Amendment dated December 30, 1992 to line of credit agreement between APC and Fleet National Bank
10.08	Grant agreement dated February 16, 1994 between APC and Industrial Development Authority of Ireland
10.09	Contract for Sale dated January 31, 1994 between APC and Digital Equipment International
10.10	Management Agreement dated January 31, 1994 between APC and Digital Equipment International
10.11	License Agreement dated January 31, 1994 between APC (Grantor) and Digital Equipment International (Licensee)
10.12	Grant of Options Agreement dated January 31, 1994 between APC and Digital Equipment International
10.13	Memorandum Agreement dated January 31, 1994 between APC and Digital Equipment International
10.14	Letter Agreement dated June 22, 1995 to amend line of credit agreement dated December 30, 1991 by and between APC and Fleet National Bank
10.15	Letter Agreement dated October 11, 1995 to amend line of credit agreement dated December 30, 1991 by and between APC and Fleet National Bank
10.16	American Power Conversion Corporation B.V. Profit Sharing Scheme dated September 25, 1996 (X)
10.17	1997 Non-Employee Director Stock Option Plan of APC (X)
10.18	Amended and Restated 1997 Stock Option Plan of APC (X)
10.19	1997 Employee Stock Purchase Plan of APC (X)
10.20	Form of Change-in-Control Severance Agreement dated as of July 5, 2000 entered into by APC with each of Rodger B. Dowdell, Jr. and Neil E. Rasmussen. (X)
10.21	Form of Change-in-Control Severance Agreement dated as of July 5, 2000 entered into by APC with Aaron L. Davis, and dated as of February 7, 2001 entered into by APC with Edward M. Machala. (X)
10.22	2004 Long-Term Incentive Plan (X)

10.23	Form of Restricted Stock Unit Agreement (X)
10.24	Agreement, dated May 17, 2005, between APC and Donald M. Muir (10.1)(X)
10.25	Employment Agreement, dated May 13, 2005, between APC and Richard J. Thompson. (10.2)(X)
10.26	Change-in-Control Severance Agreement, dated July 11, 2005, between APC and Richard J. Thompson. (10.1)(X)
10.27	Form of Amendment to Change-in-Control Severance Agreement, dated July 29, 2005, between APC and each of Rodger B. Dowdell, Jr., Neil E. Rasmussen, Aaron L. Davis, and Edward W. Machala. (10.1)(X)
10.28	Agreement between APC and Edward D. Bednarcik. (10.1)(X)
21	Subsidiaries of APC
23	Consent of KPMG LLP
31.1

Certification of Rodger B. Dowdell, Jr., Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2

Certification of Richard J. Thompson, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1

Certification of Rodger B. Dowdell, Jr., Chief Executive Officer, pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2

Certification of Richard J. Thompson, Chief Financial Officer, pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(X)       Indicates a management contract or any compensatory plan, contract or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
American Power Conversion Corporation:

We have audited the accompanying consolidated balance sheets of American Power Conversion Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Power Conversion Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of American Power Conversion Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Providence, Rhode Island
March 8, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
American Power Conversion Corporation:

Under date of March 8, 2006, we reported on the consolidated balance sheets of American Power Conversion Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, which are contained in the Annual Report on Form 10-K for the year 2005. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule listed in Item 15(a)(2). This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Providence, Rhode Island
March 8, 2006

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN POWER CONVERSION CORPORATION

By:	/s/ RICHARD J. THOMPSON	Date: March 15, 2006
Richard J. Thompson,
Senior Vice President, Finance, and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the date indicated.

By:	/s/ RODGER B. DOWDELL, JR.	Date: March 15, 2006
Rodger B. Dowdell, Jr., Chairman, President, Chief Executive Officer and Director (principal executive officer)

By:	/s/ RICHARD J. THOMPSON	Date: March 15, 2006
Richard J. Thompson, Senior Vice President, Finance, and Chief Financial Officer (principal financial and accounting officer)

	/s/ NEIL E. RASMUSSEN	Date: March 15, 2006
Neil E. Rasmussen, Senior Vice President, Chief Technology Officer and Director

	/s/ ERVIN F. LYON	Date: March 15, 2006
Ervin F. Lyon, Director

	/s/ JAMES D. GERSON	Date: March 15, 2006
James D. Gerson, Director

/s/ JOHN G. KASSAKIAN	Date: March 15, 2006
John G. Kassakian, Director

/s/ JOHN F. KEANE, SR.	Date: March 15, 2006
John F. Keane, Sr. Director

/s/ ELLEN B. RICHSTONE	Date: March 15, 2006
Ellen B. Richstone Director

Schedule II

AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
Valuation and Qualifying Accounts and Reserves
For the years ended December 31, 2005, 2004 and 2003

Valuation accounts deducted from assets to which they apply:

	Balance at Beginning of Year	Charged to Costs and Expenses	Write Offs/ Allowances Taken	Balance at End of Year
	(In thousands)
Allowance for Doubtful Accounts Receivable
2005	$16,180	$2,242	$(3,427)	$14,995
2004	$18,987	$(1,500)	$(1,307)	$16,180
2003	$17,855	$5,279	$(4,147)	$18,987
Inventory Reserve
2005	$39,443	$12,061	$(2,944)	$48,560
2004	$38,766	$17,376	$(16,699)	$39,443
2003	$37,164	$6,600	$(4,998)	$38,766
Deferred Tax Asset Valuation Allowance
2005	$5,661	$2,541	$—	$8,202
2004	$3,518	$2,143	$—	$5,661
2003	$2,434	$1,084	$—	$3,518

AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit Number	Description	Page No.
3.01 (a)	Articles of Organization of the registrant, as amended (3.01)
3.02 (b)	By-Laws of the registrant, as amended and restated (3.1)
4.01 (c)	Shareholder Rights Agreement, dated as of September 2, 1999, between APC and BankBoston, N.A. (4.01)
10.01 (d)	1987 Stock Option Plan of the registrant (10.01) (X)
10.02 (d)	Form of Incentive Stock Option Agreement under the registrant’s 1987 Stock Option Plan (10.02) (X)
10.03 (d)	Form of the Non-Qualified Stock Option Agreement under the registrant’s 1987 Stock Option Plan (10.03) (X)
10.04 (d)	Employment Agreement dated June 16, 1986 between APC and Rodger B. Dowdell, Jr. (10.07) (X)
10.05 (e)	Unsecured, non-committed line of credit agreement dated June 29, 1991 between the registrant and Rhode Island Hospital Trust National Bank (10.19)
10.06 (e)	Unsecured, non-committed line of credit agreement dated December 30, 1991 between the registrant and Fleet National Bank (10.20)
10.07 (f)	Amendment dated December 30, 1992 to line of credit agreement between the registrant and Fleet National Bank (10.13)
10.08 (f)	Grant agreement dated February 16, 1994 between the registrant and Industrial Development Authority of Ireland (10.14)
10.09 (f)	Contract for Sale dated January 31, 1994 between the registrant and Digital Equipment International (10.15)
10.10 (f)	Management Agreement dated January 31, 1994 between the registrant and Digital Equipment International (10.17)
10.11 (f)	License Agreement dated January 31, 1994 between the registrant (Grantor) and Digital Equipment International (Licensee) (10.18)
10.12 (f)	Grant of Options Agreement dated January 31, 1994 between the registrant and Digital Equipment International (10.19)
10.13 (f)	Memorandum Agreement dated January 31, 1994 between the registrant and Digital Equipment International (10.20)
10.14 (g)	Letter Agreement dated June 22, 1995 to amend line of credit agreement dated December 30, 1991 by and between registrant and Fleet National Bank (10.1)
10.15 (h)	Letter Agreement dated October 11, 1995 to amend line of credit agreement dated December 30, 1991 by and between registrant and Fleet National Bank (10.1)
10.16 (i)	American Power Conversion Corporation B.V. Profit Sharing Scheme dated September 25, 1996 (10.20) (X)
10.17 (j)	1997 Non-Employee Director Stock Option Plan of the registrant (4.4) (X)
10.18 (k)	Amended and Restated 1997 Stock Option Plan of the registrant (X)
10.19 (j)	1997 Employee Stock Purchase Plan of the registrant (4.6) (X)

10.20 (l)	Form of Change-in-Control Severance Agreement dated as of July 5, 2000 entered into by APC with each of Rodger B. Dowdell, Jr. and Neil E. Rasmussen. (X) (10.24)
10.21 (l)	Form of Change-in-Control Severance Agreement dated as of July 5, 2000 entered into by APC with Aaron L. Davis, and dated as of February 7, 2001 entered into by APC with Edward M. Machala. (X) (10.25)
10.22 (m)	2004 Long-Term Incentive Plan (4.3) (X)
10.23 (n)	Form of Restricted Stock Unit Agreement (10.2) (X)
10.24 (o)	Agreement, dated May 17, 2005, between APC and Donald M. Muir (10.1)(X)
10.25 (p)	Employment Agreement, dated May 13, 2005, between APC and Richard J. Thompson (10.2)(X)
10.26 (q)	Change-in-Control Severance Agreement, dated July 11, 2005, between APC and Richard J. Thompson (10.1)(X)
10.27 (r)	Form of Amendment to Change-in-Control Severance Agreement, dated July 29, 2005, between APC and each of Rodger B. Dowdell, Jr., Neil E. Rasmussen, Aaron L. Davis, and Edward W. Machala (10.1)(X)
10.28 (s)	Agreement between APC and Edward D. Bednarcik (10.1)(X)
21	Subsidiaries of registrant	77
23	Consent of KPMG LLP	78
31.1	Certification of Rodger B. Dowdell, Jr., Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)	79
31.2	Certification of Richard J. Thompson, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)	80
32.1	Certification of Rodger B. Dowdell, Jr., Chief Executive Officer, pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)	81
32.2	Certification of Richard J. Thompson, Chief Financial Officer, pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)	82

(a)           Previously filed as an exhibit to APC’s Quarterly Report on Form 10-Q for the quarter year ended June 27, 1999 and incorporated herein by reference (File No. 1-12432). The number given in parenthesis indicates the corresponding exhibit in such Form 10-Q.

(b)          Previously filed as an exhibit to APC’s Current Report on Form 8-K, dated as of October 29, 2004, and incorporated herein by reference (File No. 1-12432). The number given in parenthesis indicates the corresponding exhibit in such Form 8-K.

(c)           Previously filed as an exhibit to APC’s Current Report on Form 8-K, dated as of September 3, 1999, which included as Exhibit A the Form of Rights Certificate, and as Exhibit B the Summary of Rights

to Purchase Common Stock, and incorporated herein by reference (File No. 1-12432). The number given in parenthesis indicates the corresponding exhibit in such Form 8-K.

(d)          Previously filed as exhibits to APC’s Registration Statement on Form S-18 dated July 1988 (File No. 33-22707-B).

(e)           Previously filed as an exhibit to APC’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference (File No. 0-17126). The number given in parenthesis indicates the corresponding exhibit in such Form 10-K.

(f)             Previously filed as an exhibit (Exhibit No. 22) to APC’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference (File No. 1-12432). The number given in parenthesis indicates the corresponding exhibit in such Form 10-K.

(g)           Previously filed as an exhibit to APC’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1995 and incorporated herein by reference (File No. 1-12432). The number given in parenthesis indicates the corresponding exhibit in such Form 10-Q.

(h)          Previously filed as an exhibit to APC’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995 and incorporated herein by reference (File No. 1-12432). The number given in parenthesis indicates the corresponding exhibit in such Form 10-Q.

(i)             Previously filed as an exhibit to APC’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference (File No. 1-12432). The number given in parenthesis indicates the corresponding exhibit in such Form 10-K.

(j)              Previously filed as exhibits to APC’s Registration Statement on Form S-8 dated July 31, 1997 (File No. 333-32563). The number given in parenthesis indicates the corresponding exhibit in such Form S-8.

(k)          Previously filed as an exhibit to APC’s Definitive Proxy Statement on Schedule 14A dated April 29, 2002 and incorporated herein by reference.

(l)             Previously filed as an exhibit to APC’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000 and incorporated herein by reference (File No. 1-12432). The number given in parenthesis indicates the corresponding exhibit in such Form 10-Q.

(m)      Previously filed as exhibits to APC’s Registration Statement on Form S-8 dated July 2, 2004 (File No. 333-117109). The number given in parenthesis indicates the corresponding exhibit in such Form S-8.

(n)          Previously filed as an exhibit to APC’s Current Report on Form 8-K filed on October 29, 2004 and incorporated herein by reference (File No. 1-12432). The number given in parenthesis indicates the corresponding exhibit in such Form 8-K.

(o)          Previously filed as an exhibit to APC’s Current Report on Form 8-K filed on May 19, 2005 and incorporated herein by reference (File No. 001-12432). The number given in parenthesis indicates the corresponding exhibit in such Form 8-K.

(p)          Previously filed as an exhibit to APC’s Current Report on Form 8-K filed on May 19, 2005 and incorporated herein by reference (File No. 001-12432). The number given in parenthesis indicates the corresponding exhibit in such Form 8-K.

(q)          Previously filed as an exhibit to APC’s Current Report on Form 8-K filed on July 12, 2005 and incorporated herein by reference (File No. 001-12432). The number given in parenthesis indicates the corresponding exhibit in such Form 8-K.

(r)            Previously filed as an exhibit to APC’s Current Report on Form 8-K filed on August 3, 2005 and incorporated herein by reference (File No. 001-12432). The number given in parenthesis indicates the corresponding exhibit in such Form 8-K.

(s)            Previously filed as an exhibit to APC’s Current Report on Form 8-K filed on December 5, 2005 and incorporated herein by reference (File No. 001-12432). The number given in parenthesis indicates the corresponding exhibit in such Form 8-K.

(X)       Indicates a management contract or any compensatory plan, contract or arrangement.