Form 10-Q
period 2006-03-26
AMERICAN POWER CONVERSION CORPORATION
filed 2006-05-05
CIK 835910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2006

or

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

Large accelerated filer ☒         Accelerated filer ☐         Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐         NO ☒

Registrant’s Common Stock outstanding, $0.01 par value, at April 27, 2006 —192,772,000 shares.

AMERICAN POWER CONVERSION CORPORATION

INDEX

		Page No.
Part I - Financial Information:
Item 1.	Consolidated Condensed Financial Statements:

	Consolidated Condensed Balance Sheets - March 26, 2006 and December 31, 2005 (Unaudited)	3 - 4

	Consolidated Condensed Statements of Income - Three Months Ended March 26, 2006 and March 27, 2005 (Unaudited)	5

	Consolidated Condensed Statements of Cash Flows - Three Months Ended March 26, 2006 and March 27, 2005 (Unaudited)	6

	Notes to Consolidated Condensed Financial Statements (Unaudited)	7 - 14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15 - 27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28

Part II - Other Information:

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 6.	Exhibits	31

Signatures		32

Exhibit Index		33

PART I - CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
In thousands except per share amount
(Unaudited)

ASSETS

	March 26, 2006	December 31, 2005
Current assets:
Cash and cash equivalents	$224,794	$262,414
Short term investments (Note 3)	425,574	511,181
Accounts receivable, less allowance for doubtful accounts of $15,077 in 2006 and $14,995 in 2005	366,553	374,694
Inventories:
Raw materials	243,546	215,260
Work-in-process and finished goods	346,017	326,563
Total inventories	589,563	541,823

Prepaid expenses and other current assets	60,462	59,181
Deferred income taxes	63,808	60,139

Total current assets	1,730,754	1,809,432

Property, plant and equipment:
Land, buildings and improvements	76,556	75,549
Machinery and equipment	238,686	229,768
Office equipment, furniture and fixtures	103,145	101,144
Purchased software	57,479	53,275
	475,866	459,736
Less accumulated depreciation and amortization	303,572	293,692
Net property, plant and equipment	172,294	166,044

Long term investments (Note 3)	587	562
Goodwill (Note 4)	17,951	15,781
Other intangibles, net (Note 4)	32,810	36,115
Deferred income taxes	50,789	42,427
Other assets	4,891	5,101

Total assets	$2,010,076	$2,075,462

See accompanying notes to consolidated condensed financial statements.

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 26, 2006	December 31, 2005
Current liabilities:
Accounts payable	$173,555	$176,345
Accrued compensation	43,858	41,798
Accrued sales and marketing programs	48,668	47,826
Accrued warranty (Note 5)	13,229	13,272
Other accrued expenses	57,844	60,013
Deferred revenue	42,671	41,793
Income taxes payable	44,387	39,755

Total current liabilities	424,212	420,802

Deferred tax liability	11,380	14,911

Total liabilities	435,592	435,713

Shareholders’ equity (Notes 6, 7, 8 and 9):
Common stock, $0.01 par value;
authorized 450,000 shares in 2006 and 2005;
issued 192,697 shares in 2006 and 195,778 shares in 2005	1,927	1,958
Additional paid-in capital	71,493	131,862
Retained earnings	1,499,060	1,504,093
Accumulated other comprehensive income	2,004	1,836

Total shareholders’ equity	1,574,484	1,639,749

Total liabilities and shareholders’ equity	$2,010,076	$2,075,462

See accompanying notes to consolidated condensed financial statements.

AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
In thousands
(Unaudited)

	Three months ended
	March 26, 2006	March 27, 2005

Net sales (Note 10)	$478,793	$408,003

Cost of goods sold	321,005	243,552

Gross profit	157,788	164,451

Operating expenses:
Marketing, selling, general and administrative	121,984	100,579
Research and development	22,535	20,239
Total operating expenses	144,519	120,818

Operating income	13,269	43,633

Other income, net	5,434	3,794

Earnings before income taxes	18,703	47,427

Income taxes	4,208	11,382

Net income	$14,495	$36,045

Basic earnings per share	$0.07	$0.19

Basic weighted average shares outstanding	194,662	192,422

Diluted earnings per share	$0.07	$0.18

Diluted weighted average shares outstanding	197,305	198,258

See accompanying notes to consolidated condensed financial statements.

AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
In thousands
(Unaudited)

	Three months ended
	March 26, 2006	March 27, 2005
Cash flows from operating activities
Net income	$14,495	$36,045
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization of property, plant and equipment	10,641	8,654
Amortization of other intangibles	3,305	2,948
Provision for doubtful accounts	526	535
Provision for inventories	4,779	760
Share-based compensation expense	4,111	3,067
Deferred income taxes	(15,562)	(3,405)
Other non-cash items, net	168	(404)
Changes in operating assets and liabilities:
Accounts receivable	7,615	(698)
Inventories	(52,519)	(17,625)
Prepaid expenses and other current assets	(1,281)	(4,506)
Other assets	(1,960)	(1,915)
Accounts payable	(2,790)	(5,123)
Accrued expenses	1,568	(5,661)
Income taxes payable	4,632	21,870
Net cash (used in) provided by operating activities	(22,272)	34,542

Cash flows from investing activities
Purchases of held-to-maturity securities	—	(358,614)
Maturities of held-to-maturity securities	—	344,549
Purchases of available-for-sale securities	(1,300,103)	(439,450)
Sales of available-for-sale securities	1,385,685	463,799
Capital expenditures, net of capital grants	(16,891)	(4,987)
Net cash provided by investing activities	68,691	5,297

Cash flows from financing activities
Purchases of common stock	(70,277)	—
Proceeds from issuances of common stock	4,813	8,732
Tax effect of stock options	953	—
Dividends paid on common stock	(19,528)	(19,255)
Net cash used in financing activities	(84,039)	(10,523)

Net change in cash and cash equivalents	(37,620)	29,316
Cash and cash equivalents at beginning of period	262,414	72,721
Cash and cash equivalents at end of period	$224,794	$102,037

Supplemental cash flow disclosures
Cash paid during the period for:
Income taxes (net of refunds)	$14,164	$(6,282)

See accompanying notes to consolidated condensed financial statements.

AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.              Management Representation

The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements included in the American Power Conversion Corporation (APC) Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position and the consolidated results of operations and cash flows for the interim periods. The results of operations for the interim periods are not necessarily indicative of results to be expected for the full year.

2.              Principles of Consolidation

The accompanying consolidated condensed financial statements include the financial statements of American Power Conversion Corporation and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

3.              Investments

APC classifies as short term its investments with original maturities greater than three months and less than or equal to one year, and as long term its investments with remaining maturities greater than one year. APC has no investments with maturity dates greater than one year except for auction rate securities and variable rate demand obligations. Held-to-maturity securities are carried at amortized cost. Available-for-sale securities are recorded at fair value with net unrealized gains and losses reported, net of income taxes, in other comprehensive income. Management determines the appropriate classification of securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Securities are classified as held-to-maturity when APC has the positive intent and ability to hold such securities to maturity. APC invests its excess cash principally in auction rate securities and variable rate demand obligations which have long-term underlying maturities, however the market is highly liquid and the interest rates reset frequently.

At March 26, 2006 and December 31, 2005, APC’s held-to-maturity investments included $5.0 million and $5.0 million, respectively, with contractual maturities of one year or less. At March 26, 2006 and December 31, 2005, APC had no held-to-maturity investments with contractual maturities longer than one year. At March 26, 2006 and December 31, 2005, APC’s available-for-sale auction rate debt securities (ARS’s) included $298.4 million and $364.5 million, respectively, with contractual maturities between approximately 1 to 42 years. In addition, at March 26, 2006, APC’s available-for-sale ARS’s included $11.1 million that had underlying equity investments. At March 26, 2006 and December 31, 2005, APC’s available-for-sale variable rate demand obligations (VRDN’s) included $111.1 million and $136.7 million, respectively, with contractual maturities between 13 and 33 years. Both the ARS’s and VRDN’s resemble short-term instruments because they contain features (i.e., interest rate reset and put options, respectively) that allow for the sale of the instrument on a predetermined schedule ranging from 7 to 49 days depending on the type of instrument and its particular features.

Proceeds from the sales of investment securities available-for-sale were $1.386 billion and $463.8 million in the first quarters of 2006 and 2005, respectively.

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(In thousands)
At March 26, 2006

Available-for-sale
Auction rate securities	$309,500	$—	$—	$309,500
Variable rate demand obligations	111,074	—	—	111,074
Equity investments	488	99	—	587
	421,062	99	—	421,161
Held-to-maturity
U.S. government agency securities	5,000	—	—	5,000
	5,000	—	—	5,000
	$426,062	$99	$—	$426,161
At December 31, 2005

Available-for-sale
Auction rate securities	$369,481	$—	$—	$369,481
Variable rate demand obligations	136,700	—	—	136,700
Equity investments	481	81	—	562
	506,662	81	—	506,743
Held-to-maturity
U.S. government agency securities	5,000	—	(28)	4,972
	5,000	—	(28)	4,972
	$511,662	$81	$(28)	$511,715

4.              Goodwill and Other Intangible Assets

At each of March 26, 2006 and December 31, 2005, goodwill of $15.9 million and $15.8 million, respectively, was associated with the Small Systems segment. At March 26, 2006, goodwill of $2.1 million was associated with the Large Systems segment and originated during the first quarter of 2006 from a payment of escrowed purchase price consideration. Amortized intangible assets were as follows:

		March 26, 2006		December 31, 2005
Amortized Intangible Assets	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	($ in thousands)
Technology	8 years	$87,319	$58,731	$87,319	$55,958
Customer lists	9 years	11,100	8,001	11,100	7,610
Tradenames	9 years	3,957	2,834	3,957	2,693
Total amortized intangible assets	8 years	$102,376	$69,566	$102,376	$66,261

Aggregate amortization expense related to APC’s other intangible assets for each of the first quarters of 2006 and 2005 was $3.3 million and $2.9 million, respectively. Estimated aggregated amortization for each of the next five succeeding fiscal years is $13.2 million for 2006, $11.1 million for 2007, $6.6 million for 2008, $2.6 million for 2009, and $1.2 million for 2010. There are no expected residual values related to these intangible assets.

5.              Warranty Liability

	Product Warranty Liability at Beginning of Quarter	Accruals for Product Warranties Issued During the Quarter	Adjustments to Accruals for Preexisting Warranties	Warranty Payments	Product Warranty Liability at End of Quarter
	(In thousands)
First Quarter 2006	$13,272	$7,315	$—	$(7,358)	$13,229

First Quarter 2005	$13,092	$5,334	$—	$(6,414)	$12,012

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

	Three months ended
	March 26, 2006	March 27, 2005
	(In thousands)
Basic weighted average shares outstanding	194,662	192,422
Net effect of dilutive potential common shares outstanding based on the treasury stock method using the average market price	2,643	5,836
Diluted weighted average shares outstanding	197,305	198,258
Antidilutive potential common shares excluded from the computation above	2,490	2,607

7.              Shareholders’ Equity

Common Stock and Paid-in Capital. In February 2006, APC’s Board of Directors approved a stock repurchase program which authorizes up to $200 million to repurchase outstanding shares of APC’s common stock. The purchases would be made on the open market based on market and business factors. The duration of the repurchase program is two years but may be suspended or discontinued at any time without prior notice. APC commenced the repurchase of its common stock in February 2006. The decrease in common stock and paid-in capital during the first quarter of 2006 reflected APC’s first quarter repurchase on the open market of approximately 3.4 million shares of its common stock, at an average price of $20.39 per share, totaling $70 million; such shares have been deemed authorized but not issued. This decrease was partially offset by stock issuances relating to stock-based employee benefit programs, as well as to the financial statement recognition of the tax benefit afforded to the company as a result of the disposition of option shares by APC employees. Accounting rules require this corporate tax benefit to be recorded as an increase in paid-in capital.

Dividends. Dividends of $0.10 per share were declared and paid in each of the first quarters of 2006 and 2005. It is the intention of the Board of Directors to pay a comparable quarterly dividend on a going forward basis contingent upon continued capital availability and a determination that cash dividends continue to be in the best interests of APC and its shareholders.

8.              Comprehensive Income

The components of comprehensive income, net of tax, were as follows:

	Three months ended
	March 26, 2006	March 27, 2005
	(In thousands)

Net income	$14,495	$36,045
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment	150	(404)
Net unrealized gain on investments, net of income taxes	18	—
Other comprehensive income (loss)	168	(404)
Comprehensive income	$14,663	$35,641

9.              Share-Based Payments

Effective January 1, 2006, APC adopted the fair value recognition provisions Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, using the modified-prospective transition method. Under this transition method, compensation cost recognized in the first quarter of fiscal 2006 includes compensation cost for all share-based payments granted through January 1, 2006, but for which the requisite service period had not been completed as of January 1, 2006, based on the grant date fair values estimated in accordance with the original provisions of SFAS 123. Compensation cost for all share-based payments granted subsequent to January 1, 2006 will be based on grant date fair values estimated in accordance with the provisions of SFAS 123R. There were no grants during the quarter ended March 26, 2006. Results for prior periods have not been restated.

As a result of the adoption of SFAS 123R, APC’s income before income taxes and net income for the first quarter ended March 26, 2006 are $1.0 million and $0.8 million lower, respectively, than if APC had continued to account for share-based compensation under APB Opinion No. 25. APC recognized a total of $4.1 million of share-based compensation cost for the first quarter ended March 26, 2006. APC did not record a cumulative effect of change in accounting principle related to forfeitures of stock-based awards since such forfeitures were not material. As of March 26, 2006, there was $15.4 million of total unrecognized compensation cost related to outstanding share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.6 years. APC utilizes a FASB Interpretation No. 28 attribution model for the timing of the recognition of compensation expense.

Prior to the adoption of SFAS 123R, APC presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in APC’s Consolidated Condensed Statements of Cash Flows. SFAS 123R requires the cash flows resulting from tax deductions in excess of the compensation cost recognized for those stock options (excess tax benefits) to be classified as financing cash flows.

The following table illustrates the effect on net income and earnings per share as if APC had applied the fair value recognition provisions of SFAS 123 for the first quarter ended March 27, 2005:

		Three months ended
		March 27, 2005
		(In thousands except per share amounts)
Net income	As reported	$36,045
Add: Compensation expense recognized during the period, net of related tax effects		2,377
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	Pro forma	(3,780)
Net income	Pro forma	$34,642
Basic earnings per share	As reported	$0.19
	Pro forma	$0.18

Diluted earnings per share	As reported	$0.18
	Pro forma	$0.18

For all of APC’s stock-based compensation plans, the fair value of each grant was estimated at the date of grant using the Black-Scholes option pricing model. Black-Scholes utilizes assumptions related to volatility, the risk-free interest rate, dividend yield, and employee exercise behavior. Expected volatilities utilized in the model are based on the historical volatility of APC’s stock price. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The model incorporates exercise and post-vesting forfeiture assumptions based on an analysis of historical data. The expected life of fiscal 2006 grants will be derived from historical information and other factors. No stock options were issued during the first quarters ended March 26, 2006 and March 27, 2005.

At March 26, 2006, APC had one active stock-based compensation plan, the 2004 Long-Term Incentive Plan (2004 LTI Plan), and an employee stock purchase plan (ESPP), which are described more fully below. At March 26, 2006, there were 10.1 million shares available for future grants under the 2004 LTI Plan. During the first quarter of 2006, there were no shares granted under the LTI Plan or under the ESPP. APC has a policy of issuing new shares to satisfy stock option exercises.

On June 10, 2004, APC’s shareholders approved APC’s LTI Plan, which replaced APC’s 1997 Stock Option Plan (1997 Plan). The 2004 LTI Plan will enable APC to utilize shares previously not distributed under the 1997 Plan. No further grants will be made from the 1997 Plan. Awards under the 2004 LTI Plan may be in the form of incentive stock options, non-qualified stock options, restricted stock, restricted stock units, performance restricted stock, performance restricted stock units, or any other equity-based interests as the Compensation Committee of APC’s Board of Directors shall determine. The number of shares of common stock that may be delivered in satisfaction of awards granted under the 2004 LTI Plan shall be equal to (a) the number of shares of common stock that remain available for grant under the 1997 Plan as of June 10, 2004, plus (b) any shares of common stock underlying outstanding awards under the 1997 Plan that after June 10, 2004 expire or terminate without being exercised or that would otherwise again become available for issuance under the 1997 Plan, and in no event shall exceed an aggregate of 15 million shares.

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

On April 21, 1997, APC’s shareholders approved the 1997 Non-employee Director Stock Option Plan and on May 20, 1993 approved the 1993 Non-employee Director Stock Option Plan (collectively the Director Plans). The 1997 and 1993 Director Plans authorized the grant of options for up to 400,000 shares and 80,000 shares of common stock, respectively. In the first quarters of 2006 and 2005, all non-employee directors were entitled to participate in the 1997 Non-Employee Director Stock Option Plan, with each receiving no option grants during those quarters.

Options granted under the 1997 Director Plan, and the options granted on August 9, 2001 under the 1997 Stock Option Plan, vest 25% at the end of the second year and 9.375% at the end of each six month period thereafter. Options granted under the 1993 Director Plan vested 25% at the end of the first year and 25% annually thereafter.

Options granted under all stock-based compensation plans after January 1, 1993 expire not more than ten years from the date of grant (five years in the case of ISOs granted to ten percent shareholders). The outstanding options at March 26, 2006 expire at various dates through 2015. Options granted terminate within a specified period of time following termination of an optionee’s employment or position as a director or consultant with APC.

A summary of the status of stock options outstanding under APC’s stock-based compensation plan as of March 26, 2006, and changes during the first quarter ending on that date is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands except years and per share amounts)
Outstanding at January 1, 2006	11,757	$15.69
Exercised	(360)	$13.09		$1.8
Terminated	(76)	$18.04
Outstanding at March 26, 2006	11,321	$15.75	4.5 years	$74.4
Exercisable at March 26, 2006	9,615	$15.62	4.0 years	$60.2

Stock Purchase Plan. On April 21, 1997, APC’s shareholders approved an Employee Stock Purchase Plan (the Plan) to provide substantially all employees an opportunity to purchase shares of its common stock through payroll deductions, in an aggregate amount up to 10% of eligible compensation. Semiannually, participant account balances are used to purchase shares of stock at the lesser of 85% of the fair market value of shares on the grant date or the exercise date. The aggregate number of shares purchased by an employee may not exceed 3,000 shares annually (subject to limitations imposed by the Internal Revenue Code). The employee stock purchase plan expires on February 11, 2007. A total of 2.0 million shares are available for purchase under the Plan. No shares were issued under the Plan during the first quarters of 2006 and 2005.

Restricted Stock Units. Also under the aforementioned 2004 LTI Plan, APC’s Compensation and Stock Option Committee of the Board of Directors approved the award of restricted stock units (RSU’s). A summary of the status of RSU’s as of March 26, 2006 and changes during the first quarter then ended is presented below:

	Number of RSU’s	Weighted Average Grant-Date Fair Value
	(Shares in thousands)
Non-vested at January 1, 2006	1,137	$19.82
Terminated	(54)	$22.35
Non-vested at March 26, 2006	1,083	$19.69

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

Small Systems. The Small Systems segment develops power devices and accessories for servers and networking equipment commonly used in local area and wide area networks and for personal computers and sensitive electronics. Major product offerings include the Back-UPS®, Smart-UPS®, and Symmetra® Power Array® single-phase family of uninterruptible power supplies (UPSs). Also included are SurgeArrest® surge suppressors as well as cabling and connectivity products. Additional accessories and software products are offered to enhance the management of these networks, including APC’s PowerChute® software and NetShelter® server enclosures. Products are sold to home and commercial users primarily through an indirect selling model consisting of computer distributors and dealers, value-added resellers, mass merchandisers, catalog merchandisers, E-commerce vendors, and strategic partnerships.

Large Systems. The Large Systems segment provides systems, products and services that primarily provide back-up power, power distribution and cooling for data centers, facilities, and communications equipment for both commercial and industrial applications. Product offerings include major components of InfraStruXure® systems, Silcon® UPSs, NetworkAIR® precision cooling equipment, DC and broadband power systems, and services. Products are sold to commercial users through both a direct and indirect selling model consisting of value-added resellers and strategic partnerships. Additionally, APC utilizes manufacturer representatives to identify and secure projects.

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

Summary operating segment information is as follows:

	Three months ended
	March 26, 2006	March 27, 2005	Increase (Decrease)
	($ in thousands)
Segment net sales
Small Systems	$350,893	$307,461	14.1%
Large Systems	107,106	80,673	32.8%
Other	17,501	17,333	1.0%
Total segment net sales	475,500	405,467	17.3%
Shipping and handling revenues	3,293	2,536	29.9%
Total net sales	$478,793	$408,003	17.4%

Segment profits
Small Systems	$144,786	$146,507	(1.2%)
Large Systems	17,339	17,447	(0.6%)
Other	9,456	10,266	(7.9%)
Total segment profits	171,581	174,220	(1.5%)
Shipping and handling net costs	13,793	9,769	41.2%
Other indirect operating expenses	144,519	120,818	19.6%
Other income, net	5,434	3,794	43.2%
Earnings before income taxes	$18,703	$47,427	(60.6%)

11.       Litigation

APC is involved in various claims and legal actions arising in the ordinary course of business. While management currently believes that resolving all pending legal matters, individually or in aggregate, will not have a material adverse impact on APC’s financial position, litigation and claims are subject to inherent uncertainties, including the risk of an unfavorable outcome, and management’s view of these matters may change in the future. An unfavorable outcome could include monetary damages or, in cases where injunctive relief is sought, an injunction prohibiting certain activities. Were an unfavorable final outcome to occur, there exists the possibility of a material adverse impact on APC’s financial position, cash flows and results of operations for the period in which the effect becomes reasonably estimable.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a discussion of our business outlook for 2006. We also provide a discussion of our Results of Operations for the first quarter of 2006 compared to the first quarter of 2005. This discussion includes an overview of our operating results and the directions in which our markets, segments, and geographies are moving. We then provide a Liquidity and Financial Resources discussion of the significant changes in our balance sheet during the first quarter of 2006, and cash flows for the first quarter of 2006 compared to the first quarter of 2005, as well as our contractual obligations and foreign currency activity. This is followed by a discussion of the Critical Accounting Policies that we believe are important to our business operations and understanding of our results of operations. We conclude with information about factors that may affect our future results.

This MD&A should be read in conjunction with the other sections of this report, including “Item 1. Financial Statements” and also our Annual Report on Form 10-K for the year ended December 31, 2005, including “Item 1. Business;” “Item 6. Selected Financial Data;” “Item 8. Financial Statements and Supplementary Data;” and “Item 9A. Controls and Procedures.”

In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-Q.

BUSINESS OUTLOOK

We are generally pleased with APC’s top line performance during our first quarter of 2006, but have identified opportunities for improvement. For the eleventh consecutive quarter APC’s year-over-year revenue growth was in double-digits. We are confident that the strong year-over-year revenue growth can be attributed to what we believe is an improved macro-economic environment for IT spending and is the result of our continued investments in research and development, sales and marketing activities and the growing adoption of APC’s network-critical physical infrastructure, or NCPI, architecture. The investments we have continued to make to educate the market and drive adoption of the technology, we believe, are meeting our strategic objectives as customers are embracing the modular, standardized approach APC has pioneered in network-critical physical infrastructure.

As strong as our revenue results were in the first quarter, we are disappointed in our operating performance. Developing and managing the internal capabilities necessary to meet the supply and order fulfillment requirements of two distinct business models, that is, a transaction-oriented products business and a customer-focused systems solutions business, is a complicated and difficult task. To support these two businesses, we are working to lower manufacturing costs and improve product delivery to our global customer base. This includes transitioning more Large Systems manufacturing overseas and populating global distribution centers with a broader portfolio of products and this has generated incremental costs and product availability disruptions. During the first quarter we made strides to improve our order fulfillment process and reduce our reliance on expedited shipping methods, particularly related to air freight. We even saw our gross margin stabilize and increase slightly from the fourth quarter despite the typical seasonal sequential decline in revenue and volume. However, our freight and logistics costs remain at levels higher than they were prior to the recent transitions of Large Systems product manufacturing overseas and we have more work to do to reach optimal levels of efficiency in the process.

In building this new business we endeavored to increase service levels to our customers by establishing more distribution centers throughout North America, particularly over the past year. It has now become clear to us that, although we have been successful in some incremental improvement in service levels, the costs to accomplish this improvement were much greater than anticipated. As a result, we are now taking corrective actions to reduce these logistics and warehousing expenses.

As we look forward to the remainder of 2006, we will be implementing plans to continue transforming APC into a lean, ambidextrous, customer-centric enterprise. To accomplish this, we will need to: (1) optimize operational efficiency, (2) deploy and improve distribution capabilities in all regions globally, (3) accelerate the responsiveness of the supply chain to minimize availability issues for the more complex solutions, and (4) improve demand to supply signaling capabilities to support both business models. Some of these initiatives, during implementation, may result in our incurring incremental costs prior to achieving the desired outcomes. Additionally, these initiatives will take time, some more than others, to implement, but we are committed to making significant, meaningful, and timely progress.

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

Overall gross margins for 2006 are currently expected to continue to be impacted by increased operational costs and a shift in product mix toward the faster-growing, lower-margin Large Systems products. Gross margins, particularly for Small Systems products, are expected to continue to be impacted by our response to competitive price reductions. While we expect to continue to strive for favorable component pricing arrangements with our material suppliers, the recent trends of commodity prices, particularly for steel, copper and lead, are expected to put upward pressure on our product materials costs, but we also expect partial offset from material cost reductions, particularly for Large Systems products, typically seen after transitioning to low-cost factories. Increased operational costs, including freight and warehousing, are associated with the management of our supply chain. These costs are tied to fulfilling customer orders and reducing overall long-term costs through the stocking of global third-party distribution centers, expediting of product to meet customer demand, and the transition cost of shifting production to lower cost manufacturing locations. We expect this could continue in the near term, however ultimately it is expected these transitions will allow for lower manufacturing costs. In the short-term, each transition is the equivalent of a new product introduction to a facility and comes with a learning curve and initial supply chain inefficiencies. Operational cost improvement initiatives, including redesign of our supply chain processes and elimination of redundant manufacturing costs, are expected to cause incremental costs in the short-term, but ultimately result in long-term gross margin improvement. Gross margin variability could continue to result from changing revenue levels, which are dependent on unit volumes, prices and currency trends as well as the mix of products sold, unit costs and yield issues associated with production at our factories, transfers of production to our low cost facilities, excess manufacturing capacity, costs to comply with new and existing environmental regulations (including, but not limited to, the European Union’s directive on waste electrical and electronic equipment (WEEE) and directives relating to restriction of hazardous substances (RoHS)), excess inventory, supply chain inefficiencies, inventory obsolescence (including potential exposure from WEEE and RoHS compliance) and variations in inventory valuation.

We have dedicated efforts to optimize our overall manufacturing capacity and locations over recent years and we will continue to plan for future capacity requirements based on the assumed continued acceptance and demand for our products in the specific market segments they were designed to address. We currently expect that capital spending will be between $80 million and $100 million in 2006, compared to $49 million in 2005. We expect that most of our incremental capital spending for 2006 will go toward acquiring and expanding a building for a customer Technology Learning Center, to be based in St. Louis, Missouri, and maintaining, upgrading, and expanding our current manufacturing capacity, as well as investments to upgrade current hardware and software office technologies.

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

In February 2006, APC’s Board of Directors approved a stock repurchase program which authorizes up to $200 million to repurchase outstanding shares of APC’s common stock. The purchases would be made on the open market based on market and business factors. APC commenced the repurchase of its common stock in February 2006 and, as of the end of the first quarter, had repurchased approximately 3.4 million shares on the open market at an average price of approximately $20.39 per share, totaling $70 million. The duration of the repurchase program is two years but may be suspended or discontinued at any time without prior notice.

We currently expect our tax rate to be approximately 21 - 23% for the full year 2006. The estimated effective tax rate is based on current tax law and the current expected income. The tax rate may be affected by the jurisdictions in which profits are determined to be earned and taxed, our ability to successfully implement additional tax savings planning opportunities and our ability to realize deferred tax assets.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTH PERIODS ENDED MARCH 26, 2006 AND MARCH 27, 2005

Revenues

Net sales in the first quarter of 2006 were $478.8 million, an increase of 17.4% compared to $408.0 million for the comparable period in 2005, attributable to strength across all of our product segments and all of our major geographies. We are confident that the strong year-over-year growth can be attributed to what we believe is an improved macro-economic environment for IT spending and is the result of our continued investments in sales and marketing activities and the growing adoption of APC’s network-critical physical infrastructure, or NCPI, architecture.

Each of our operating segments contributed to the strong top line performance. The Large Systems segment, which is a focus of our data center initiatives and incorporates 3-phase UPS products, cooling, services and other related products, again posted the strongest gains for APC. We continued to make investments in supporting our efforts in these network-critical physical infrastructure markets and our top line advances highlight the resulting strong performance. Led by solid growth in our Smart-UPS family, the Small Systems segment also continues to produce strong results that reflect APC’s position as a preferred partner in the mid-market and consumer power protection markets. For further information about revenues by segment, refer to the Segment Results section below.

Revenues by Geography. We experienced growth in all regions during the quarter. In addition to a strong performance in the U.S., our emerging geographies, including Russia, Brazil, and India, were healthy contributors to our top line growth.

The following table summarizes our revenues on a geographic basis for the first quarters ended March 26, 2006 and March 27, 2005.

	Three months ended
	March 26, 2006	% of Total	March 27, 2005	% of Total
	($ in millions)
North and Latin America (the Americas)	$247.3	51.7%	$204.2	50.0%
Europe, the Middle East, and Africa (EMEA)	137.0	28.6%	116.7	28.6%
Asia	94.5	19.7%	87.1	21.4%
Total Net Sales	$478.8	100.0%	$408.0	100.0%

In the first quarter of 2006, net sales of the Americas increased 21.1% over the first quarter of 2005. EMEA increased 17.4% in the first quarter of 2006 over the first quarter of 2005 and Asia increased 8.5% in the first quarter of 2006 over the first quarter of 2005.

In the first quarter of 2006, on a constant currency basis, EMEA increased 22.9% and Asia increased 13.9% over the first quarter of 2005. In the first quarter of 2006, on a constant currency basis, EMEA’s revenues would have been higher by $6.3 million, principally due to weakening of the Euro and British pound, and Asia’s revenues would have been higher by $4.7 million, principally due to weakening of the Japanese yen and Australian dollar. In the first quarter of 2005, on a constant currency basis, EMEA’s revenues would have been lower by $3.2 million, principally due to strengthening of the Euro and British pound, and Asia’s revenues would have been lower by $1.0 million, principally due to strengthening of the Japanese yen and Australian dollar. In total, the impact of currency exchange rate changes worldwide reduced our net sales in the first quarter of 2006 by $10.0 million, and increased our net sales in the first quarter of 2005 by $4.5 million. We believe constant currency information is useful for an understanding of our operating results. Revenues on a constant currency basis differ from revenues presented in accordance with accounting principles generally accepted in the United States.

Cost of Goods Sold

Cost of goods sold was $321.0 million or 67.0% of net sales in the first quarter of 2006 compared to $243.6 million or 59.7% of net sales in the first quarter of 2005. Gross margins for the first quarter of 2006 were 33.0% of net sales, approximately 730 basis points lower than in the first quarter of 2005. Nearly three percentage points of the year-over-year decline were associated with price actions and the negative impact of currency fluctuations.

Additionally, approximately four percentage points of the decline were attributable to higher operational costs, primarily freight and logistics costs, resulting from production shifts to lower-cost locations and distribution center transitions and, to a lesser degree, manufacturing cost inefficiencies caused by redundant capacity. Although we reduced our reliance on expedited shipment methods during the quarter, particularly air freight, overall freight and logistics costs remain higher than prior year levels. Going forward, we will be taking additional steps to further improve our processes and efficiencies. Commodity prices also pressured gross margins in the quarter. The top three commodities impacting our cost of goods sold are lead, copper and steel. In the first quarter of 2006, steel pricing growth trends have begun to moderate both year-over-year and sequentially, but both lead and copper are up approximately 50% year-over-year, and could continue to impact component costs during 2006.

For further information about gross margins by segment, refer to the Segment Results section below.

Inventory Reserves. Total inventory reserves at March 26, 2006 were $54.6 million compared to $48.6 million at December 31, 2005. The increase in total inventory reserves reflected routine provisioning that was necessary as a result of applying APC’s inventory reserve methodology throughout the quarter, offset by the physical disposition of inventories covered by APC’s inventory reserves. APC’s reserve estimate methodology involves quantifying the total inventory position having potential loss exposure. Loss exposure generally results from several business factors, including product or component discontinuance, unplanned changes in demand, product design changes, and factory transitions. Quantifying such loss exposure is the result of combining the cost of inventories specifically identified as having little or no opportunity for sale or use (thus available for physical disposition) plus the cost of inventories having a high risk of no future sale or use based upon an analysis of on-hand quantities compared to historical and anticipated future sale or use. APC maintains an on-going business process for the physical disposition of inventories previously identified. Inventory write-offs occur at the time of physical disposition. Inventories, once reserved, are not written back up as such reserve adjustments are considered to be a permanent decrease to the cost basis of the excess or obsolete inventory.

Segment Results (Also refer to Note 10 of Notes to Consolidated Financial Statements in Item 1 of this report for important information regarding APC’s reportable segments)

	Three months ended
	March 26, 2006	March 27, 2005	Increase (Decrease)
	($ in millions)
Segment net sales
Small Systems	$350.9	$307.5	14.1%
Large Systems	107.1	80.7	32.8%
Other	17.5	17.3	1.0%
Total segment net sales	475.5	405.5	17.3%
Shipping and handling revenues	3.3	2.5	29.9%
Total net sales	$478.8	$408.0	17.4%
Segment profits
Small Systems	$144.8	$146.5	(1.2%)
Large Systems	17.3	17.4	(0.6%)
Other	9.5	10.3	(7.9%)
Total segment profits	171.6	174.2	(1.5%)
Shipping and handling net costs	13.8	9.8	41.2%
Other indirect operating expenses	144.5	120.8	19.6%
Other income, net	5.4	3.8	43.2%
Earnings before income taxes	$18.7	$47.4	(60.6%)

Small Systems. Net sales for products in the Small Systems segment, which provides power protection, UPS and management products for the PC, server and networking markets, increased in the first quarter of 2006 by 14.1% over the comparable period in 2005. The primary drivers of quarterly growth in this segment came from across the Smart-UPS family highlighted by growth in the Smart-UPS RT online UPS, as well as InfraStruXure-related solutions, including racks and power distribution units.

First quarter 2006 gross margins for the Small Systems segment of 41.3% declined 640 basis points from the comparable period in 2005. In addition to the aforementioned higher freight and logistics costs, price discounting, commodity price increases, and currency were factors in the year-over-year decline.

Large Systems. Net sales for products in the Large Systems segment, consisting primarily of 3-phase UPS, services, precision cooling and ancillary products for data centers, facilities and communication applications, increased 32.8% in the first quarter of 2006 over the comparable period in 2005. Growth in InfraStruXure-related solutions, including Symmetra 3-phase, the UPS component of our InfraStruXure solution, continue to support this segment’s strong top line performance. Approximately 30% of the Large Systems revenue in the quarter came from InfraStruXure sales. This segment also benefited from healthy revenue contributions from broadband products driven by fiber to the home programs with service providers and our Smart-UPS VT 3-phase UPS which replaces lower kVA legacy Silcon products.

First quarter 2006 gross margins for the Large Systems segment of 16.2% decreased 540 basis points over the comparable period in 2005. While the aforementioned higher freight and logistics costs contributed to the downward pressure on margins in this segment, product mix, particularly related to the growth of lower margin offerings in our broadband family, and unfavorable manufacturing absorption also impacted the year-over-year margin comparison, as did negative foreign currency trends. Continuing material cost savings partially offset these unfavorable factors.

“Other” Segment. Net sales for products in the “Other” segment, consisting principally of mobile accessories and replacement batteries, increased 1.0% in the first quarter of 2006 over the comparable period in 2005 mainly attributable to organic growth of existing products across the segment.

First quarter 2006 gross margins for the “Other” segment of 54.0% decreased 520 basis points from the comparable prior year level, pricing, material costs, and to a lesser extent, currency trends, negatively impacted this segment’s gross margins.

Operating Expenses

Marketing, Selling, General, and Administrative (SG&A) Expenses. SG&A expenses in the first quarter of 2006 were $122.0 million or 25.5% of net sales compared to $100.6 million or 24.7% of net sales in the first quarter of 2005. We continue to support our data center initiatives, with a primary focus on increasing the awareness of our existing and prospective customers, particularly in relation to our InfraStruXure architecture. Our investment priorities remain intact and are concentrated on driving InfraStruXure and data center-related initiatives, including sales and service staffing, education, and sales generation. The investments we are making in these areas are essential to branding the data center, and establishing APC as a leader in the network-critical physical infrastructure market. We also recorded nearly $3 million in incremental costs year-over-year associated with the newly acquired Netbotz business, including amortization of intangibles. Additionally, pursuant to our adoption of SFAS 123R, we recorded approximately $1 million in incremental stock-based compensation during the quarter, for a total equity compensation expense of $4 million, when combined with costs associated with restricted stock units; the majority of these costs were classified in operating expenses.

The allowance for bad debts was 4.0% of gross accounts receivable at March 26, 2006, substantially unchanged from 3.8% at December 31, 2005. Accounts receivable balances outstanding over 60 days represented 13.7% of total receivables at March 26, 2006 compared to 12.7% at December 31, 2005. A majority of U.S. and international customer balances continue to be covered by receivables insurance. We continue to experience strong collection performance. Write-offs of uncollectable accounts represent less than 1% of net sales for both periods.

Research and Development (R&D). R&D expenditures were $22.5 million or 4.7% of net sales in the first quarter of 2006 and $20.2 million or 5.0% of net sales in the first quarter of 2005. We are committed to sustaining our R&D efforts to meet the future needs of our customers across all segments and potentially expanding into emerging, high-growth areas. We continue to advance our NCPI systems in addition to ensuring our end-to-end offering is the best in the industry. We believe that continued product innovation through development is necessary for our existing products to remain competitive in our markets, as well as creating opportunities from new product introductions. The increases in total R&D spending primarily reflect increased numbers of software and hardware engineers and costs associated with new product development and engineering support.

Other Income, Net and Income Taxes

Other Income, Net. Other income is comprised principally of interest income which increased during the first quarter of 2006 due principally to higher average cash balances available for investment as well as rising interest rates compared to first quarter of 2005.

At March 26, 2006, APC had $651.0 million of total cash and investments, down from $774.2 million at December 31, 2005. We manage APC’s cash and investment balances to preserve principal and liquidity while maximizing our return on the total investment portfolio. We diversify our investment portfolio by investing in multiple types of investment-grade securities with multiple investment brokers. Based on APC’s investment portfolio and interest rates, at March 26, 2006, a 100 basis point increase or decrease in interest rates would have resulted in an increase or decrease of approximately $7 million in our annual interest income.

Income Taxes.   Our effective income tax rates for the first quarters of 2006 and 2005 were approximately 22.5% and 24.0%, respectively. The decrease in the first quarter of 2006 compared to the first quarter of 2005 is due to the tax savings from an increasing portion of taxable earnings anticipated to be generated from APC’s operations in jurisdictions currently having lower income tax rates than the present U.S. statutory income tax rate. This shift resulted partially from our product transitions to lower cost, lower tax, manufacturing locations. APC has tax holidays in China and India which reduce or eliminate the income taxes paid in those countries. Although this could have the effect of increasing APC’s foreign taxes, we expect APC’s effective income tax rate to remain considerably lower than the U.S. statutory federal corporate tax rate of 35%.

LIQUIDITY AND FINANCIAL RESOURCES

Working Capital

Working capital at March 26, 2006 was $1.307 billion compared to $1.389 billion at December 31, 2005. Our total cash, cash equivalents, and short-term investments decreased to $650.4 million at March 26, 2006 from $773.6 million at December 31, 2005. In February 2006, APC’s Board of Directors approved a stock repurchase program which authorizes up to $200 million to repurchase outstanding shares of APC’s common stock. The purchases would be made on the open market based on market and business factors. The duration of the repurchase program is two years but may be suspended or discontinued at any time without prior notice. APC commenced the repurchase of its common stock in February 2006. The first quarter 2006 decrease in our cash, cash equivalents, and short-term investments position reflected APC’s first quarter repurchase on the open market of approximately 3.4 million shares of its common stock, at an average price of $20.39 per share, totaling $70 million. In addition, APC’s continued positive operating results allowed us to pay a quarterly dividend and continue to internally finance the capital investment, R&D, sales and marketing spending required to expand our operations.

Cash Flows

The table below summarizes our cash flows for the first quarters ended March 26, 2006 and March 27, 2005.

	Three months ended
	March 26, 2006	March 27, 2005
	(In millions)

Net cash (used in) provided by operating activities	$(22.3)	$34.5
Net cash provided by investing activities	68.7	5.3
Net cash used in financing activities	(84.0)	(10.5)
Net change in cash and cash equivalents	(37.6)	29.3

Cash and cash equivalents at beginning of period	262.4	72.7
Cash and cash equivalents at end of period	$224.8	$102.0

Cash Flows from Operating Activities. During the first quarter of 2006, our operating cash flows funded increased inventory as discussed below. Our cash flows from operations for the first quarter of 2005 reflected higher profit levels, partially offset by increased inventory.

Cash Flows from Investing Activities. Our investing activities cash flows were used mainly for the purchase of available-for-sale securities and for capital spending, principally manufacturing and office equipment, purchased software applications, and building improvements. Our investment approach and the composition of our investment portfolio remained relatively constant overall with no investments having maturity dates greater than one year, except for our auction rate securities and variable rate demand obligations. Capital spending in the first quarters of 2006 and 2005 focused on funding additional equipment needs and improving existing factories, principally in the U.S., India, and the Philippines, as well as continuing investment in information technologies.

Cash Flows from Financing Activities. Our cash flows from financing activities included the afore-mentioned first quarter 2006 repurchase of approximately 3.4 million of our common shares on the open market at an average price of approximately $20.39 per share, totaling $70 million, as well as payment of common stock dividends of approximately $19.5 million and $19.3 million during the first quarters of 2006 and 2005, respectively. These outflows were partially offset by proceeds from issuances of common stock relating to employee stock plans during each of the periods presented.

Inventories

Worldwide inventories were $589.6 million at March 26, 2006, up from $541.8 million at December 31, 2005. Our inventory typically increases in the first quarter due to seasonally lower revenue in the first quarter. Also, higher levels of on-hand finished goods were required to ensure product availability as we navigate our aforementioned supply chain issues, and to meet increasing current and anticipated demand, particularly InfraStruXure demand, as well as to manage the requirements associated with continuing transfers of production of a wide range of Small and Large Systems products to and among our low cost manufacturing regions. In addition, we increased our inventory levels strategically to support in-region lead time initiatives, as well as to support continuing new product introductions. Inventory levels as a percentage of quarterly sales were 123% in the first quarter of 2006, up from 94% in the fourth quarter of 2005 and 118% in the first quarter of 2005. The first quarter increase over the comparable quarter last year was due in part to the typical first quarter 2006 inventory build combined with the typical seasonal decline in net sales from the fourth quarter to the sequential first quarter of the following year. There were no inventory charges, other than APC’s standard provisioning, during the first quarters of 2006 and 2005.

Contractual Obligations

The following table summarizes our significant contractual obligations at March 26, 2006, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our balance sheet as current liabilities at March 26, 2006.

		Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In millions)
Operating Lease Obligations	$29.8	$7.1	$13.6	$6.4	$2.7

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

Capital Expenditures and Capital Commitments

During the first quarters of 2006 and 2005, our capital expenditures, net of capital grants, amounted to approximately $16.9 million and $5.0 million, respectively, consisting primarily of manufacturing and office equipment, purchased software applications, and building improvements. Capital spending in the first quarters of 2006 and 2005 focused on funding additional equipment needs and improving existing factories, principally in the U.S., India, and the Philippines, as well as continuing investment in information technologies. Substantially all of APC’s net capital expenditures were financed from available operating cash.

We have dedicated efforts to optimize our overall manufacturing capacity and locations over recent years and we will continue to plan for future capacity requirements based on the assumed continued acceptance and demand for our products in the specific market segments they were designed to address. We currently expect that capital spending will be between $80 million and $100 million in 2006, compared to $49 million in 2005. We expect that most of our incremental capital spending for 2006 will go toward acquiring and expanding a building for a customer Technology Learning Center, to be based in St. Louis, Missouri, and maintaining, upgrading, and expanding our current manufacturing capacity, as well as investments to upgrade current hardware and software office technologies. During April 2006, we acquired the leased facility currently occupied in St. Louis for $14.3 million as the first major step toward our Technology Learning Center. The purchase price was paid from available cash.

We had no material capital commitments during the first quarters of 2006 and 2005, or at March 26, 2006 and December 31, 2005.

APC has agreements with the Industrial Development Authority of Ireland, otherwise known as the IDA. Under these agreements, we receive grant monies for costs incurred for machinery, equipment, and building improvements for our Galway and Castlebar facilities. These grants are equal to 40% and 60%, respectively, of such costs up to a maximum of $13.1 million for Galway and $1.3 million for Castlebar. Such grant monies are subject to APC meeting certain employment goals and maintaining operations in Ireland until termination of the respective agreements. Under separate agreements with the IDA, we receive direct reimbursement of training costs at our Galway and Castlebar facilities for up to $3,000 and $12,500, respectively, per new employee hired. Also refer to Note 15 of Notes to Consolidated Financial Statements in Item 8 of American Power Conversion Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.

APC also has an agreement with the IDA for a research and development grant towards the costs of a project for the development of software products. The availability of the grant is contingent on meeting certain milestones in the progress of the project as well as meeting certain employment goals on the project within the Galway facility. The amount of grant assistance available on satisfaction of all conditions is 28% of the eligible expenditure to a maximum of €714,588. At March 26, 2006, no grant claims had been claimed or received.

Borrowing Facilities and Financial Commitments

APC had no borrowing facilities or significant financial commitments, other than those required in the normal course of business, during the first quarters of 2006 and 2005, or at March 26, 2006 and December 31, 2005.

Off-Balance-Sheet Arrangements

APC had no significant off-balance sheet arrangements during the first quarters of 2006 and 2005, or at March 26, 2006 and December 31, 2005.

Stock Repurchase Program

In February 2006, APC’s Board of Directors approved a stock repurchase program which authorizes up to $200 million to repurchase outstanding shares of APC’s common stock. The purchases would be made on the open market based on market and business factors. APC commenced the repurchase of its common stock in February 2006 and, as of the end of the first quarter, had repurchased approximately 3.4 million shares on the open market at an average price of approximately $20.39 per share, totaling $70 million. The duration of the repurchase program is two years but may be suspended or discontinued at any time without prior notice.

Quarterly Cash Dividends

Dividends of $0.10 per share were declared and paid in each of the first quarters of 2006 and 2005. It is the intention of the Board of Directors to pay a comparable quarterly dividend on a going forward basis contingent upon continued capital availability and a determination that cash dividends continue to be in the best interests of APC and its shareholders.

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

Foreign Currency Activity

We invoice our customers in various currencies. Realized and unrealized transaction gains or losses are included in the results of operations and are measured based upon the effect of changes in exchange rates on the actual or expected amount of functional currency cash flows. Transaction gains and losses were not material to the results of operations in the first quarters of 2006 and 2005.

The table below summarizes information on balances that are sensitive to foreign currency exchange rates and presents such amounts in U.S. dollar equivalents.

	March 26, 2006		December 31, 2005
	Accounts Receivable	Liabilities	Accounts Receivable	Liabilities
	(In millions)
U.S. dollar functional currency	$85.3	$86.2	$98.6	$93.8
Swiss franc functional currency	$15.1	$6.7	$14.4	$5.8

APC also had non-trade receivables denominated in Euros of approximately U.S.$0.9 million and U.S.$1.4 million at March 26, 2006 and December 31, 2005, respectively.

We continually review our foreign exchange exposure and consider various risk management techniques, including the netting of foreign currency receipts and disbursements, rate protection agreements with customers/vendors and derivatives arrangements, including foreign exchange contracts. We presently do not utilize rate protection agreements or derivative arrangements.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The U.S. Securities and Exchange Commission has defined critical accounting policies as those that are both most important to the portrayal of our financial condition and results and which require our most difficult, complex or subjective judgments or estimates. Based on this definition, we have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For all financial statement periods presented, there have been no material modifications to the application of these critical accounting policies. For a detailed discussion on the application of these and other accounting policies, also refer to Note 1 of Notes to Consolidated Financial Statements in Item 8 of American Power Conversion Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

To the extent we believe that recovery of deferred tax assets is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the consolidated statements of income. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At March 26, 2006 and December 31, 2005, we provided a valuation allowance on certain of our deferred tax assets, primarily consisting of net operating losses generated in 2001 through the first quarter of 2006 for the start up and continuing operations of Brazilian operations, because of uncertainty regarding their realizability. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

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

(B)      Changes in internal control over financial reporting

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

APC is involved in claims and legal actions arising in the ordinary course of business. While management currently believes that resolving all pending legal matters, individually or in aggregate, will not have a material adverse impact on APC’s financial position, litigation and other claims are subject to inherent uncertainties, including the risk of an unfavorable outcome, and management’s view of these matters may change in the future. An unfavorable outcome could include monetary damages or, in cases where injunctive relief is sought, an injunction prohibiting certain activities. Were an unfavorable final outcome to occur, there exists the possibility of a material adverse impact on APC’s financial position, cash flows and results of operations for the period in which the effect becomes reasonably estimable.

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

The factors that could cause actual results to differ materially include the following: APC’s ability to improve the execution of its operations processes and eliminate operational waste and excess expense; depending on market circumstances, APC may not complete its previously approved stock repurchase program; the impact of increasing competition which could adversely affect APC’s revenues and profitability; the impact of foreign currency exchange rate fluctuations; the impact on demand, component availability and pricing, and logistics, and the disruption of manufacturing operations that result from labor disputes, war, acts of terrorism or political instability; ramp up, expansion, transfer and rationalization of global manufacturing capacity; the potential impact of complying with changing environmental regulations; impact on order management and fulfillment, financial reporting and supply chain management processes as a result of APC’s reliance on a variety of computer systems; the discovery of a latent defect in any of APC’s products; APC’s ability to effectively align operating expenses and production capacity with the current demand environment; general worldwide economic conditions, and, in particular, the possibility that the PC and related markets decline; growth rates in the power protection industry and related industries; product mix changes and the potential negative impact on gross margins from such changes; changes in the seasonality of demand patterns; inventory risks due to shifts in market demand; component constraints, shortages, pricing and quality; risk of nonpayment of accounts receivable; the uncertainty of the litigation process including risk of an unexpected, unfavorable result of current or future litigation; and the risks described from time to time in APC’s filings with the Securities and Exchange Commission.

For a discussion of these and other risk factors, please refer to “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table summarizes information relating to purchases made by APC of shares of our common stock during the first quarter ended March 26, 2006.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands except per share amounts)
January 1, 2006 to January 22, 2006	—	$—	—	$—
January 23, 2006 to February 19, 2006	970	$20.20	970	$180,389
February 20, 2006 to March 26, 2006	2,474	$20.46	2,474	$149,335
Total	3,444	$20.39	3,444	$129,723

On February 1, 2006, APC’s Board of Directors approved a stock repurchase program which authorizes up to $200 million to repurchase outstanding shares of APC’s common stock. The purchases would be made on the open market based on market and business factors. APC commenced the repurchase of its common stock in February 2006 and, as of the end of the first quarter, had repurchased approximately 3.4 million shares on the open market at an average price of approximately $20.39 per share (compared to a volume weighted average price of $20.40 per share), totaling $70 million. The duration of the repurchase program is two years but may be suspended or discontinued at any time without prior notice.

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

Date:  May 5, 2006

/s/ Richard J. Thompson

Richard J. Thompson
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

31.1	Certification of Rodger B. Dowdell, Jr., Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)	34

31.2	Certification of Richard J. Thompson, Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)	35

32.1	Certification of Rodger B. Dowdell, Jr., Chief Executive Officer, pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)	36

32.2	Certification of Richard J. Thompson, Chief Financial Officer, pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)	37