Form 10-Q
period 2006-06-25
AMERICAN POWER CONVERSION CORPORATION
filed 2006-08-04
CIK 835910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 25, 2006

or

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
YES   ☐   NO   ☒

Registrant’s Common Stock outstanding, $0.01 par value, at July 27, 2006 —190,481,000 shares

AMERICAN POWER CONVERSION CORPORATION

PART I—CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

ITEM 1.  FINANCIAL STATEMENTS

AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

In thousands except per share amount

(Unaudited)

ASSETS

	June 25, 2006	December 31, 2005
Current assets:
Cash and cash equivalents	$202,078	$262,414
Short term investments (Note 3)	336,667	511,181
Accounts receivable, less allowance for doubtful accounts of $14,146 in 2006 and $14,995 in 2005	395,887	374,694
Inventories:
Raw materials	241,751	215,260
Work-in-process and finished goods	365,810	326,563
Total inventories	607,561	541,823

Prepaid expenses and other current assets	62,701	59,181
Deferred income taxes	68,600	60,139

Total current assets	1,673,494	1,809,432

Property, plant and equipment:
Land, buildings and improvements	91,934	75,549
Machinery and equipment	243,057	229,768
Office equipment, furniture and fixtures	106,659	101,144
Purchased software	61,078	53,275
	502,728	459,736
Less accumulated depreciation and amortization	309,588	293,692
Net property, plant and equipment	193,140	166,044

Long term investments (Note 3)	564	562
Goodwill (Note 4)	17,951	15,781
Other intangibles, net (Note 4)	29,503	36,115
Deferred income taxes	43,820	42,427
Other assets	3,919	5,101

Total assets	$1,962,391	$2,075,462

See accompanying notes to consolidated condensed financial statements.

AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)

In thousands except per share amount

(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 25, 2006	December 31, 2005
Current liabilities:
Accounts payable	$162,288	$176,345
Accrued compensation	51,519	41,798
Accrued sales and marketing programs	52,573	47,826
Accrued warranty (Note 5)	13,348	13,272
Other accrued expenses	59,651	60,013
Deferred revenue	44,976	41,793
Income taxes payable	34,644	39,755

Total current liabilities	418,999	420,802

Deferred tax liability	11,344	14,911

Total liabilities	430,343	435,713

Shareholders’ equity (Notes 6, 7, 8 and 9):
Common stock, $0.01 par value; authorized 450,000 shares in 2006 and 2005; issued 190,179 shares in 2006 and 195,778 shares in 2005	1,902	1,958
Additional paid-in capital	22,671	131,862
Retained earnings	1,504,625	1,504,093
Accumulated other comprehensive income	2,850	1,836

Total shareholders’ equity	1,532,048	1,639,749

Total liabilities and shareholders’ equity	$1,962,391	$2,075,462

See accompanying notes to consolidated condensed financial statements.

AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

In thousands except earnings per share

(Unaudited)

	Six months ended		Three months ended
	June 25,	June 26,	June 25,	June 26,
	2006	2005	2006	2005

Net sales (Note 10)	$1,038,778	$888,609	$559,985	$480,606

Cost of goods sold	692,365	545,893	371,360	302,341

Gross profit	346,413	342,716	188,625	178,265

Operating expenses:
Marketing, selling, general and administrative	257,821	206,198	135,837	105,619
Research and development	48,362	42,975	25,827	22,736

Total operating expenses	306,183	249,173	161,664	128,355

Operating income	40,230	93,543	26,961	49,910

Other income, net	10,352	8,983	4,918	5,189

Earnings before income taxes	50,582	102,526	31,879	55,099

Income taxes	11,381	24,606	7,173	13,224

Net income	$39,201	$77,920	$24,706	$41,875

Basic earnings per share	$0.20	$0.40	$0.13	$0.22

Basic weighted average shares outstanding	193,083	192,955	191,648	193,438

Diluted earnings per share	$0.20	$0.39	$0.13	$0.21

Diluted weighted average shares outstanding	195,981	199,036	194,342	199,742

See accompanying notes to consolidated condensed financial statements.

AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

In thousands

(Unaudited)

	Six months ended		Three months ended
	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
Cash flows from operating activities
Net income	$39,201	$77,920	$24,706	$41,875
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	20,968	18,390	10,327	9,736
Gain on sale of property, plant and equipment	(739)		(739)
Amortization of other intangibles	6,612	5,895	3,307	2,947
Provision for doubtful accounts	1,355	658	829	123
Provision for inventories	15,128	3,321	10,349	2,561
Share-based compensation expense	8,123	5,692	4,012	2,625
Deferred income taxes	(13,421)	(4,429)	2,141	(1,024)
Other non-cash items, net	1,014	(905)	846	(501)
Changes in operating assets and liabilities:
Accounts receivable	(22,548)	(31,320)	(30,163)	(30,622)
Inventories	(80,866)	(7,950)	(28,347)	9,675
Prepaid expenses and other current assets	(3,520)	(8,471)	(2,239)	(3,965)
Other assets	(988)	(2,174)	972	(259)
Accounts payable	(14,057)	3,287	(11,267)	8,410
Accrued expenses	17,365	(3,004)	15,797	2,657
Income taxes payable	(5,111)	9,959	(9,743)	(11,911)
Net cash (used in) provided by operating activities	(31,484)	66,869	(9,212)	32,327

Cash flows from investing activities
Purchases of held-to-maturity securities	—	(624,844)	—	(266,230)
Maturities of held-to-maturity securities	5,000	648,297	5,000	303,748
Purchases of available-for-sale securities	(2,566,140)	(925,525)	(1,266,037)	(486,075)
Sales of available-for-sale securities	2,735,652	911,030	1,349,967	447,231
Capital expenditures	(48,562)	(15,315)	(31,671)	(10,328)
Proceeds from sale of property, plant and equipment	1,237	—	1,237	—
Net cash provided by (used in) investing activities	127,187	(6,357)	58,496	(11,654)

Cash flows from financing activities
Purchases of common stock	(129,493)	—	(59,216)	—
Proceeds from issuances of common stock	10,114	27,507	5,301	18,775
Tax effect of stock options	2,009	—	1,056	—
Dividends paid on common stock	(38,669)	(38,621)	(19,141)	(19,366)
Net cash used in financing activities	(156,039)	(11,114)	(72,000)	(591)

Net change in cash and cash equivalents	(60,336)	49,398	(22,716)	20,082
Cash and cash equivalents at beginning of period	262,414	72,721	224,794	102,037
Cash and cash equivalents at end of period	$202,078	$122,119	$202,078	$122,119

Supplemental cash flow disclosure
Cash paid during the period for:
Income taxes (net of refunds)	$27,839	$13,983	$13,675	$20,265

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

At June 25, 2006, APC had no held-to-maturity investments. At December 31, 2005, APC’s held-to-maturity investments included $5.0 million with contractual maturities of one year or less; APC had no held-to-maturity investments with contractual maturities longer than one year. At June 25, 2006 and December 31, 2005, APC’s available-for-sale auction rate debt securities (ARS’s) included $224.0 million and $364.5 million, respectively, with contractual maturities between approximately one to 37 years. In addition, at June 25, 2006, APC’s available-for-sale ARS’s included $5.5 million that had underlying equity investments. At June 25, 2006 and December 31, 2005, APC’s available-for-sale variable rate demand obligations (VRDN’s) included $107.2 million and $136.7 million, respectively, with contractual maturities between 13 and 33 years. Both the ARS’s and VRDN’s resemble short-term instruments because they contain features (i.e., interest rate reset and put options, respectively) that allow for the sale of the instrument on a predetermined schedule of seven to 49 days depending on the type of instrument and its particular features.

Proceeds from the sales of investment securities available-for-sale were $1.350 billion and $447 million in the second quarters of 2006 and 2005, respectively, and were $2.736 billion and $911 million in the first six months of 2006 and 2005, respectively.

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(In thousands)
At June 25, 2006

Available-for-sale
Auction rate securities	$229,487	$—	$—	$229,487
Variable rate demand obligations	107,180	—	—	107,180
Equity investments	510	54	—	564
	$337,177	$54	$—	$337,231
At December 31, 2005

Available-for-sale
Auction rate securities	$369,481	$—	$—	$369,481
Variable rate demand obligations	136,700	—	—	136,700
Equity investments	481	81	—	562
	506,662	81	—	506,743
Held-to-maturity
U.S. government agency securities	5,000	—	(28)	4,972
	5,000	—	(28)	4,972

	$511,662	$81	$(28)	$511,715

4.              Goodwill and Other Intangible Assets

At each of June 25, 2006 and December 31, 2005, goodwill of $15.9 million and $15.8 million, respectively, was associated with the Small Systems segment. At June 25, 2006, goodwill of $2.1 million was associated with the Large Systems segment and originated during the first quarter of 2006 from a payment of escrowed purchase price consideration. Amortized intangible assets were as follows:

		June 25, 2006		December 31, 2005
Amortized Intangible Assets	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	($ in thousands)

Technology	8 years	$87,319	$61,505	$87,319	$55,958
Customer lists	9 years	11,100	8,393	11,100	7,610
Tradenames	9 years	3,957	2,975	3,957	2,693
Total amortized intangible assets	8 years	$102,376	$72,873	$102,376	$66,261

Aggregate amortization expense related to APC’s other intangible assets for the second quarters of 2006 and 2005 was $3.3 million and $2.9 million, respectively, and for the first six months of 2006 and 2005 was $6.6 million and $5.9 million, respectively. Estimated aggregated amortization for each of the next five succeeding fiscal years is $13.2 million for 2006, $11.1 million for 2007, $6.6 million for 2008, $2.6 million for 2009, and $1.2 million for 2010. There are no expected residual values related to these intangible assets.

5.              Warranty Liability

	Product Warranty Liability at Beginning of Quarter	Accruals for Product Warranties Issued During the Quarter	Adjustments to Accruals for Preexisting Warranties	Warranty Payments	Product Warranty Liability at End of Quarter
	(In thousands)
Second Quarter 2006	$13,229	$11,388	$—	$(11,269)	$13,348
First Quarter 2006	$13,272	$7,315	$—	$(7,358)	$13,229

Second Quarter 2005	$12,012	$9,189	$—	$(9,518)	$11,683
First Quarter 2005	$13,092	$5,334	$—	$(6,414)	$12,012

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

	Six months ended		Three months ended
	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
	(In thousands)
Basic weighted average shares outstanding	193,083	192,955	191,648	193,438
Net effect of dilutive potential common shares outstanding based on the treasury stock method using the average market price	2,898	6,081	2,694	6,304
Diluted weighted average shares outstanding	195,981	199,036	194,342	199,742
Antidilutive potential common shares excluded from the computation above	2,439	588	2,490	197

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

The decrease in common stock and paid-in capital during the second quarter of 2006 reflected APC’s second quarter repurchase on the open market of approximately 3.0 million shares of its common stock, at an average price of $20.21 per share, totaling $59 million. The decrease in common stock and paid-in capital during the first six months of 2006 reflected APC’s first half repurchase on the open market of approximately 6.4 million shares of its common stock, at an average price of $20.30 per share, totaling $129 million. Such shares have been deemed authorized but not issued. These decreases were partially offset by stock issuances relating to stock-based employee benefit programs, as well as to the financial statement recognition of the tax benefit afforded to APC as a result of the disposition of option shares by APC employees. Accounting rules require this corporate tax benefit to be recorded as an increase in paid-in capital.

Dividends.  Dividends of $0.10 per share were declared and paid in each of the first and second quarters of 2006 and 2005. It is the intention of the Board of Directors to pay a comparable quarterly dividend on a going forward basis contingent upon continued capital availability and a determination that cash dividends continue to be in the best interests of APC and its shareholders.

8.              Comprehensive Income

The components of comprehensive income, net of tax, are as follows:

	Six months ended		Three months ended
	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
	(In thousands)
Net income	$39,201	$77,920	$24,706	$41,875
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment	1,041	(905)	891	(501)
Net unrealized loss on investments, net of income taxes	(27)	—	(45)	—
Other comprehensive income (loss)	1,014	(905)	846	(501)

Comprehensive income	$40,215	$77,015	$25,552	$41,374

9.              Share-Based Payments

Effective January 1, 2006, APC adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, using the modified-prospective transition method. Under this transition method, compensation cost recognized in the first quarter of fiscal 2006 includes compensation cost for all share-based payments granted through January 1, 2006, but for which the requisite service period had not been completed as of January 1, 2006, based on the grant date fair values estimated in accordance with the original provisions of SFAS 123. Compensation cost for all share-based payments granted subsequent to January 1, 2006 will be based on grant date fair values estimated in accordance with the provisions of SFAS 123R. Compensation cost for grants during the second quarter ended June 25, 2006 were not material. There were no grants during the first quarter ended March 26, 2006. Results for prior periods have not been restated.

As a result of the adoption of SFAS 123R, APC’s income before income taxes for the second quarter and first six months ended June 25, 2006 were $1.0 million and $2.0 million lower, respectively, and net income for the second quarter and first six months ended June 25, 2006 were $0.8 million and $1.6 million lower, respectively, than if APC had continued to account for share-based compensation under APB Opinion No. 25. APC recognized a total of $4.0 million and $8.1 million of share-based compensation cost for the second quarter and first six months ended June 25, 2006. APC did not record a cumulative effect of change in accounting principle related to forfeitures of stock-based awards since such forfeitures were not material. As of June 25, 2006, there was $20.4 million of total unrecognized compensation cost related to outstanding share-based compensation arrangements. That cost is expected to be recognized over a remaining weighted-average period of 1.8 years. APC utilizes a FASB Interpretation No. 28 attribution model for the timing of the recognition of compensation expense.

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

The following table illustrates the effect on net income and earnings per share as if APC had applied the fair value recognition provisions of SFAS 123 for the second quarter and first six months ended June 26, 2005:

		Six months ended	Three months ended
		June 26, 2005	June 26, 2005
		(In thousands except per share amounts)
Net income	As reported	$77,920	$41,875
Add: Compensation expense recognized during the period, net of related tax effects		4,326	1,995
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	Pro forma	(7,239)	(3,505)
Net income	Pro forma	$75,007	$40,365

Basic earnings per share	As reported	$0.40	$0.22
	Pro forma	$0.39	$0.21

Diluted earnings per share	As reported	$0.39	$0.21
	Pro forma	$0.38	$0.20

For all of APC’s stock-based compensation plans, the fair value of each grant was estimated at the date of grant using the Black-Scholes option pricing model. Black-Scholes utilizes assumptions related to volatility, the risk-free interest rate, dividend yield, and employee exercise behavior. Expected volatilities utilized in the model are based on the historical volatility of APC’s stock price. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The model incorporates exercise and post-vesting forfeiture assumptions based on an analysis of historical data. The expected life of fiscal 2006 grants has been derived from historical information and other factors.

At June 25, 2006, APC had one active stock-based compensation plan, the 2004 Long-Term Incentive Plan (2004 LTI Plan), and an employee stock purchase plan (ESPP), which are described more fully below. At June 25, 2006, there were 9.6 million shares available for future grants under the 2004 LTI Plan.

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

Options granted under the 1997 and 1987 Plans before December 1, 1995 vested 25% at the end of the first year and 12.5% at the end of each six month period thereafter. Options granted after December 1, 1995 and before February 14, 1997 vested 20% at the end of the second year and 20% at the end of each year thereafter. Options granted after February 14, 1997 vest 25% at the end of the first year and 12.5% at the end of each six month period thereafter. Options granted under the 2004 LTI Plan generally vest 25% at the end of each year.

On April 21, 1997, APC’s shareholders approved the 1997 Non-employee Director Stock Option Plan and on May 20, 1993 approved the 1993 Non-employee Director Stock Option Plan (collectively the Director Plans). The 1997 and 1993 Director Plans authorized the grant of options for up to 400,000 shares and 80,000 shares of common stock, respectively. In the first six months of 2006 and 2005, all non-employee directors were entitled to participate in the 1997 Non-Employee Director Stock Option Plan, with each receiving no option grants during those quarters.

Options granted under the 1997 Director Plan, and the options granted on August 9, 2001 under the 1997 Stock Option Plan, vest 25% at the end of the second year and 9.375% at the end of each six month period thereafter. Options granted under the 1993 Director Plan vested 25% at the end of the first year and 25% annually thereafter.

Options granted under all stock-based compensation plans after January 1, 1993 expire not more than ten years from the date of grant (five years in the case of ISOs granted to ten percent shareholders). The outstanding options at June 25, 2006 expire at various dates through 2016. Options granted terminate within a specified period of time following termination of an optionee’s employment or position as a director or consultant with APC.

A summary of the status of stock options outstanding under APC’s stock-based compensation plan as of June 25, 2006, and changes during the first six months ending on that date is presented below. APC has a policy of issuing new shares to satisfy stock option exercises.

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands except years and per share amounts)

Outstanding at January 1, 2006	11,757	$15.69
Granted	162	$18.98
Exercised	(698)	$12.41		$3,283
Terminated	(231)	$19.82
Outstanding at June 25, 2006	10,990	$15.86	4.3 years	$48,537

Exercisable at June 25, 2006	9,623	$15.53	3.8 years	$33,199

Stock Purchase Plan.  On April 21, 1997, APC’s shareholders approved an Employee Stock Purchase Plan (the Plan) to provide substantially all employees an opportunity to purchase shares of its common stock through payroll deductions, in an aggregate amount up to 10% of eligible compensation. Semiannually, participant account balances are used to purchase shares of stock at the lesser of 85% of the fair market value of shares on the grant date or the exercise date. The aggregate number of shares purchased by an employee may not exceed 3,000 shares annually (subject to limitations imposed by the Internal Revenue Code). The employee stock purchase plan expires on February 11, 2017. A total of 3.0 million shares are authorized for purchase under the Plan. During the second quarters of 2006 and 2005, under the Plan, 72,604 shares were issued at $18.47 per share and 69,214 shares were issued at $16.78 per share, respectively. No shares were issued under the Plan during the first quarters of 2006 and 2005.

Restricted Stock Units.  Also under the aforementioned 2004 LTI Plan, APC’s Compensation and Stock Option Committee of the Board of Directors approved the award of restricted stock units (RSU’s). A summary of the status of RSU’s as of June 25, 2006 and changes during the first six months then ended is presented below:

	Number of RSU’s	Weighted Average Grant-Date Fair Value
	(Shares in thousands)
Non-vested at January 1, 2006	1,137	$19.82
Granted	483	$18.98
Terminated	(65)	$21.75
Non-vested at June 25, 2006	1,555	$19.47

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

Large Systems.  The Large Systems segment provides systems, products and services that primarily provide back-up power, power distribution and cooling for data centers, facilities, and communications equipment for both commercial and industrial applications. Product offerings include major components of InfraStruXure® systems, Silcon® UPSs, precision cooling equipment, DC and broadband power systems, Gutor® industrial UPS systems and APC Global Services. Products are sold to commercial users through both a direct and indirect selling model consisting of value-added resellers and strategic partnerships. Additionally, APC utilizes manufacturer representatives to identify and secure projects.

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

Summary operating segment information is as follows:

	Six months ended		Three months ended
	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
	(In thousands)
Segment net sales
Small Systems	$750,480	$663,692	$399,587	$356,231
Large Systems	246,590	185,549	139,484	104,876
Other	33,091	33,692	15,590	16,359
Total segment net sales	1,030,161	882,933	554,661	477,466
Shipping and handling revenues	8,617	5,676	5,324	3,140
Total net sales	$1,038,778	$888,609	$559,985	$480,606

Segment profits
Small Systems	$310,617	$307,497	$165,830	$160,989
Large Systems	43,210	36,635	25,871	19,188
Other	18,057	19,510	8,602	9,244
Total segment profits	371,884	363,642	200,303	189,421
Shipping and handling net costs	25,471	20,924	11,678	11,155
Other indirect operating expenses	306,183	249,175	161,664	128,356
Other income, net	10,352	8,983	4,918	5,189
Earnings before income taxes	$50,582	$102,526	$31,879	$55,099

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

ITEM 2.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a discussion of our business outlook for the second half of 2006. We also provide a discussion of our Results of Operations for the second quarter and first six months of 2006 compared to the second quarter and first six months of 2005. This discussion includes an overview of our operating results and the directions in which our markets, segments, and geographies are moving. We then provide a Liquidity and Financial Resources discussion of the significant changes in our balance sheet during the second quarter and first six months of 2006, and cash flows for the second quarter and first six months of 2006 compared to the second quarter and first six months of 2005, as well as our contractual obligations and foreign currency activity. This is followed by a discussion of the Critical Accounting Policies that we believe are important to our business operations and understanding of our results of operations.

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

BUSINESS OUTLOOK

We are pleased with APC’s top line performance during the first half of 2006, but have identified opportunities for improvement. Our performance continues to reflect strong demand across geographies and major operating segments and extended our double digit year-over-year revenue growth streak to twelve consecutive quarters. We are confident that the strong year-over-year revenue growth can be attributed to what we believe is a healthy macro-economic environment for IT spending and is the result of our continued investments in research and development, sales and marketing activities and the growing adoption of APC’s network-critical physical infrastructure, or NCPI, architecture. APC has pioneered integrated systems for NCPI, which is the foundation upon which Information Technology (IT) and telecommunication networks reside. It is the “backbone” of a business, as its elements provide the power, cooling, physical housing, cabling and other elements which allow the IT systems to function. The investments we have continued to make to educate the market and drive adoption of the technology, we believe, are being well received as customers embrace the modular, standardized approach APC has pioneered.

As strong as our revenue results were in the first and second quarter, our operating performance has not produced similar results. Through the streamlining of operations, supply chain initiatives and pricing actions, we are taking steps to improve our gross margin, while maintaining investments in innovation, sales and marketing programs to drive awareness and adoption of APC’s NCPI solutions globally. Despite continued progress in our operations and supply chain initiatives, the year-over-year trends remain unfavorable although less so than previous quarters. Additionally, year-over-year margins were also negatively impacted in the quarter by segment and product mix as well as pricing. From the first quarter, top line growth that outpaced spending growth coupled with gross margin improvement resulted in operating income more than doubling in the second quarter versus the first quarter 2006.

Developing and managing the internal capabilities necessary to meet the supply and order fulfillment requirements of two distinct business models, that is, a transaction-oriented products business and a customer-focused systems solutions business, is a complicated and difficult task. To support these two businesses, we are working to lower manufacturing costs and improve product delivery to our global customer base. This includes transitioning more Large Systems manufacturing overseas and populating global distribution centers with a broader portfolio of products. While we are generating some savings from transitioning these products overseas, particularly related to material cost savings, we have incurred incremental costs and suffered from product availability disruptions. Additionally, revamping our distribution model has generated incremental logistics costs. During the second quarter we continued to make strides to improve our order fulfillment process and reduce our reliance on expedited shipping methods, particularly related to air freight. We saw our gross margin stabilize and increase slightly from the first quarter, however our freight and logistics costs remain at levels higher than they were prior to the recent transitions of Large Systems product manufacturing overseas.

As we look forward to the remainder of 2006, we will continue to aggressively implement our plans to continue transforming APC into a lean, ambidextrous, customer-centric enterprise. To accomplish this, we will need to: (1) optimize operational efficiency, (2) deploy and improve distribution capabilities in all regions globally, (3) accelerate the responsiveness of the supply chain to minimize availability issues for the more complex solutions, (4) improve demand to supply signaling capabilities to support both business models, and (5) build a products and professional services business needed for successfully pursuing datacenter opportunities. Some of these initiatives, during implementation, may result in our incurring incremental costs prior to achieving the desired outcomes. Additionally, these initiatives will take time, some more than others, to implement, but we are committed to making significant, meaningful, and timely progress.

We recently announced plans for the consolidation of Irish manufacturing operations in our Castlebar, Ireland facility and the redeployment of certain customer-facing positions to locations in the Europe, Middle East and Africa region in closer proximity to customers. The company currently intends to retain select sales, information technology, research and development and business support functions in its existing Galway, Ireland facility. APC has begun discussions with its workforce in Ireland with the objective of reducing approximately 200 to 250 positions within Ireland, primarily in the manufacturing, operations and customer support areas.  The estimated range of costs in connection with this plan is approximately $4.0 million to $5.0 million, consisting primarily of one-time employee severance costs, which will be recognized in the third quarter 2006. The company anticipates completing the plan in the first quarter of 2007 and that all of the expected costs will be financed from available operating cash.

We believe that we are well positioned competitively, financially and strategically. We will continue to be focused on empowering IT professionals with the knowledge, tools and solutions they need to effectively design, build and manage network-critical physical infrastructure. Our objective is for APC to become a trusted, global partner for the long term, committed to solving our customers’ NCPI problems of today and helping them anticipate their challenges of tomorrow, thereby allowing our customers to focus on their core competencies. Experts now predict that powering and cooling the data center will soon become more expensive than purchasing the IT equipment to populate it.  The importance of properly managing and maximizing the performance of NCPI has never been higher.  APC anticipated this market need and is helping customers prepare for this reality with an entirely new approach to design, build and operate data centers.  Today, we are committed to arm data center professionals with a solution that enables them to manage their complex power and cooling challenges. We believe that we can accomplish these objectives by dramatically reducing our customers’ level of complexity and their total cost of ownership involved in designing, building, and managing the network-critical physical infrastructure that is at the very core of maintaining business continuity, application availability, and network reliability.

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

Overall gross margins for 2006 are currently expected to continue to be impacted on a year-over-year basis by increased operational costs and a shift in product mix toward the faster-growing, lower-margin Large Systems products. Gross margins, particularly for Small Systems products, are expected to continue to be impacted by our response to a competitive pricing environment, but we have made single-digit price increases on select Small Systems products to help offset rising commodity price trends. While we expect to continue to strive for favorable component pricing arrangements with our material suppliers, the recent rising trends of commodity prices, particularly for steel, copper and lead, are expected to put upward pressure on our product materials costs. In addition to price increases in the Small Systems segment, we also expect partial offset from material cost reductions, particularly for Large Systems products, typically seen after transitioning to low-cost factories.

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

We have dedicated efforts to optimize our overall manufacturing capacity and locations over recent years and we will continue to plan for future capacity requirements based on the assumed continued acceptance and demand for our products in the specific market segments they were designed to address. We currently expect that capital spending will be between $80 million and $100 million in 2006, compared to $49 million in 2005. We expect that most of our incremental capital spending for 2006 will go toward acquiring and expanding a building for a customer Technology Learning Center, to be based in St. Louis, Missouri, and maintaining, upgrading, and expanding our current manufacturing capacity, as well as investments to upgrade current hardware and software office technologies. During the second quarter, we acquired the land and building in St. Louis for approximately $14 million from available cash on-hand.

We are committed to sustaining our R&D efforts to meet the future needs of our customers across all segments and potentially expanding into emerging, high-growth areas. We continue to advance our NCPI systems in addition to ensuring our end-to-end offering is the best in the industry. We will remain focused on aggressively driving the growth of our network-critical physical infrastructure solutions, which will require sustaining and increasing our operating expense investments in sales and marketing, including increased personnel and investments in global customer education initiatives.

In February 2006, APC’s Board of Directors approved a stock repurchase program which authorizes up to $200 million to repurchase outstanding shares of APC’s common stock. The purchases would be made on the open market based on market and business factors. APC commenced the repurchase of its common stock in February 2006 and, as of the end of the second quarter, had repurchased approximately 6.4 million shares on the open market at an average price of approximately $20.30 per share, totaling $129 million. The duration of the repurchase program is two years but may be suspended or discontinued at any time without prior notice.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND SIX MONTH PERIODS ENDED JUNE 25, 2006 AND JUNE 26, 2005

Revenues

Net sales were $560.0 million for the second quarter of 2006, an increase of 16.5% compared to $480.6 million for the comparable period in 2005. Net sales for the first six months of 2006 were $1.039 billion, an increase of 16.9% compared to $888.6 million for the same period in 2005. Each of our major geographies and principal operating segments reported very healthy top line second quarter and first half growth. We are confident that the strong year-over-year growth can be attributed to what we believe continues to be a healthy macro-economic environment for IT spending and is the result of our continued investments in sales and marketing activities and the growing adoption of APC’s network-critical physical infrastructure, or NCPI, architecture.

Each of our operating segments contributed to the strong top line performance. The Large Systems segment, which is a focus of our data center initiatives and incorporates 3-phase UPS products, cooling, services and other related products, again posted the strongest gains for APC. We continued to make investments in supporting our efforts in these network-critical physical infrastructure markets and our top line advances highlight the resulting strong performance. Led by solid growth in our online Smart-UPS products, Back-UPS family and InfraStruXure related products, the Small Systems segment also continues to produce strong results that reflect APC’s position as a preferred partner in the mid-market and consumer power protection markets. For further information about revenues by segment, refer to the Segment Results section below.

Revenues by Geography.  The following table summarizes our revenues on a geographic basis for the second quarter and six months ended June 25, 2006 and June 26, 2005.

	Six months ended				Three months ended
	June 25, 2006	% of Total	June 26, 2005	% of Total	June 25, 2006	% of Total	June 26, 2005	% of Total
	(In millions)
North and Latin America (the Americas)	$552.0	53.1%	$462.0	52.0%	$304.8	54.4%	$257.8	53.6%
Europe, the Middle East, and Africa (EMEA)	299.3	28.8%	256.9	28.9%	162.3	29.0%	140.2	29.2%
Asia	187.5	18.1%	169.7	19.1%	92.9	16.6%	82.6	17.2%
Total Net Sales	$1,038.8	100.0%	$888.6	100.0%	$560.0	100.0%	$480.6	100.0%

The Americas’ net sales increased 18.2% in the second quarter of 2006 over the second quarter of 2005, and increased 19.5% in the first six months of 2006 over the first six months of 2005. EMEA’s net sales increased 15.7% in the second quarter of 2006 over the second quarter of 2005, and increased 16.5% in the first six months of 2006 over the first six months of 2005. Asia’s net sales increased 12.4% in the second quarter of 2006 over the second quarter of 2005, and increased 10.3% in the first six months of 2006 over the first six months of 2005.

In addition, we believe that constant currency information is useful for an understanding of our operating results. Revenues on a constant currency basis differ from revenues presented in accordance with accounting principles generally accepted in the United States.

Constant Currency Revenues

($ in millions)

	Three Months Ended June 25, 2006			Three Months Ended June 26, 2005
	Constant $ Revenue	Constant $ Impact	Constant $ % Change	Constant $ Revenue	Constant $ Impact	Constant $ % Change

The Americas	$303.9	$0.8	17.9%	$256.8	$1.0	21.7%
EMEA	162.3	—	15.7%	136.0	4.2	14.1%
Asia	95.1	(2.1)	15.0%	80.8	1.8	23.4%
Total Net Sales	$561.3	$(1.3)	16.7%	$473.6	$7.0	19.7%

	Six Months Ended June 25, 2006			Six Months Ended June 26, 2005
	Constant $ Revenue	Constant $ Impact	Constant $ % Change	Constant $ Revenue	Constant $ Impact	Constant $ % Change

The Americas	$550.2	$1.9	19.1%	$460.8	$1.2	22.9%
EMEA	305.6	(6.3)	19.0%	249.4	7.5	8.6%
Asia	194.3	(6.9)	14.3%	166.9	2.8	17.0%
Total Net Sales	$1,050.1	$(11.3)	18.1%	$877.1	$11.5	17.3%

EMEA’s revenues on a constant currency basis principally reflect fluctuations in the Euro and British pound.

Asia’s revenues on a constant currency basis principally reflect fluctuations in the Japanese yen and Australian dollar.

Cost of Goods Sold

Cost of goods sold was $371.4 million or 66.3% of net sales in the second quarter of 2006 compared to $302.3 million or 62.9% of net sales in the second quarter of 2005. Cost of goods sold was $692.4 million or 66.7% of net sales in the first six months of 2006 compared to $545.9 million or 61.4% of net sales in the first six months of 2005. Gross margins for the second quarter of 2006 were 33.7% of net sales, approximately 340 basis points lower than in the second quarter of 2005. Gross margins for the first six months of 2006 were 33.3% of net sales, approximately 530 basis points lower than in the first six months of 2005. The lower second quarter and first half 2006 gross margins were attributable to a segment mix shift toward our Large Systems segment, combined with pricing and mix shifts within our principal segments.

Additionally, approximately one percentage point of the decline was attributable to higher operational costs, primarily freight and logistics costs, resulting from production shifts to lower-cost locations and distribution center transitions and, to a lesser degree, manufacturing cost inefficiencies caused by redundant capacity. Although we continued to reduce our reliance on expedited shipment methods during the quarter, particularly air freight, overall freight and logistics costs remain higher than prior year levels. Going forward, we will continue to further improve our processes and efficiencies.

For further information about gross margins by segment, refer to the Segment Results section below.

Inventory Reserves.  Total inventory reserves at June 25, 2006 were $62.4 million compared to $48.6 million at December 31, 2005. The increase in total inventory reserves reflected routine provisioning that was necessary as a result of applying APC’s inventory reserve methodology throughout the quarter, offset by the physical disposition of inventories covered by APC’s inventory reserves. APC’s reserve estimate methodology involves quantifying the total inventory position having potential loss exposure. Loss exposure generally results from several business factors, including product or component discontinuance, unplanned changes in demand, product design changes, and factory transitions. Quantifying such loss exposure is the result of combining the cost of inventories specifically identified as having little or no opportunity for sale or use (thus available for physical disposition) plus the cost of inventories having a high risk of no future sale or use based upon an analysis of on-hand quantities compared to historical and anticipated future sale or use. APC maintains an on-going business process for the physical disposition of inventories previously identified. Inventory write-offs occur at the time of physical disposition. Inventories, once reserved, are not written back up as such reserve adjustments are considered to be a permanent decrease to the cost basis of the excess or obsolete inventory.

Segment Results (Also refer to Note 10 of Notes to Consolidated Financial Statements in Item 1 of this report for important information regarding APC’s reportable segments)

Small Systems.  Net sales for products in the Small Systems segment, which provides power protection, UPS and management products for the PC, server and networking markets, increased in the second quarter of 2006 by 12.2% over the second quarter of 2005, and increased in the first six months of 2006 by 13.1% over the first six months of 2005. Demand for our online, single phase, Smart-UPS solution, the Smart UPS RT, summer demand for Back-UPS desktop UPS, and InfraStruXure related products, including racks and device management, bolstered sales for this segment.

Second quarter and first half 2006 gross margins for the Small Systems segment of 41.5% and 41.4%, respectively, declined 370 basis points and 490 basis points, respectively, from the comparable periods in 2005. In addition to the aforementioned higher freight and logistics costs, pricing and mix shifts were factors in the year-over-year decline.

Large Systems.  Net sales for products in the Large Systems segment, consisting primarily of 3-phase UPS, services, precision cooling and ancillary products for data centers, facilities and communication applications, increased in the second quarter of 2006 by 33.0% over the second quarter of 2005, and increased in the first six months of 2006 by 32.9% over the first six months of 2005. Year-over-year growth in InfraStruXure related solutions, including Symmetra 3-Phase UPS, helped drive growth in this segment. In total, InfraStruXure revenue grew approximately 30% year-over-year and sequentially. Additionally, our new Smart UPS VT, which replaces lower-kVA legacy Silcon products and APC’s broadband products also contributed to the strong top line performance of this segment.

Second quarter and first half 2006 gross margins for the Large Systems segment of 18.5% and 17.5%, respectively, increased 20 basis points and decreased 220 basis points, respectively, from the comparable periods in 2005. While the aforementioned higher freight and logistics costs contributed to the downward pressure on margins in this segment, product mix, particularly related to the growth of lower margin offerings in our broadband family, also impacted the year-over-year margin comparison. Continuing material cost savings partially offset these unfavorable factors.

 “Other” Segment.  Net sales for products in the Other segment, consisting principally of mobile accessories and replacement batteries, decreased in the second quarter of 2006 by 4.7% over the second quarter of 2005, and decreased in the first six months of 2006 by 1.8% over the first six months of 2005 as sales of mobile accessories were down year-over-year in both periods and replacement battery sales were down in the second quarter.

Second quarter and first half 2006 gross margins for the Other segment of 55.2% and 54.6%, respectively, decreased 130 basis points and 330 basis points, respectively, from the comparable periods in 2005. Pricing and material costs negatively impacted this segment’s gross margins.

Operating Expenses

Marketing, Selling, General, and Administrative (SG&A) Expenses. SG&A expenses in the second quarter of 2006 were $135.8 million or 24.3% of net sales compared to $105.6 million or 22.0% of net sales in the second quarter of 2005. SG&A expenses in the first six months of 2006 were $257.8 million or 24.8% of net sales compared to $206.2 million or 23.2% of net sales in the first six months of 2005. We continue to support our data center initiatives, with a focus on increasing the awareness of our existing and prospective customers, particularly in relation to our InfraStruXure architecture. Our investments remain concentrated on driving InfraStruXure and data center-related initiatives, including sales and service staffing, education, and sales generation. The investments we are making in these areas are essential to branding the data center, and establishing APC as a leader in the network-

critical physical infrastructure market. We also recorded nearly $3 million in incremental costs year-over-year associated with the newly acquired Netbotz business, including amortization of intangibles ($6 million during the first half). Additionally, pursuant to our adoption of SFAS 123R, we recorded approximately $1 million in incremental stock-based compensation during the quarter ($2 million during the first half) for a total equity compensation expense of $4 million ($8 million during the first half) when combined with costs associated with restricted stock units; the majority of these costs were classified in operating expenses.

The allowance for bad debts was 3.4% of gross accounts receivable at June 25, 2006, substantially unchanged from 3.8% at December 31, 2005. Accounts receivable balances outstanding over 60 days represented 14.1% of total receivables at June 25, 2006 compared to 12.7% at December 31, 2005. A majority of U.S. and international customer balances continue to be covered by receivables insurance. We continue to experience strong collection performance. Write-offs of uncollectable accounts represent less than 1% of net sales for both periods.

Research and Development (R&D).  R&D expenditures were $25.8 million or 4.6% of net sales in the second quarter of 2006, up from $22.7 million or 4.7% of net sales in the second quarter of 2005. R&D expenditures were $48.4 million or 4.7% of net sales in the first six months of 2006, up from $43.0 million or 4.8% of net sales in the first six months of 2005. We are committed to sustaining our R&D efforts to meet the future needs of our customers across all segments and potentially expanding into emerging, high-growth areas. We continue to advance our NCPI systems in addition to ensuring our end-to-end offering is the best in the industry. We believe that continued product innovation through development is necessary for our existing products to remain competitive in our markets, as well as creating opportunities from new product introductions. The increases in total R&D spending primarily reflect increased numbers of software and hardware engineers and costs associated with new product development and engineering support.

Other Income, Net and Income Taxes

Other Income, Net.  Other income is comprised principally of interest income which decreased during the second quarter of 2006 due principally to lower average cash balances available for investment during 2006. Interest income increased during the first six months of 2006 as a result of the favorable impact of rising interest rates compared to the first six months of 2005.

At June 25, 2006, APC had $539.3 million of total cash and investments, down from $774.2 million at December 31, 2005. We manage APC’s cash and investment balances to preserve principal and liquidity while maximizing our return on the total investment portfolio. We diversify our investment portfolio by investing in multiple types of investment-grade securities with multiple investment brokers. Based on APC’s investment portfolio and interest rates, at June 25, 2006, a 100 basis point increase or decrease in interest rates would have resulted in an increase or decrease of approximately $5 million in our annual interest income.

Income Taxes.  Our effective income tax rate was approximately 22.5% for the second quarter and first six months ended June 25, 2006 and was approximately 24.0% for the second quarter and first six months of June 26, 2005. The decrease in 2006 from 2005 is due to the tax savings from an increasing portion of taxable earnings anticipated to be generated from APC’s operations in jurisdictions currently having lower income tax rates than the present U.S. statutory income tax rate. This shift resulted partially from our product transitions to lower cost, lower tax, manufacturing locations. APC has tax holidays in China and India which reduce or eliminate the income taxes paid in those countries. Although this could have the effect of increasing APC’s foreign taxes, we expect APC’s effective income tax rate to remain considerably lower than the U.S. statutory federal corporate tax rate of 35%.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

Working capital at June 25, 2006 was $1.254 billion compared to $1.389 billion at December 31, 2005. Our total cash, cash equivalents, and short-term investments decreased to $539.3 million at June 25, 2006 from $774.2 million at December 31, 2005.

Stock Repurchase Program.  In February 2006, APC’s Board of Directors approved a stock repurchase program which authorizes up to $200 million to repurchase outstanding shares of APC’s common stock. The purchases would be made on the open market based on market and business factors. The duration of the repurchase program is two years but may be suspended or discontinued at any time without prior notice. APC commenced the repurchase of its common stock in February 2006. The first half 2006 decrease in our cash, cash equivalents, and short-term investments position reflected APC’s first half repurchase on the open market of approximately 6.4 million shares of its common stock, at an average price of $20.30 per share, totaling $129 million.

In addition, APC’s continued positive operating results allowed us to pay a quarterly dividend and continue to internally finance the capital investment, R&D, sales and marketing spending required to expand our operations.

Cash Flows

The table below summarizes our cash flows for the second quarters and first six months ended June 25, 2006 and June 26, 2005.

	Six months ended		Three months ended
	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
	(In thousands)
Net cash (used in) provided by operating activities	$(31,484)	$66,869	$(9,212)	$32,327

Net cash provided by (used in) investing activities	127,187	(6,357)	58,496	(11,654)

Net cash used in financing activities	(156,039)	(11,114)	(72,000)	(591)

Net change in cash and cash equivalents	(60,336)	49,398	(22,716)	20,082
Cash and cash equivalents at beginning of period	262,414	72,721	224,794	102,037
Cash and cash equivalents at end of period	$202,078	$122,119	$202,078	$122,119

Cash Flows from Operating Activities.  Our cash flows from operations for the second quarter and first six months of 2006 funded increased inventory as discussed below. Our cash flows from operations for the second quarter of 2005 and first six months of 2005 reflected higher profit levels. In addition, both years reflected increased accounts receivable balances as a result of higher second quarter and first half sales.

Cash Flows from Investing Activities.  Our investing activities cash flows in the second quarter and first six months of 2006 reflected the impact of the aforementioned share repurchase program, and in the second quarter and first six months of 2005 reflected the purchase of available-for-sale securities. Both periods included the impact of capital spending, principally manufacturing and office equipment, purchased software applications, and building improvements. Our investment approach and the composition of our investment portfolio remained relatively constant overall with no investments having maturity dates greater than one year, except for our auction rate securities and variable rate demand obligations. Capital spending in the second quarters and first six months of 2006 and 2005 focused on funding additional equipment needs and improving existing factories, principally in the U.S., India, and the Philippines, as well as continuing investment in information technologies.

Cash Flows from Financing Activities.  Our cash flows from financing activities included the afore-mentioned share repurchases in the second quarter and first six months of 2006, as well as the payment of common stock dividends of approximately $19.1 million and $19.4 million during the second quarters of 2006 and 2005, respectively, and $38.7 million and $38.6 million during the first six months of 2006 and 2005, respectively. These outflows were partially offset by proceeds from issuances of common stock relating to employee stock plans during each of the periods presented.

Inventories

Worldwide inventories were $607.6 million at June 25, 2006, up from $541.8 million at December 31, 2005. Our inventory typically increases in the first half due to seasonal anticipation of summer demand patterns as a result of power outages and interruptions. Also, higher levels of on-hand finished goods were required to ensure product availability as we navigate our aforementioned supply chain issues, and to meet increasing current and anticipated demand, particularly InfraStruXure demand, as well as to manage the requirements associated with continuing transfers of production of a wide range of Small and Large Systems products to and among our low cost manufacturing regions. In addition, we increased our inventory levels strategically to support in-region lead time initiatives, as well as to support continuing new product introductions. Despite increasing inventory levels, our inventory days on hand improved to 147 days in the second quarter of 2006, down from 161 days in the first quarter of 2006, reflecting our strong second quarter 2006 net sales performance, and approximated 144 days in the second quarter of 2005. There were no inventory charges, other than APC’s standard provisioning, during the second quarters and first six months of 2006 and 2005.

Contractual Obligations

The following table summarizes our significant contractual obligations at June 25, 2006, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our balance sheet as current liabilities at June 25, 2006.

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In millions)
Operating Lease Obligations	$27.4	$4.7	$13.6	$6.4	$2.7

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

Capital Expenditures and Capital Commitments

During the second quarters of 2006 and 2005, our capital expenditures, net of capital grants, amounted to approximately $31.7 million and $10.3 million, respectively. During the first six months of 2006 and 2005, our capital expenditures, net of capital grants, amounted to approximately $48.6 million and $15.3 million, respectively. Our capital spending during the second quarters and first six months of 2006 and 2005 consisted primarily of manufacturing and office equipment, purchased software applications, and building improvements, with spending focused on funding additional equipment needs and improving existing factories, principally in the U.S., India, and the Philippines, as well as continuing investment in information technologies. Substantially all of APC’s net capital expenditures were financed from available operating cash.

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

We had no material capital commitments during the second quarters and first six months of 2006 and 2005, or at June 25, 2006 and December 31, 2005.

APC has an agreement with the Industrial Development Authority of Ireland, otherwise known as the IDA. Under this agreement, we receive grant monies for costs incurred for machinery, equipment, and building improvements for our Galway facility. These grants are equal to 40% of such costs up to a maximum of $13.1 million. Such grant monies are subject to APC meeting certain employment goals and maintaining operations in Ireland until termination of the agreement. By an amendment agreement dated June 26, 2006, APC and the IDA agreed to (1) reduce the aggregate required employment goals for our Galway facility subject to maintaining certain minimum target employment levels in our Galway and Castlebar facilties and  the imposition of monetary penalties should aggregate employment levels in the two facilities fall below 405 employees, (ii) reduce by 30% over two years APC’s contingent grant liability in the event that APC breaches the agreement, and (iii) extend the term of the underlying agreement from 2008 to 2012. Under a separate agreement with the IDA, we receive direct reimbursement of training costs at our Galway and Castlebar facilities for up to $3,000 and $12,500, respectively, per new employee hired. Also refer to Note 15 of Notes to Consolidated Financial Statements in Item 8 of American Power Conversion Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.

APC also has an agreement with the IDA for a research and development grant towards the costs of a project for the development of software products. The availability of the grant is contingent on meeting certain milestones in the progress of the project as well as meeting certain employment goals on the project within the Galway facility. The amount of grant assistance available on satisfaction of all conditions is 28% of the eligible expenditure to a maximum of €714,588. At June 25, 2006, no grant claims had been claimed or received.

Borrowing Facilities and Financial Commitments

APC had no borrowing facilities or significant financial commitments, other than those required in the normal course of business, during the second quarters and first six months of 2006 and 2005, or at June 25, 2006 and December 31, 2005.

Off-Balance-Sheet Arrangements

APC had no significant off-balance sheet arrangements during the second quarters and first six months of 2006 and 2005, or at June 25, 2006 and December 31, 2005.

Quarterly Cash Dividends

Dividends of $0.10 per share were declared and paid in each of the first and second quarters of 2006 and 2005. It is the intention of the Board of Directors to pay a comparable quarterly dividend on a going forward basis contingent upon continued capital availability and a determination that cash dividends continue to be in the best interests of APC and its shareholders.

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

Foreign Currency Activity

We invoice our customers in various currencies. Realized and unrealized transaction gains or losses are included in the results of operations and are measured based upon the effect of changes in exchange rates on the actual or expected amount of functional currency cash flows. Transaction gains and losses were not material to the results of operations in the second quarters or first six months of 2006 and 2005.

The table below summarizes information on balances that are sensitive to foreign currency exchange rates and presents such amounts in U.S. dollar equivalents.

	June 25, 2006		December 31, 2005
	Accounts Receivable	Liabilities	Accounts Receivable	Liabilities
	(In millions)
U.S. dollar functional currency	$87.6	$104.5	$98.6	$93.8

Swiss franc functional currency	$18.5	$4.8	$14.4	$5.8

APC also had non-trade receivables denominated in Euros of approximately U.S.$0.9 million and U.S.$1.4 million at June 25, 2006 and December 31, 2005, respectively.

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

Revenue from sales of third-party vendor products or services is recorded on a gross basis when APC is a principal to the transaction, and is recorded net of costs should APC act as an agent between the client and vendor. Generally, APC does not act as agent. Several factors are considered to determine whether APC is an agent or principal, most notably whether APC is the primary obligor to the client, has inventory risk or adds meaningful value to the vendor’s products or service. Consideration is also given to whether APC was involved in the selection of the vendor’s product or service, has latitude in establishing the sales price, or has credit risk.

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

•                  significant negative industry or economic trends; and

•                  significant technological changes, which would render equipment or manufacturing processes obsolete.

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

To the extent we believe that recovery of deferred tax assets is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the consolidated statements of income. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At June 25, 2006 and December 31, 2005, we provided a valuation allowance on certain of our deferred tax assets, primarily consisting of net operating losses generated in 2001 through the second quarter of 2006 for the start up and continuing operations of Brazilian operations, because of uncertainty regarding their realizability. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

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

ITEM 1A.  RISK FACTORS

FACTORS THAT MAY AFFECT FUTURE RESULTS

This document contains forward-looking statements that involve risks and uncertainties, particularly in the Business Outlook section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of this report. You can identify forward-looking statements by the use of forward-looking terminology including “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates,” or “anticipates” or the negative of these words and phrases or other variations of these words and phrases or comparable terminology. Our actual results could differ materially from those anticipated in these forward looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this document.

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

The factors that could cause actual results to differ materially include the following: APC’s ability to improve the execution of its operations processes and eliminate operational waste and excess expense; depending on market circumstances, APC may not complete its previously approved stock repurchase program; the impact of increasing competition which could adversely affect APC’s revenues and profitability; the impact of foreign currency exchange rate fluctuations; the impact on demand, component availability and pricing, and logistics, and the disruption of manufacturing operations that result from labor disputes, war, acts of terrorism or political instability; ramp up, expansion, transfer and rationalization of global manufacturing capacity, including successfully consolidating APC’s Irish manufacturing operations in Castlebar, Ireland and redeploying certain customer-facing positions within the Europe, Middle East and Africa region; APC’s ability to effectively align operating expenses and production capacity with the current demand environment; the potential impact of complying with changing environmental regulations; impact on order management and fulfillment, financial reporting and supply chain management processes as a result of APC’s reliance on a variety of computer systems; the discovery of a latent defect in any of APC’s products; general worldwide economic conditions, and, in particular, the possibility that the PC and related markets decline; growth rates in the power protection industry and related industries; product mix changes and the potential negative impact on gross margins from such changes; changes in the seasonality of demand patterns; inventory risks due to shifts in market demand; component constraints, shortages, pricing and quality; risk of nonpayment of accounts receivable; the uncertainty of the litigation process including risk of an unexpected, unfavorable result of current or future litigation; and the risks described from time to time in APC’s filings with the Securities and Exchange Commission.

For a discussion of these and other risk factors, please refer to “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table summarizes information relating to purchases made by APC of shares of our common stock during the first six months ended June 25, 2006.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands except per share amounts)
January 1, 2006 to January 22, 2006	—	$—	—	$—
January 23, 2006 to February 19, 2006	970	$20.20	970	$180,389
February 20, 2006 to March 26, 2006	2,474	$20.46	2,474	$129,723
March 27, 2006 to April 23, 2006	—	—	—	$129,723
April 24, 2006 to May 21, 2006	1,420	$20.80	1,420	$100,137
May 22, 2006 to June 25, 2006	1,507	$19.64	1,507	$70,507
Total	6,371	$20.30	6,371

In February 2006, APC’s Board of Directors approved a stock repurchase program which authorizes up to $200 million to repurchase outstanding shares of APC’s common stock. The purchases would be made on the open market based on market and business factors. APC commenced the repurchase of its common stock in February 2006 and as of the end of the first six months of 2006, had repurchased approximately 6.4 million shares on the open market at an average price of approximately $20.30 per share (compared to a volume weighted average price of $20.31 per share), totaling $129 million. The duration of the repurchase program is two years but may be suspended or discontinued at any time without prior notice.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on June 9, 2005 at which APC’s shareholders approved the following:

(i)                         by a vote of 167,360,353 shares in favor, 6,120,801 opposed, and 1,158,632 abstaining, the number of directors was fixed at six.

(ii)                      the following persons (with vote results) were elected to serve another term as Directors of APC:

	For	Withheld
Rodger B. Dowdell, Jr.	159,139,884	15,499,902
Neil E. Rasmussen	158,975,236	15,664,550
Ervin F. Lyon	150,307,776	24,332,010
James D. Gerson	162,150,990	12,488,796
John G. Kassakian	171,648,506	2,991,280
Ellen B. Richstone	171,673,487	2,966,299

(iii)                   by a vote of 170,216,591 shares in favor, 3,248,209 opposed, and 1,174,986 abstaining, the ratification of the appointment of APC’s independent auditors, KPMG LLP, was approved.

(iv)                  by a vote of 145,206,159 shares in favor, 4,904,948 opposed, 2,480,647 abstaining, and 22,048,032 broker non-votes, the Amended and Restated 1997 Employee Stock Purchase Plan was approved.

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

                                                                                                                  Form 8-K dated as of October 29, 2004 and incorporated herein by reference (File No. 1-12432)

Exhibit No. 10.1                                Agreement between APC and Paul Thomas Goldman III, previously filed as an exhibit to APC’s Current Report on Form 8-K dated May 26, 2006 and incorporated herein by reference (File No. 1-12432)

Exhibit No. 10.2                                Amendment, dated June 26, 2006, to Agreement, dated February 16, 1994, between the registrant and Industrial Development Agency (Ireland) (filed herewith)

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

Date:  August 4, 2006

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

3.02	By-Laws of APC, as amended and restated, previously filed as an exhibit to APC’s Current Report on Form 8-K dated as of October 29, 2004 and incorporated herein by reference (File No. 1-12432)

10.1	Agreement between APC and Paul Thomas Goldman III, previously filed as an exhibit to APC’s Current Report on Form 8-K dated May 26, 2006 and incorporated herein by reference (File No. 1-12432)

10.2	Amendment, dated June 26, 2006, to Agreement, dated February 16, 1994, between the registrant and Industrial Development Agency (Ireland) (filed herewith)	35-36

31.1	Certification of Rodger B. Dowdell, Jr., Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)	37

31.2	Certification of Richard J. Thompson, Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)	38

32.1	Certification of Rodger B. Dowdell, Jr., Chief Executive Officer, pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)	39

32.2	Certification of Richard J. Thompson, Chief Financial Officer, pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)	40