Form 10-Q
period 2006-09-24
AMERICAN POWER CONVERSION CORP
filed 2006-11-03
CIK 835910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2006

or

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

YES ☐    NO ☒

Registrant’s Common Stock outstanding, $0.01 par value, at October 26, 2006 —189,940,000 shares

FORM 10-Q
September 24, 2006

AMERICAN POWER CONVERSION CORPORATION

FORM 10-Q
September 24, 2006

PART I - CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

ITEM 1.  FINANCIAL STATEMENTS

AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
In thousands except per share amount
(Unaudited)

ASSETS

	September 24, 2006	December 31, 2005
Current assets:
Cash and cash equivalents	$187,566	$262,414
Short term investments (Note 3)	323,175	511,181
Accounts receivable, less allowance for doubtful accounts of $15,065 in 2006 and $14,995 in 2005	415,469	374,694
Inventories:
Raw materials	226,468	215,260
Work-in-process and finished goods	410,066	326,563
Total inventories	636,534	541,823

Prepaid expenses and other current assets	76,561	59,181
Deferred income taxes	69,835	60,139

Total current assets	1,709,140	1,809,432

Property, plant and equipment:
Land, buildings and improvements	91,511	75,549
Machinery and equipment	248,898	229,768
Office equipment, furniture and fixtures	109,711	101,144
Purchased software	66,274	53,275
	516,394	459,736
Less accumulated depreciation and amortization	320,059	293,692
Net property, plant and equipment	196,335	166,044

Long term investments (Note 3)	330	562
Goodwill (Note 4)	18,202	15,781
Other intangibles, net (Note 4)	26,338	36,115
Deferred income taxes	44,535	42,427
Other assets	3,954	5,101

Total assets	$1,998,834	$2,075,462

See accompanying notes to consolidated condensed financial statements.

FORM 10-Q
September 24, 2006

AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)
In thousands except per share amount
(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 24, 2006	December 31, 2005
Current liabilities:
Accounts payable	$175,027	$176,345
Accrued compensation	56,445	41,798
Accrued sales and marketing programs	54,059	47,826
Accrued warranty (Note 5)	14,284	13,272
Other accrued expenses	74,866	60,013
Deferred revenue	49,736	41,793
Income taxes payable	12,928	39,755

Total current liabilities	437,345	420,802

Deferred tax liability	11,894	14,911

Total liabilities	449,239	435,713

Shareholders’ equity (Notes 6, 7, 8 and 9):
Common stock, $0.01 par value;
authorized 450,000 shares in 2006 and 2005;
issued 189,873 shares in 2006 and 195,778 shares in 2005	1,899	1,958
Additional paid-in capital	14,134	131,862
Retained earnings	1,530,692	1,504,093
Accumulated other comprehensive income	2,870	1,836

Total shareholders’ equity	1,549,595	1,639,749

Total liabilities and shareholders’ equity	$1,998,834	$2,075,462

See accompanying notes to consolidated condensed financial statements.

FORM 10-Q
September 24, 2006

AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
In thousands except earnings per share
(Unaudited)

	Nine months ended		Three months ended
	September 24,	September 25,	September 24,	September 25,
	2006	2005	2006	2005

Net sales (Note 10)	$1,660,096	$1,400,898	$621,318	$512,289

Cost of goods sold	1,102,911	869,526	410,546	323,633

Gross profit	557,185	531,372	210,772	188,656

Operating expenses:
Marketing, selling, general and administrative	405,113	314,474	147,292	108,276
Research and development	75,061	65,175	26,699	22,200

Total operating expenses	480,174	379,649	173,991	130,476

Operating income	77,011	151,723	36,781	58,180

Other income, net	15,148	14,431	4,796	5,448

Earnings before income taxes	92,159	166,154	41,577	63,628

Income taxes (benefit)	7,836	39,559	(3,545)	14,953

Net income	$84,323	$126,595	$45,122	$48,675

Basic earnings per share	$0.44	$0.65	$0.24	$0.25

Basic weighted average shares outstanding	192,115	193,588	190,064	194,890

Diluted earnings per share	$0.43	$0.63	$0.24	$0.24

Diluted weighted average shares outstanding	194,755	199,686	191,895	200,740

See accompanying notes to consolidated condensed financial statements.

FORM 10-Q
September 24, 2006

AMERICAN POWER CONVERSION CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
In thousands
(Unaudited)

	Nine months ended		Three months ended
	September 24, 2006	September 25, 2005	September 24, 2006	September 25, 2005
Cash flows from operating activities
Net income	$84,323	$126,595	$45,122	$48,675
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	31,859	27,808	10,891	9,418
Gain on sale of property, plant and equipment	(739)	—	—	—
Amortization of other intangibles	9,918	8,843	3,306	2,948
Provision for doubtful accounts	3,578	1,748	2,223	1,090
Provision for inventories	23,925	8,373	8,797	5,052
Share-based compensation expense	11,934	6,853	3,811	1,161
Deferred income taxes	(14,821)	(7,740)	(1,400)	(3,311)
Other non-cash items, net	1,034	(652)	20	253
Changes in operating assets and liabilities:
Accounts receivable	(44,353)	(60,302)	(21,805)	(28,982)
Inventories	(118,636)	(29,670)	(37,770)	(21,720)
Prepaid expenses and other current assets	(17,380)	(14,523)	(13,860)	(6,052)
Other assets	(1,415)	(2,980)	(427)	(806)
Accounts payable	(1,318)	10,618	12,739	7,331
Accrued expenses	44,688	15,682	27,323	18,686
Income taxes payable	(26,827)	18,136	(21,716)	8,177
Net cash (used in) provided by operating activities	(14,230)	108,789	17,254	41,920

Cash flows from investing activities
Purchases of held-to-maturity securities	—	(710,849)	—	(86,005)
Maturities of held-to-maturity securities	5,000	702,475	—	54,178
Purchases of available-for-sale securities	(3,479,146)	(1,525,260)	(913,006)	(599,735)
Sales of available-for-sale securities	3,662,384	1,558,634	926,732	647,604
Capital expenditures	(62,648)	(27,357)	(14,086)	(12,042)
Proceeds from sale of property, plant and equipment	1,237	—	—	—
Net cash provided by (used in) investing activities	126,827	(2,357)	(360)	4,000

Cash flows from financing activities
Purchases of common stock	(142,328)	—	(12,835)	—
Proceeds from issuances of common stock	10,700	40,479	586	12,972
Tax effect of stock options	1,907	—	(102)	—
Dividends paid on common stock	(57,724)	(58,131)	(19,055)	(19,510)
Net cash used in financing activities	(187,445)	(17,652)	(31,406)	(6,538)

Net change in cash and cash equivalents	(74,848)	88,780	(14,512)	39,382
Cash and cash equivalents at beginning of period	262,414	72,721	202,078	122,119
Cash and cash equivalents at end of period	$187,566	$161,501	$187,566	$161,501

Supplemental cash flow disclosure
Cash paid during the period for:
Income taxes (net of refunds)	$47,460	$23,810	$19,621	$9,827

See accompanying notes to consolidated condensed financial statements.

FORM 10-Q
September 24, 2006

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

At September 24, 2006, APC had no held-to-maturity investments. At December 31, 2005, APC’s held-to-maturity investments included $5.0 million with contractual maturities of one year or less; APC had no held-to-maturity investments with contractual maturities longer than one year. At September 24, 2006 and December 31, 2005, APC’s available-for-sale auction rate debt securities (ARS’s) included $225.9 million and $364.5 million, respectively, with contractual maturities between approximately eight to 41 years. At September 24, 2006 and December 31, 2005, APC’s available-for-sale variable rate demand obligations (VRDN’s) included $97.3 million and $136.7 million, respectively, with contractual maturities between six and 35 years. Both the ARS’s and VRDN’s resemble short-term instruments because they contain features (i.e., interest rate reset and put options, respectively) that allow for the sale of the instrument on a predetermined schedule of one to 49 days depending on the type of instrument and its particular features.

Proceeds from the sales of investment securities available-for-sale were $927 million and $648 million in the third quarters of 2006 and 2005, respectively, and were $3.662 billion and $1.559 billion in the first nine months of 2006 and 2005, respectively.

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(In thousands)
At September 24, 2006

Available-for-sale
Auction rate securities	$225,875	$—	$—	$225,875
Variable rate demand obligations	97,300	—	—	97,300
Equity investments	330	—	—	330
	$323,505	$—	$—	$323,505
At December 31, 2005

Available-for-sale
Auction rate securities	$369,481	$—	$—	$369,481
Variable rate demand obligations	136,700	—	—	136,700
Equity investments	481	81	—	562
	506,662	81	—	506,743
Held-to-maturity
U.S. government agency securities	5,000	—	(28)	4,972
	5,000	—	(28)	4,972
	$511,662	$81	$(28)	$511,715

4.              Goodwill and Other Intangible Assets

At each of September 24, 2006 and December 31, 2005, goodwill of $15.9 million and $15.8 million, respectively, was associated with the Small Systems segment. At September 24, 2006, goodwill of $2.3 million was associated with the Large Systems segment and originated during the first and third quarters of 2006 ($2.1 million and $0.2 million, respectively) from payments of escrowed purchase price consideration. Amortized intangible assets were as follows:

		September 24, 2006		December 31, 2005
Amortized Intangible Assets	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		($ in thousands)
Technology	8 years	$87,460	$64,279	$87,319	$55,958
Customer lists	9 years	11,100	8,784	11,100	7,610
Tradenames	9 years	3,957	3,116	3,957	2,693
Total amortized intangible assets	8 years	$102,517	$76,179	$102,376	$66,261

Aggregate amortization expense related to APC’s other intangible assets for the third quarters of 2006 and 2005 was $3.3 million and $2.9 million, respectively, and for the first nine months of 2006 and 2005 was $9.9 million and $8.8 million, respectively. Estimated aggregated amortization for each of the next five succeeding fiscal years is $13.2 million for 2006, $11.1 million for 2007, $6.6 million for 2008, $2.6 million for 2009, and $1.2 million for 2010. There are no expected residual values related to these intangible assets.

5.              Warranty Liability

	Product Warranty Liability at Beginning of Quarter	Accruals for Product Warranties Issued During the Quarter	Adjustments to Accruals for Preexisting Warranties	Warranty Payments	Product Warranty Liability at End of Quarter
	(In thousands)
Third Quarter 2006	$13,348	$15,481	$—	$(14,545)	$14,284
Second Quarter 2006	$13,229	$11,388	$—	$(11,269)	$13,348
First Quarter 2006	$13,272	$7,315	$—	$(7,358)	$13,229

Third Quarter 2005	$11,683	$6,895	$—	$(6,269)	$12,309
Second Quarter 2005	$12,012	$9,189	$—	$(9,518)	$11,683
First Quarter 2005	$13,092	$5,334	$—	$(6,414)	$12,012

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

	Nine months ended		Three months ended
	September 24, 2006	September 25, 2005	September 24, 2006	September 25, 2005
	(In thousands)
Basic weighted average shares outstanding	192,115	193,588	190,064	194,890
Net effect of dilutive potential common shares outstanding based on the treasury stock method using the average market price	2,640	6,098	1,831	5,850
Diluted weighted average shares outstanding	194,755	199,686	191,895	200,740
Antidilutive potential common shares excluded from the computation above	2,751	515	3,077	131

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

The decrease in common stock and paid-in capital during the third quarter of 2006 reflected APC’s third quarter repurchase on the open market of approximately 0.7 million shares of its common stock, at an average price of $17.42 per share, totaling $12.8 million. The decrease in common stock and paid-in capital during the first nine months of 2006 reflected APC’s first nine months repurchase on the open market of approximately 7.1 million shares of its common stock, at an average price of $20.01 per share, totaling $142.3 million. Such shares have been deemed authorized but not issued. These decreases were partially offset by stock issuances relating to stock-based employee benefit programs, as well as to the financial statement recognition of stock-based compensation and the tax benefit afforded to APC as a result of the disposition of option shares by APC employees. Accounting rules require this compensation expense and corporate tax benefit to be recorded as an increase in paid-in capital.

Dividends.  Dividends of $0.10 per share were declared and paid in each of the first, second, and third quarters of 2006 and 2005. It is the intention of the Board of Directors to pay a comparable quarterly dividend on a going forward basis contingent upon continued capital availability and a determination that cash dividends continue to be in the best interests of APC and its shareholders.

8.              Comprehensive Income

The components of comprehensive income, net of tax, are as follows:

	Nine months ended		Three months ended
	September 24, 2006	September 25, 2005	September 24, 2006	September 25, 2005
	(In thousands)
Net income	$84,323	$126,595	$45,122	$48,675
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment	1,115	(652)	74	253
Net unrealized loss on investments, net of income taxes	(81)	—	(54)	—
Other comprehensive income (loss)	1,034	(652)	20	253

Comprehensive income	$85,357	$125,943	$45,142	$48,928

9.              Share-Based Payments

Effective January 1, 2006, APC adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, using the modified-prospective transition method. Under this transition method, compensation cost recognized in the first quarter of fiscal 2006 included compensation cost for all share-based payments granted through January 1, 2006, but for which the requisite service period had not been completed as of January 1, 2006, based on the grant date fair values estimated in accordance with the original provisions of SFAS 123. Compensation cost for all share-based payments granted subsequent to January 1, 2006 will be based on grant date fair values estimated in accordance with the provisions of SFAS 123R. Compensation cost for grants during the third quarter ended September 24, 2006 and the second quarter ended June 25, 2006 were not material. There were no grants during the first quarter ended March 26, 2006. Results for prior periods have not been restated.

As a result of the adoption of SFAS 123R, APC’s income before income taxes for the third quarter and first nine months ended September 24, 2006 was $1.0 million and $3.0 million lower, respectively, and net income for the third quarter and first nine months ended September 24, 2006 was $0.8 million and $2.3 million lower, respectively, than if APC had continued to account for share-based compensation under APB Opinion No. 25. APC recognized a total of $3.8 million and $11.9 million of share-based compensation cost for the third quarter and first nine months ended September 24, 2006. APC did not record a cumulative effect of change in accounting principle related to forfeitures of stock-based awards since such forfeitures were not material. As of September 24, 2006, there was $19.0 million of total unrecognized compensation cost related to outstanding share-based compensation arrangements. That cost is expected to be recognized over a remaining weighted-average period of 1.5 years. APC utilizes a FASB Interpretation No. 28 attribution model for the timing of the recognition of compensation expense.

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

The following table illustrates the effect on net income and earnings per share as if APC had applied the fair value recognition provisions of SFAS 123 for the third quarter and first nine months ended September 25, 2005:

		Nine months ended	Three months ended
		September 25, 2005	September 25, 2005
		(In thousands except per share amounts)
Net income	As reported	$126,595	$48,675
Add: Compensation expense recognized during the period, net of related tax effects		5,222	888
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	Pro forma	(9,656)	(2,516)
Net income	Pro forma	$122,161	$47,047

Basic earnings per share	As reported	$0.65	$0.25
	Pro forma	$0.63	$0.24

Diluted earnings per share	As reported	$0.63	$0.24
	Pro forma	$0.61	$0.23

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

At September 24, 2006, APC had one active stock-based compensation plan, the 2004 Long-Term Incentive Plan (2004 LTI Plan), and an employee stock purchase plan (ESPP), which are described more fully below. At September 24, 2006, there were 9.8 million shares available for future grants under the 2004 LTI Plan.

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

On April 21, 1997, APC’s shareholders approved the 1997 Non-employee Director Stock Option Plan and on May 20, 1993 approved the 1993 Non-employee Director Stock Option Plan (collectively the Director Plans). The 1997 and 1993 Director Plans authorized the grant of options for up to 400,000 shares and 80,000 shares of common stock, respectively. In the first nine months of 2006 and 2005, all non-employee directors were entitled to participate in the 1997 Non-Employee Director Stock Option Plan, with each receiving no option grants during those quarters.

Options granted under the 1997 Director Plan, and the options granted on August 9, 2001 under the 1997 Stock Option Plan, vest 25% at the end of the second year and 9.375% at the end of each six month period thereafter. Options granted under the 1993 Director Plan vested 25% at the end of the first year and 25% annually thereafter.

Options granted under all stock-based compensation plans after January 1, 1993 expire not more than ten years from the date of grant (five years in the case of ISOs granted to ten percent shareholders). The outstanding options at September 24, 2006 expire at various dates through 2016. Options granted terminate within a specified period of time following termination of an optionee’s employment or position as a director or consultant with APC.

A summary of the status of stock options outstanding under APC’s stock-based compensation plan as of September 24, 2006, and changes during the first nine months ending on that date is presented below. APC has a policy of issuing new shares to satisfy stock option exercises.

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands except years and per share amounts)

Outstanding at January 1, 2006	11,757	$15.69
Granted	162	$18.98
Exercised	(877)	$12.55		$7,542
Terminated	(315)	$20.00
Outstanding at September 24, 2006	10,727	$15.87	3.7 years	$55,068

Exercisable at September 24, 2006	9,453	$15.60	3.2 years	$46,580

Stock Purchase Plan.  On April 21, 1997, APC’s shareholders approved an Employee Stock Purchase Plan (the Plan) to provide substantially all employees an opportunity to purchase shares of its common stock through payroll deductions, in an aggregate amount up to 10% of eligible compensation. Semiannually, participant account balances are used to purchase shares of stock at the lesser of 85% of the fair market value of shares on the grant date or the exercise date. The aggregate number of shares purchased by an employee may not exceed 3,000 shares annually (subject to limitations imposed by the Internal Revenue Code). The Plan expires on February 11, 2017. A total of 3.0 million shares are authorized for purchase under the Plan. No shares were issued under the Plan during the first and third quarters of 2006 and 2005. During the second quarters of 2006 and 2005, under the Plan, 72,604 shares were issued at $18.47 per share and 69,214 shares were issued at $16.78 per share, respectively.

Restricted Stock Units.  Also under the aforementioned 2004 LTI Plan, APC’s Compensation and Stock Option Committee of the Board of Directors approved the award of restricted stock units (RSU’s). A summary of the status of RSU’s as of September 24, 2006 and changes during the first nine months then ended is presented below:

	Number of RSU’s	Weighted Average Grant-Date Fair Value
	(Shares in thousands)
Non-vested at January 1, 2006	1,137	$19.82
Granted	504	$19.01
Vested	(336)	$19.27
Terminated	(118)	$20.26
Non-vested at September 24, 2006	1,187	$19.59

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

Summary operating segment information is as follows:

	Nine months ended		Three months ended
	September 24, 2006	September 25, 2005	September 24, 2006	September 25, 2005
	(In thousands)
Segment net sales
Small Systems	$1,210,507	$1,053,959	$460,027	$390,267
Large Systems	382,476	285,956	135,886	100,407
Other	52,486	52,242	19,395	18,550
Total segment net sales	1,645,469	1,392,157	615,308	509,224
Shipping and handling revenues	14,627	8,741	6,010	3,065
Total net sales	$1,660,096	$1,400,898	$621,318	$512,289

Segment profits
Small Systems	$508,235	$482,281	$197,618	$174,785
Large Systems	64,877	53,088	21,667	16,453
Other	27,913	30,700	9,856	11,190
Total segment profits	601,025	566,069	229,141	202,428
Shipping and handling net costs	40,456	34,696	14,985	13,772
Workforce reductions and severance	3,384	—	3,384	—
Other indirect operating expenses	480,174	379,650	173,991	130,476
Other income, net	15,148	14,431	4,796	5,448
Earnings before income taxes	$92,159	$166,154	$41,577	$63,628

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

12.       Subsequent Event

On October 28, 2006, APC and Schneider Electric SA, a leading provider of solutions for electrical distribution, industrial control and automation projects, executed a definitive merger agreement under which Schneider Electric will acquire all outstanding shares of APC for $31.00 per share in cash. The aggregate transaction value is approximately $6.1 billion. The transaction, which is expected to close in the first quarter of 2007, is subject to approval by APC shareholders. Approval from Schneider Electric’s shareholders is not required.

In addition, the merger is subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the European Commission, and other customary closing conditions. Under the terms of the merger agreement, Schneider Electric has agreed to use its best efforts to avoid or eliminate each and every impediment under any antitrust, competition or trade regulation law that may be asserted by the United States Federal Trade Commission, the United States Department of Justice, Antitrust Division, any State Attorney General or any other governmental authority with respect to the merger so as to enable the closing of the merger to occur as soon as reasonably possible.

The merger agreement contains certain termination rights for both APC and Schneider Electric, and further provides that, upon termination of the merger agreement under certain circumstances, APC may be obligated to pay Schneider Electric a termination fee of $180 million.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a discussion of our business outlook for the remainder of 2006. We also provide a discussion of our Results of Operations for the third quarter and first nine months of 2006 compared to the third quarter and first nine months of 2005. This discussion includes an overview of our operating results and the directions in which our markets, segments, and geographies are moving. We then provide a Liquidity and Financial Resources discussion of the significant changes in our balance sheet during the third quarter and first nine months of 2006, and cash flows for the third quarter and first nine months of 2006 compared to the third quarter and first nine months of 2005, as well as our contractual obligations and foreign currency activity. This is followed by a discussion of the Critical Accounting Policies that we believe are important to our business operations and understanding of our results of operations.

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

BUSINESS OUTLOOK

Our third quarter performance again highlighted the strong demand for APC’s solutions and continued a trend we have been experiencing throughout 2006. We are pleased with APC’s top line performance during the third quarter and first nine months of 2006. Our performance continues to reflect strong demand across geographies and major operating segments and extended our double digit year-over-year revenue growth streak to thirteen consecutive quarters. We believe that the strong year-over-year revenue growth can be attributed to what we believe is a healthy macro-economic environment for IT spending and is the result of our continued investments in research and development, sales and marketing activities and the growing adoption of APC’s network-critical physical infrastructure, or NCPI, architecture. APC has pioneered integrated systems for NCPI, which is the foundation upon which Information Technology (IT) and telecommunication networks reside. It is the “backbone” of a business, as its elements provide the power, cooling, physical housing, cabling and other elements which allow the IT systems to function. The investments we have continued to make to educate the market and drive adoption of the technology, we believe, are being well received as customers embrace the modular, standardized approach APC has pioneered.

We experienced an improvement in our operating results in the third quarter versus our performance in the first half of 2006. Through the streamlining of operations, supply chain initiatives and pricing actions, we are taking steps to improve our gross margin, while maintaining investments in innovation, sales and marketing programs to drive awareness and adoption of APC’s NCPI solutions globally. Despite continued progress in our operations and supply chain initiatives, the year-over-year trends remain unfavorable although less so than previous quarters. Additionally, year-over-year margins were also negatively impacted in the quarter by segment and product mix.

On September 21, 2006, APC’s management committed to a global plan of termination under which APC’s workforce will be reduced by approximately 330 positions (the “Global Action”). The estimated range of costs to be incurred in connection with the Global Action is approximately $4 million to $5 million, consisting primarily of employee severance costs. APC had previously announced its plan on June 27, 2006 to streamline Irish operations, including the commencement of discussions with employees with the objective of reducing the number of positions in Ireland by approximately 200 to 250 (the “Irish Action”). Based on the current status of these discussions and further identification of affected employees and associated severance costs, the estimated range of costs to be incurred in connection with the Irish Action is now expected to be approximately $6 million to $7 million, consisting primarily of employee severance costs. The costs of both actions will be recognized predominantly in the third and fourth quarters of 2006 as required by generally accepted accounting principles. It is currently anticipated that both actions will be completed in the first quarter of 2007 and that all of the expected costs will result in future cash expenditures.

In the combined Global Action and Irish Action, APC intends to reduce its workforce by an aggregate of approximately 580 positions and expects to incur aggregate costs of approximately $10 million to $12 million, consisting primarily of employee severance costs. In total, APC expects annual pre-tax savings of approximately $32 million from the combined actions, principally in 2007, with pre-tax savings of approximately $5 million anticipated in the fourth quarter of 2006.

Developing and managing the internal capabilities necessary to meet the supply and order fulfillment requirements of two distinct business models, that is, a transaction-oriented products business and a customer-focused systems solutions business, is a complicated and difficult task. To support these two businesses, we are working to lower manufacturing costs and improve product delivery to our global customer base. This has included transitioning more Large Systems manufacturing overseas and populating global distribution centers with a broader portfolio of products. During the third quarter we continued to make strides to improve our order fulfillment process and continue to avoid our reliance on expedited shipping methods, particularly related to air freight. We saw our gross margin stabilize and increase slightly from the first half of 2006, however our freight and logistics costs remain at levels higher than they were prior to the recent transitions of Large Systems product manufacturing overseas.

As we look forward to the remainder of 2006, our high level objectives remain the same — drive adoption and growth of our InfraStruXure architecture and continue leading the market for server and desktop UPSs. We will also put a greater focus on near term profitable business growth. And while we are reducing costs it does not mean we will cease investing in the business because we must remain significantly invested to be successful. We believe that the changes we are making by realigning resources along key areas can improve productivity, reduce costs and allow for continued growth in the business. We will continue investing in vital areas and functions, including those supporting our data center initiatives, but at a more managed pace with a greater focus on profitability. We have taken these actions with the intent of preserving momentum in our business by helping better align resources against key target areas. We believe we can drive improved productivity and leverage from our teams. We will also need to: (1) optimize operational efficiency, (2) deploy and improve distribution capabilities in all regions globally, (3) accelerate the responsiveness of the supply chain to minimize availability issues for the more complex solutions, (4) improve demand to supply signaling capabilities to support both business models, and (5) build a products and professional services business needed for successfully pursuing datacenter opportunities. Some of these initiatives, during implementation, may result in our incurring incremental costs prior to achieving the desired outcomes. Additionally, these initiatives will take time, some more than others, to implement, but we are committed to making significant, meaningful, and timely progress.

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

Increased operational costs, including freight and warehousing, are associated with the management of our supply chain. These costs are tied to fulfilling customer orders and reducing overall long-term costs through the stocking of global third-party distribution centers, expediting of product to meet customer demand, and the transition cost of shifting production to lower cost manufacturing locations. We expect this could continue in the near term, however ultimately it is expected these transitions will allow for lower manufacturing costs. In the short-term, each transition is the equivalent of a new product introduction to a facility and comes with a learning curve and initial supply chain inefficiencies. Operational cost improvement initiatives, including redesign of our supply chain processes and elimination of redundant manufacturing costs, are expected to result in long-term gross margin improvement.

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

We have dedicated efforts to optimize our overall manufacturing capacity and locations over recent years and we will continue to plan for future capacity requirements based on the assumed continued acceptance and demand for our products in the specific market segments they were designed to address. We currently expect that capital spending will be between $80 million and $100 million in 2006, compared to $49 million in 2005. Most of our incremental capital spending for 2006 will go toward acquiring and expanding a building for a customer Technology Learning Center, to be based in St. Louis, Missouri, and maintaining, upgrading, and expanding our current manufacturing capacity, as well as investments to upgrade current hardware and software office technologies. We acquired land and an office building in St. Louis for approximately $14 million during the second quarter of 2006 from available cash on-hand. Construction began during the third quarter of 2006 on the Technology Learning Center building which is expected to be completed in 2007.

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

In February 2006, APC’s Board of Directors approved a stock repurchase program which authorizes up to $200 million to repurchase outstanding shares of APC’s common stock. The purchases would be made on the open market based on market and business factors. APC commenced the repurchase of its common stock in February 2006 and, as of the end of the third quarter, had repurchased approximately 7.1 million shares on the open market at an average price of approximately $20.01 per share, totaling $142 million. The duration of the repurchase program is two years but may be suspended or discontinued at any time without prior notice.

We currently expect our tax rate to be approximately 21 - 23% for the full year 2006, excluding the impact of the net tax benefit recognized during the third quarter of 2006. The estimated effective tax rate is based on current tax law and the current expected income. The tax rate may be affected by the jurisdictions in which profits are determined to be earned and taxed, our ability to successfully implement additional tax savings planning opportunities and our ability to realize deferred tax assets.

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

On October 28, 2006, APC and Schneider Electric SA, a leading provider of solutions for electrical distribution, industrial control and automation projects, executed a definitive merger agreement under which Schneider Electric will acquire all outstanding shares of APC for $31.00 per share in cash. The aggregate transaction value is approximately $6.1 billion. The transaction, which is expected to close in the first quarter of 2007, is subject to approval by APC shareholders. Approval from Schneider Electric’s shareholders is not required.

In addition, the merger is subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the European Commission, and other customary closing conditions. Under the terms of the merger agreement, Schneider Electric has agreed to use its best efforts to avoid or eliminate each and every impediment under any antitrust, competition or trade regulation law that may be asserted by the United States Federal Trade Commission, the United States Department of Justice, Antitrust Division, any State Attorney General or any other governmental authority with respect to the merger so as to enable the closing of the merger to occur as soon as reasonably possible.

The merger agreement contains certain termination rights for both APC and Schneider Electric, and further provides that, upon termination of the merger agreement under certain circumstances, APC may be obligated to pay Schneider Electric a termination fee of $180 million.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 24, 2006 AND SEPTEMBER 25, 2005

Revenues

Net sales were $621.3 million for the third quarter of 2006, an increase of 21.3% compared to $512.3 million for the comparable period in 2005. Net sales for the first nine months of 2006 were $1.660 billion, an increase of 18.5% compared to $1.401 billion for the same period in 2005. Our third quarter performance again highlighted the strong demand for APC’s solutions. Top line growth during the third quarter and first nine months of 2006 was again widespread across each of our major geographies and principal operating segments. We are confident that the strong year-over-year growth can be attributed to what we believe continues to be a healthy macro-economic environment for IT spending and is the result of our continued investments in sales and marketing activities and the growing adoption of APC’s network-critical physical infrastructure, or NCPI, architecture.

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

Revenues by Geography.  The following table summarizes our revenues on a geographic basis for the third quarter and first nine months ended September 24, 2006 and September 25, 2005.

	Nine months ended				Three months ended
	Sept. 24, 2006	% of Total	Sept. 25, 2005	% of Total	Sept. 24, 2006	% of Total	Sept. 25, 2005	% of Total
	(In millions)
North and Latin America (the Americas)	$895.1	53.9%	$730.3	52.1%	$343.1	55.2%	$268.3	52.4%
Europe, the Middle East, and Africa (EMEA)	466.3	28.1%	405.8	29.0%	167.0	26.9%	148.9	29.1%
Asia	298.7	18.0%	264.8	18.9%	111.2	17.9%	95.1	18.5%
Total Net Sales	$1,660.1	100.0%	$1,400.9	100.0%	$621.3	100.0%	$512.3	100.0%

The Americas’ net sales increased 27.9% in the third quarter of 2006 over the third quarter of 2005, and increased 22.6% in the first nine months of 2006 over the first nine months of 2005. EMEA’s net sales increased 12.2% in the third quarter of 2006 over the third quarter of 2005, and increased 14.9% in the first nine months of 2006 over the first nine months of 2005. Asia’s net sales increased 16.9% in the third quarter of 2006 over the third quarter of 2005, and increased 12.8% in the first nine months of 2006 over the first nine months of 2005.

In addition, we believe that constant currency information is useful for an understanding of our operating results. Revenues on a constant currency basis differ from revenues presented in accordance with accounting principles generally accepted in the United States.

Constant Currency Revenues
($ in millions)

	Three Months Ended September 24, 2006			Three Months Ended September 25, 2005
	Constant $ Revenue	Constant $ Impact	Constant $ % Change	Constant $ Revenue	Constant $ Impact	Constant $ % Change

The Americas	$342.7	$0.4	27.7%	$267.1	$1.3	18.1%
EMEA	163.5	3.5	9.9%	149.6	(0.7)	8.7%
Asia	114.4	(3.2)	20.3%	94.1	0.9	20.8%
Total Net Sales	$620.6	$0.7	21.1%	$510.8	$1.5	15.6%

	Nine Months Ended September 24, 2006			Nine Months Ended September 25, 2005
	Constant $ Revenue	Constant $ Impact	Constant $ % Change	Constant $ Revenue	Constant $ Impact	Constant $ % Change

The Americas	$892.9	$2.3	22.2%	$728.8	$1.6	21.2%
EMEA	469.1	(2.8)	15.6%	403.3	2.4	9.8%
Asia	308.7	(10.1)	16.6%	262.8	2.0	19.2%
Total Net Sales	$1,670.7	$(10.6)	19.3%	$1,394.9	$6.0	17.3%

EMEA’s revenues on a constant currency basis principally reflect fluctuations in the Euro and British pound. Asia’s revenues on a constant currency basis principally reflect fluctuations in the Japanese yen and Australian dollar.

Cost of Goods Sold

Cost of goods sold was $410.5 million or 66.1% of net sales in the third quarter of 2006 compared to $323.6 million or 63.2% of net sales in the third quarter of 2005. Cost of goods sold was $1.103 billion or 66.4% of net sales in the first nine months of 2006 compared to $869.5 million or 62.1% of net sales in the first nine months of 2005. Gross margins for the third quarter of 2006 were 33.9% of net sales, approximately 290 basis points lower than in the third quarter of 2005. Gross margins for the first nine months of 2006 were 33.6% of net sales, approximately 430 basis points lower than in the first nine months of 2005. The lower third quarter and first nine months 2006 gross margins were attributable to a segment mix shift toward our Large Systems segment, combined with higher factory and field service costs within our principal segments.

Additionally, gross margins for the third quarter and first nine months of 2006 included charges totaling $3.4 million related to the aforementioned workforce reduction actions and severance. These costs have not been allocated to our operating segments, but rather have been classified as indirect operating expenses for segment reporting consistent with our classification for internal financial reporting; also refer to Note 10 of Notes to Consolidated Condensed Financial Statements in Item 1 of this Report.

For further information about gross margins by segment, refer to the Segment Results section below.

Inventory Reserves.  Total inventory reserves at September 24, 2006 were $58.2 million compared to $48.6 million at December 31, 2005. The increase in total inventory reserves reflected routine provisioning that was necessary as a result of applying APC’s inventory reserve methodology throughout the quarter, offset by the physical disposition of inventories covered by APC’s inventory reserves. APC’s reserve estimate methodology involves quantifying the total inventory position having potential loss exposure. Loss exposure generally results from several business factors, including product or component discontinuance, unplanned changes in demand, product design changes, and factory transitions. Quantifying such loss exposure is the result of combining the cost of inventories specifically identified as having little or no opportunity for sale or use (thus available for physical disposition) plus the cost of inventories having a high risk of no future sale or use based upon an analysis of on-hand quantities compared to historical and anticipated future sale or use. APC maintains an on-going business process for the physical disposition of inventories previously identified. Inventory write-offs occur at the time of physical disposition. Inventories, once reserved, are not written back up as such reserve adjustments are considered to be a permanent decrease to the cost basis of the excess or obsolete inventory.

Segment Results (Also refer to Note 10 of Notes to Consolidated Financial Statements in Item 1 of this report for important information regarding APC’s reportable segments)

Small Systems.  Net sales for products in the Small Systems segment, which provides power protection, UPS and management products for the PC, server and networking markets, increased in the third quarter of 2006 by 17.9% over the third quarter of 2005, and increased in the first nine months of 2006 by 14.9% over the first nine months of 2005. Continued strong adoption of our online Smart-UPS, the Smart-UPS RT, healthy growth in Back-UPS desktop UPSs plus growth in InfraStruXure architecture related categories, including racks and power distribution, were the primary drivers of the strong quarterly gains in this segment.

Third quarter and first nine months 2006 gross margins for the Small Systems segment of 43.0% and 42.0%, respectively, declined 180 basis points and 380 basis points, respectively, from the comparable periods in 2005. Higher factory and field service costs contributed to the third quarter 2006 year-over-year decline. In addition, higher freight and logistics costs, and pricing and mix shifts were factors in the year-to-date decline.

Large Systems.  Net sales for products in the Large Systems segment, consisting primarily of 3-phase UPS, services, precision cooling and ancillary products for data centers, facilities and communication applications, increased in the third quarter of 2006 by 35.3% over the third quarter of 2005, and increased in the first nine months of 2006 by 33.8% over the first nine months of 2005. Solid growth from products used in the InfraStruXure architecture, including Symmetra 3-Phase UPSs, Power Distribution and Cooling, and services, as well as our broadband products drove the strong top line growth in this segment. Additionally, our new Smart UPS VT, which replaces lower-kVA legacy Silcon products and APC’s broadband products also contributed to the strong top line performance of this segment during the first nine months of 2006.

Third quarter and first nine months 2006 gross margins for the Large Systems segment of 15.9% and 17.0%, respectively, declined 50 basis points and 160 basis points, respectively, from the comparable periods in 2005. The growth of favorable gross margin products within this segment only partially offset increasing costs in our Services business year-over-year. In addition, higher freight and logistics costs contributed to the downward pressure on margins in this segment on a year-to-date basis. Continuing material cost savings partially offset unfavorable factors during the first nine months of 2006.

“Other” Segment.  Net sales for products in the Other segment, consisting principally of mobile accessories and replacement batteries, increased in the third quarter of 2006 by 4.6% over the third quarter of 2005, and increased in the first nine months of 2006 by 0.5% over the first nine months of 2005. Third quarter 2006 sales of mobile accessories and replacement batteries were up year-over-year. For the first nine months of 2006, top line growth for this segment was essentially flat as the third quarter increases were substantially offset by declines during the first half of 2006 vs. the same period last year.

Third quarter and first nine months 2006 gross margins for the Other segment of 50.8% and 53.2%, respectively, decreased 950 basis points and 560 basis points, respectively, from the comparable periods in 2005. Pricing and material costs negatively impacted this segment’s gross margins.

Operating Expenses

Marketing, Selling, General, and Administrative (SG&A) Expenses. SG&A expenses in the third quarter of 2006 were $147.3 million or 23.7% of net sales compared to $108.3 million or 21.1% of net sales in the third quarter of 2005. SG&A expenses in the first nine months of 2006 were $405.1 million or 24.4% of net sales compared to $314.5 million or 22.4% of net sales in the first nine months of 2005. We continue to support our data center initiatives, with a focus on increasing the awareness of our existing and prospective customers, particularly in relation to our InfraStruXure architecture. Our investments remain concentrated on driving InfraStruXure and data center-related initiatives, including sales and service staffing, education, and sales generation. The investments we are making in these areas are essential to branding the data center, and establishing APC as a leader in the network-critical physical infrastructure market. Additionally, SG&A expenses for the third quarter and first nine months of 2006 included charges totaling $4.2 million related to the aforementioned workforce reduction actions and severance. We also recorded approximately $3 million in incremental costs year-over-year associated with the newly acquired Netbotz business, including amortization of intangibles ($9 million during the first nine months). Additionally, pursuant to our adoption of SFAS 123R, we recorded approximately $1 million in incremental stock-based compensation during the quarter ($3 million during the first nine months) for a total equity compensation expense of $4 million ($12 million during the first nine months) when combined with costs associated with restricted stock units; the majority of these costs were classified in operating expenses.

The allowance for bad debts was 3.5% of gross accounts receivable at September 24, 2006, substantially unchanged from 3.8% at December 31, 2005. Accounts receivable balances outstanding over 60 days represented 11.2% of total receivables at September 24, 2006 compared to 12.7% at December 31, 2005. A majority of U.S. and international customer balances continue to be covered by receivables insurance. We continue to experience strong collection performance. Write-offs of uncollectable accounts represent less than 1% of net sales for both periods.

Research and Development (R&D).  R&D expenditures were $26.7 million or 4.3% of net sales in the third quarter of 2006, up from $22.2 million or 4.3% of net sales in the third quarter of 2005. R&D expenditures were $75.1 million or 4.5% of net sales in the first nine months of 2006, up from $65.2 million or 4.7% of net sales in the first nine months of 2005. We are committed to sustaining our R&D efforts to meet the future needs of our customers across all segments and potentially expanding into emerging, high-growth areas. We continue to advance our NCPI systems in addition to ensuring our end-to-end offering is the best in the industry. We believe that continued product innovation through development is necessary for our existing products to remain competitive in our markets, as well as creating opportunities from new product introductions. The increases in total R&D spending primarily reflect increased numbers of software and hardware engineers and costs associated with new product development and engineering support.

Other Income, Net and Income Taxes

Other Income, Net.  Other income is comprised principally of interest income which decreased during the third quarter of 2006 due principally to lower average cash balances available for investment during 2006. Interest income increased during the first nine months of 2006 as a result of the favorable impact of rising interest rates compared to the first nine months of 2005.

At September 24, 2006, APC had $511.1 million of total cash and investments, down from $774.2 million at December 31, 2005. We manage APC’s cash and investment balances to preserve principal and liquidity while maximizing our return on the total investment portfolio. We diversify our investment portfolio by investing in multiple types of investment-grade securities with multiple investment brokers. Based on APC’s investment portfolio and interest rates, at September 24, 2006, a 100 basis point increase or decrease in interest rates would have resulted in an increase or decrease of approximately $5 million in our annual interest income.

Income Taxes.  Our effective income tax rate was approximately -8.5% and 23.5% for the third quarters and 8.5% and 23.8% for the first nine months ended September 24, 2006 and September 25, 2005, respectively. The decrease in 2006 from 2005 was principally attributable to a net tax benefit of approximately $12.9 million or $0.07 per share associated with the adjustment of income tax provisioning resulting from recent tax audits. We expect APC’s effective income tax rate to remain considerably lower than the U.S. statutory federal corporate tax rate of 35%, due to the tax savings from an increasing portion of taxable earnings anticipated to be generated from APC’s operations in jurisdictions currently having lower income tax rates than the present U.S. statutory income tax rate. This shift resulted partially from our product transitions to lower cost, lower tax, manufacturing locations. APC has tax holidays in China and India which reduce or eliminate the income taxes paid in those countries.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

Working capital at September 24, 2006 was $1.272 billion compared to $1.389 billion at December 31, 2005. Our total cash, cash equivalents, and short-term investments decreased to $510.7 million at September 24, 2006 from $773.6 million at December 31, 2005.

Stock Repurchase Program.  In February 2006, APC’s Board of Directors approved a stock repurchase program which authorizes up to $200 million to repurchase outstanding shares of APC’s common stock. The purchases would be made on the open market based on market and business factors. The duration of the repurchase program is two years but may be suspended or discontinued at any time without prior notice. APC commenced the repurchase of its common stock in February 2006. The first nine months 2006 decrease in our cash, cash equivalents, and short-term investments position reflected APC’s first nine months repurchase on the open market of approximately 7.1 million shares of its common stock, at an average price of $20.01 per share, totaling $142 million.

In addition, APC’s continued positive operating results allowed us to pay a quarterly dividend and continue to internally finance the capital investment, R&D, sales and marketing spending required to expand our operations.

Cash Flows

The table below summarizes our cash flows for the third quarters and first nine months ended September 24, 2006 and September 25, 2005.

	Nine months ended		Three months ended
	September 24, 2006	September 25, 2005	September 24, 2006	September 25, 2005
	(In thousands)
Net cash (used in) provided by operating activities	$(14,230)	$108,789	$17,254	$41,920
Net cash provided by (used in) investing activities	126,827	(2,357)	(360)	4,000
Net cash used in financing activities	(187,445)	(17,652)	(31,406)	(6,538)
Net change in cash and cash equivalents	(74,848)	88,780	(14,512)	39,382
Cash and cash equivalents at beginning of period	262,414	72,721	202,078	122,119
Cash and cash equivalents at end of period	$187,566	$161,501	$187,566	$161,501

Cash Flows from Operating Activities.  Our cash flows from operations for the third quarter and first nine months of 2006 funded increased inventory as discussed below. Our cash flows from operations for the third quarter of 2005 and first nine months of 2005 reflected higher profit levels. In addition, both years reflected increased accounts receivable balances as a result of higher third quarter and first nine months sales.

Cash Flows from Investing Activities.  Our investing activities cash flows in the third quarter and first nine months of 2006 reflected the impact of the aforementioned share repurchase program. Both periods included the impact of capital spending, principally manufacturing and office equipment, purchased software applications, and building improvements. Our investment approach and the composition of our investment portfolio remained relatively constant overall with no investments having maturity dates greater than one year, except for our auction rate securities and variable rate demand obligations. Capital spending in the third quarters and first nine months of 2006 and 2005 focused on funding additional equipment needs and improving existing factories, principally in the U.S., India, and the Philippines, as well as continuing investment in information technologies.

Cash Flows from Financing Activities.  Our cash flows from financing activities included the afore-mentioned share repurchases in the third quarter and first nine months of 2006, as well as the payment of common stock dividends of approximately $19.1 million and $19.5 million during the third quarters of 2006 and 2005, respectively, and $57.7 million and $58.1 million during the first nine months of 2006 and 2005, respectively. These outflows were partially offset by proceeds from issuances of common stock relating to employee stock plans during each of the periods presented.

Inventories

Worldwide inventories were $636.5 million at September 24, 2006, up from $541.8 million at December 31, 2005. APC’s inventory continued to increase during the third quarter in anticipation of continued revenue growth in the fourth quarter of 2006. Our inventory increased in the first half due to seasonal anticipation of summer demand patterns as a result of power outages and interruptions. Also, higher levels of on-hand finished goods were required to ensure product availability as we navigate our aforementioned supply chain issues, and to meet increasing current and anticipated demand, particularly InfraStruXure demand, as well as to manage the requirements associated with continuing transfers of production of a wide range of Small and Large Systems products to and among our low cost manufacturing regions. In addition, we increased our inventory levels strategically to support in-region lead time initiatives, as well as to support continuing new product introductions. Despite increasing inventory levels, our inventory days on hand improved to 138 days in the third quarter of 2006, down from 147 days in the second quarter of 2006, reflecting our strong third quarter 2006 net sales performance, and approximated 135 days in the third quarter of 2005. There were no inventory charges, other than APC’s standard provisioning, during the third quarters and first nine months of 2006 and 2005.

Contractual Obligations

The following table summarizes our significant contractual obligations at September 24, 2006, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our balance sheet as current liabilities at September 24, 2006.

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In millions)
Operating Lease Obligations	$25.1	$2.4	$13.6	$6.4	$2.7

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

Capital Expenditures and Capital Commitments

During the third quarters of 2006 and 2005, our capital expenditures, net of capital grants, amounted to approximately $14.1 million and $12.0 million, respectively. During the first nine months of 2006 and 2005, our capital expenditures, net of capital grants, amounted to approximately $62.6 million and $27.4 million, respectively. Our capital spending during the third quarters and first nine months of 2006 and 2005 consisted primarily of manufacturing and office equipment, purchased software applications, and building improvements, with spending focused on funding additional equipment needs and improving existing factories, principally in the U.S., India, and the Philippines, as well as continuing investment in information technologies. Substantially all of APC’s net capital expenditures were financed from available operating cash.

We have dedicated efforts to optimize our overall manufacturing capacity and locations over recent years and we will continue to plan for future capacity requirements based on the assumed continued acceptance and demand for our products in the specific market segments they were designed to address. We currently expect that capital spending will be between $80 million and $100 million in 2006, compared to $49 million in 2005. Most of our incremental capital spending for 2006 will go toward acquiring and expanding a building for a customer Technology Learning Center, to be based in St. Louis, Missouri, and maintaining, upgrading, and expanding our current manufacturing capacity, as well as investments to upgrade current hardware and software office technologies. We acquired land and an office building in St. Louis for approximately $14 million during the second quarter of 2006 from available cash on-hand. Construction began during the third quarter of 2006 on the Technology Learning Center building which is expected to be completed in 2007.

We had no material capital commitments during the third quarters and first nine months of 2006 and 2005, or at September 24, 2006 and December 31, 2005.

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

Borrowing Facilities and Financial Commitments

APC had no borrowing facilities or significant financial commitments, other than those required in the normal course of business, during the third quarters and first nine months of 2006 and 2005, or at September 24, 2006 and December 31, 2005.

Off-Balance-Sheet Arrangements

APC had no significant off-balance sheet arrangements during the third quarters and first nine months of 2006 and 2005, or at September 24, 2006 and December 31, 2005.

Quarterly Cash Dividends

Dividends of $0.10 per share were declared and paid in each of the first, second, and third quarters of 2006 and 2005. It is the intention of the Board of Directors to pay a comparable quarterly dividend on a going forward basis contingent upon continued capital availability and a determination that cash dividends continue to be in the best interests of APC and its shareholders.

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

Foreign Currency Activity

We invoice our customers in various currencies. Realized and unrealized transaction gains or losses are included in the results of operations and are measured based upon the effect of changes in exchange rates on the actual or expected amount of functional currency cash flows. Transaction gains and losses were not material to the results of operations in the third quarters or first nine months of 2006 and 2005.

The table below summarizes information on balances that are sensitive to foreign currency exchange rates and presents such amounts in U.S. dollar equivalents.

	September 24, 2006		December 31, 2005
	Accounts Receivable	Liabilities	Accounts Receivable	Liabilities
	(In millions)
U.S. dollar functional currency	$88.6	$142.7	$98.6	$93.8
Swiss franc functional currency	$22.6	$11.4	$14.4	$5.8

APC also had non-trade receivables denominated in Euros of approximately U.S.$0.9 million and U.S.$1.4 million at September 24, 2006 and December 31, 2005, respectively.

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

To the extent we believe that recovery of deferred tax assets is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the consolidated statements of income. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At September 24, 2006 and December 31, 2005, we provided a valuation allowance on certain of our deferred tax assets, primarily consisting of net operating losses generated in 2001 through the third quarter of 2006 for the start up and continuing operations of Brazilian operations, because of uncertainty regarding their realizability. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

RECENTLY ISSUED ACCOUNTING STANDARDS

Accounting for Defined Benefit Pension and Other Postretirement Plans.  In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132R. This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. This Statement is effective for APC beginning with the fourth quarter of 2006. It is not expected to have a material impact on our consolidated financial position or results of operations.

Accounting for Uncertainty in Income Taxes.  In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for APC beginning with the first quarter of 2007. We are currently reviewing this Interpretation to determine its impact on APC.

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

The factors that could cause actual results to differ materially include the following: The ability of APC and Schneider to gain regulatory and shareholder approval for the proposed merger; successful completion of the transaction; ability to achieve expected growth, savings and benefits of merger; potential disruption in business or relationships with customers, vendors, partners and employees as a result of the proposed merger; the pervasive and intensifying competition in all markets where we operate; prolonged adverse economic and employment conditions in the markets we serve; changes in available technology that make our existing technology obsolete or expensive to upgrade; the availability and cost of capital; the impact of any industry consolidation; the outcome of pending or threatened complaints and litigation; the Company’s ability to achieve the targeted job reductions and savings; the Company’s ability to improve the execution of its operations processes and eliminate operational waste and excess expense; depending on market circumstances, the Company may not complete its previously approved stock repurchase program; the impact of foreign currency exchange rate fluctuations; the impact on demand, component availability and pricing, and logistics, and the disruption of manufacturing operations that result from labor disputes, war, acts of terrorism or political instability; ramp up, expansion, transfer and rationalization of global manufacturing capacity, including successfully consolidating its Irish manufacturing operations in Castlebar, Ireland and redeploying certain customer-facing positions within the Europe, Middle East and Africa region; the Company’s ability to effectively align operating expenses and production capacity with the current demand environment; the potential impact of complying with changing environmental regulations; the discovery of a latent defect in any of the Company’s products; growth rates in the power protection industry and related industries; product mix changes and the potential negative impact on gross margins from such changes; changes in the seasonality of demand patterns; inventory risks due to shifts in market demand; component constraints, shortages, pricing and quality; risk of nonpayment of accounts receivable; and the risks described from time to time in APC’s filings with the Securities and Exchange Commission.

For a discussion of these and other risk factors, please refer to “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table summarizes information relating to purchases made by APC of shares of our common stock during the first nine months ended September 24, 2006.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands except per share amounts)
January 1, 2006 to January 22, 2006	—	$—	—	$—
January 23, 2006 to February 19, 2006	970	$20.20	970	$180,389
February 20, 2006 to March 26, 2006	2,474	$20.46	2,474	$129,723
March 27, 2006 to April 23, 2006	—	—	—	$129,723
April 24, 2006 to May 21, 2006	1,420	$20.80	1,420	$100,137
May 22, 2006 to June 25, 2006	1,507	$19.64	1,507	$70,507
June 26, 2006 to July 23, 2006	—	—	—	$70,507
July 24, 2006 to August 20, 2006	—	—	—	$70,507
August 21, 2006 to September 24, 2006	736	$17.42	736	$57,673
Total	7,107	$20.01	7,107

In February 2006, APC’s Board of Directors approved a stock repurchase program which authorizes up to $200 million to repurchase outstanding shares of APC’s common stock. The purchases would be made on the open market based on market and business factors. APC commenced the repurchase of its common stock in February 2006 and as of the end of the first nine months of 2006, had repurchased approximately 7.1 million shares on the open market at an average price of approximately $20.01 per share (compared to a volume weighted average price of $20.01 per share), totaling $142.3 million. The duration of the repurchase program is two years but may be suspended or discontinued at any time without prior notice.

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

Exhibit No. 4.01

Amendment to Rights Agreement, dated as of October 28, 2006, by and between APC and BankBoston, N.A. (as executed by its successor, Computershare Trust Company, N.A.), previously filed as an exhibit to APC’s Current Report on Form 8-K filed on October 30, 2006 and incorporated herein by reference (File No. 1-12432)

Exhibit No. 10.1

Employment Agreement dated as of August 15, 2006, between APC and Robert J. Johnson, previously filed as an exhibit to APC’s Current Report on Form 8-K filed on August 21, 2006 and incorporated herein by reference (File No. 1-12432)

Exhibit No. 10.2

Change-in-Control Severance Agreement, dated as of July 11, 2005, between APC and Richard J. Thompson, which is substantially the form of the Change-in-Control Severance Agreement dated as of August 15, 2006 between APC and David R. Johnson, previously filed as an exhibit to APC’s Current Report on Form 8-K filed on July 12, 2005 and incorporated herein by reference (File No. 1-12432)

Exhibit No. 10.3

Form of Change-in-Control Severance Agreement, which is substantially the form of the Change-in-Control Severance Agreement dated as of July 5, 2000 between APC and Robert J. Johnson, previously filed as an exhibit to APC’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000 and incorporated herein by reference (File No. 1-12432)

Exhibit No. 10.4

Form of Amendment to Change-in-Control Severance Agreement, which is substantially the form of the Amendment to Change-in-Control Severance Agreement dated as of July 29, 2005 between APC and Robert J. Johnson, previously filed as an exhibit to APC’s Current Report on Form 8-K filed on August 3, 2005 and incorporated herein by reference (File No. 1-12432)

Exhibit No. 10.5

Agreement, dated as of August 24, 2006, between APC and Rodger B. Dowdell, Jr., previously filed as an exhibit to APC’s Current Report on Form 8-K filed on August 30, 2006 and incorporated herein by reference (File No. 1-12432)

Exhibit No. 10.6

Agreement and Plan of Merger, dated as of October 28, 2006, by and among APC, Schneider Electric SA and Trianon Inc., previously filed as an exhibit to APC’s Current Report on Form 8-K filed on October 30, 2006 and incorporated herein by reference (File No. 1-12432)

Exhibit No. 31.1

Certification of Robert J. Johnson, Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit No. 31.2

Certification of Richard J. Thompson, Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit No. 32.1

Certification of Robert J. Johnson, Chief Executive Officer, pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit No. 32.2

Certification of Richard J. Thompson, Chief Financial Officer, pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN POWER CONVERSION CORPORATION

Date: November 3, 2006
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
4.01

Amendment to Rights Agreement, dated as of October 28, 2006, by and between APC and BankBoston, N.A. (as executed by its successor, Computershare Trust Company, N.A., previously filed as an exhibit to APC’s Current Report on Form 8-K filed on October 30, 2006 and incorporated herein by reference (File No. 1-12432)

10.1

Employment Agreement dated as of August 15, 2006, between APC and Robert J. Johnson, previously filed as an exhibit to APC’s Current Report on Form 8-K filed on August 21, 2006 and incorporated herein by reference (File No. 1-12432)

10.2

Change-in-Control Severance Agreement, dated as of July 11, 2005, between APC and Richard J. Thompson, which is substantially the form of the Change-in-Control Severance Agreement dated as of August 15, 2006 between APC and David R. Johnson, previously filed as an exhibit to APC’s Current Report on Form 8-K filed on July 12, 2005 and incorporated herein by reference (File No. 1-12432)

10.3

Form of Change-in-Control Severance Agreement, which is substantially the form of the Change-in-Control Severance Agreement dated as of July 5, 2000 between APC and Robert J. Johnson, previously filed as an exhibit to APC’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000 and incorporated herein by reference (File No. 1-12432)

10.4

Form of Amendment to Change-in-Control Severance Agreement, which is substantially the form of the Amendment to Change-in-Control Severance Agreement dated as of July 29, 2005 between APC and Robert J. Johnson, previously filed as an exhibit to APC’s Current Report on Form 8-K filed on August 3, 2005 and incorporated herein by reference (File No. 1-12432)

10.5

Agreement, dated as of August 24, 2006, between APC and Rodger B. Dowdell, Jr., previously filed as an exhibit to APC’s Current Report on Form 8-K filed on August 30, 2006 and incorporated herein by reference (File No. 1-12432)

10.6

Agreement and Plan of Merger, dated as of October 28, 2006, by and among APC, Schneider Electric SA and Trianon Inc., previously filed as an exhibit to APC’s Current Report on Form 8-K filed on October 30, 2006 and incorporated herein by reference (File No. 1-12432)

31.1	Certification of Robert J. Johnson, Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)	37
31.2	Certification of Richard J. Thompson, Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)	38
32.1	Certification of Robert J. Johnson, Chief Executive Officer, pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)	39
32.2	Certification of Richard J. Thompson, Chief Financial Officer, pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)	40